Form 10-Q
period 1995-04-30
HOLIDAY RV SUPERSTORES INC
filed 1995-05-26
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON DC  20549


                                FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly period ended April 30, 1995

                                    OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 0-16448

                   HOLIDAY RV SUPERSTORES, INCORPORATED


                           I.R.S. # 59-1834763

                    State of Incorporation:   Florida


                      Sand Lake West Executive Park
                         7851 Greenbriar Parkway
                         Orlando, Florida  32819

                              (407) 363-9211

           Indicate by check mark whether the registrant (1) has filed all reports by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES    X                 NO

          As of May 22, 1995, Holiday RV Superstores, Incorporated had outstanding 7,395,700 shares of Common Stock, par value $.01 per share.

                                  PART I

                          Financial Information

     Item 1.  Financial Statements


          HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
          _____________________________________________________

                                  ASSETS
                                 ________
                                              04/30/95       10/31/94
                                            (Unaudited)
                                            ____________   ____________
     Current:
          Cash and cash equivalents         $  4,721,943   $  5,239,701
          Accounts receivable:
            Trade and contracts in transit     1,249,986      1,263,422
            Other                                486,254        293,055
          Inventories                         18,935,636     17,193,896
          Prepaid expenses                        53,667        146,854
          Deferred income taxes                   63,000         63,000
                                            ____________   ____________

            Total Current Assets              25,510,486     24,199,928

     Property and Equipment,
          less accumulated depreciation        2,202,730      1,710,567

     Rental Fleet,
          less accumulated depreciation            -----        531,280

     Other Assets, principally covenant
          not to compete                         429,968        483,031
                                            ____________  _ ___________

               TOTAL ASSETS                 $ 28,143,184   $ 26,924,806
                                            ============   ============

             See accompanying notes to the consolidated condensed
               financial statements.

               HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
          _____________________________________________________

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ____________________________________
                                              04/30/95       10/31/94
                                            (Unaudited)
                                            ____________  _____________
     Current Liabilities:
          Floor plan contracts              $ 13,643,322   $ 13,169,621
          Accounts payable                       681,632        683,069
          Customer deposits                      179,773        211,193
          Accrued expenses                       813,148        814,355
                                            ____________  _____________

            Total Current Liabilities         15,317,875     14,878,238



     Deferred Income Taxes                        97,000         97,000

     Stockholders' Equity:
          Common stock $.01 par - shares
            authorized 10,000,000; issued
            7,465,000 and 7,340,000               74,650         74,650
          Additional paid-in capital           5,069,842      5,069,842
          Retained earnings                    7,659,925      6,881,184
          Treasury stock, at cost, 69,300
            and 68,300 shares                    (76,108)       (76,108)
                                             ____________   ____________

            Total Stockholders' Equity         12,728,309     11,949,568
                                             ____________   ____________
     TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY             $ 28,143,184   $ 26,924,806
                                             ============   ============

          See accompanying notes to the consolidated condensed financial financial statements.

           HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           _____________________________________________________
                                  (Unaudited)

   <CAPTIONS>
                         Three Months Ended        Six Months Ended
                        04/30/95    04/30/94     04/30/95      04/30/94
                      ___________  ___________  ___________  ___________
   Sales and Service
    Revenue           $23,958,041  $16,867,099  $39,491,710  $27,416,839

   Cost of Sales and
    Service            19,874,279   14,402,341   32,771,536   23,338,668
                      ___________  ___________  ___________  ___________

   Gross Profit         4,083,762    2,464,758    6,720,174    4,078,171

   Selling, General
    and Administrative
    Expenses            2,748,938    1,726,599    4,935,023    3,165,528
                      ___________  ___________  ___________  ___________

   Income from
    operations          1,334.824      738,159    1,785,151      912,643

   Interest Income         75,500       33,872      170,179       84,616
   Interest Expense       361,593      164,282      691,084      295,521
                      ___________  ___________  ___________  ___________

   Income before
    income taxes        1,048,731      607,749    1,264,246      701,738

   Income Taxes           401,670      228,697      485,505      263,883
                      ___________  ___________  ___________  ___________

   Net Income             647,061      379,052      778,741      437,855
                      ===========  ===========  ===========  ===========
   Earnings Per Share
    of Common Stock   $      0.09  $      0.05  $      0.11  $      0.06

                      ===========  ===========  ===========  ===========
   Weighted Average
    Number of Common
    Stock and Common
    Stock Equivalents
    Outstanding         7,398,300    7,271,700    7,400,800    7,271,700
                      ===========  ===========  ===========   ==========

           See accompanying notes to the consolidated condensed financial statements.

           HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           _____________________________________________________
                                (Unaudited)
                                                 SIX MONTHS ENDED
                                                     APRIL 30
                                                1995           1994
                                             ___________   ___________
   Cash flows from operating activities:
     Cash received from customers            $39,287,931   $26,856,746
     Cash paid to suppliers and
      employees                              (38,607,706)  (26,648,816)
     Interest received                           170,179        84,616
     Interest paid                              (610,217)     (274,667)
     Income taxes paid                          (348,648)     (187,588)
                                             ____________   ___________

     Net cash used for operating activities     (108,497)     (169,709)

   Cash flows from investing activities:
     Purchase of real property                  (546,490)         ----
     Purchase of equipment                       (38,121)       (4,644)
     Proceeds from the sale of rental
      fleet and equipment                        175,350        40,000
                                             ____________   ___________
   Net cash (used for) provided by
     investing activities                       (409,261)       35,356


   Cash flows from financing activities:
     Repayment of capital lease obligations         ----        (3,035)
                                             ____________   ___________

   Net cash used for financing                      ----        (3,035)

   Net cash used for operating,
    investing and financing activities          (517,758)     (137,388)

   Cash and cash equivalents, beginning
    of year                                    5,239,701     4,961,425
                                             ___________   ___________
   Cash and cash equivalents, end of
    quarter                                  $ 4,721,943   $ 4,824,037
                                             ===========   ===========

           HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONCLUDED)
        __________________________________________________________
                              (Unaudited)
                                                  SIX MONTHS ENDED
                                                       APRIL 30

                                                 1995            1994
                                             ___________     ___________
   Reconciliation of net income to net
    cash provided by (used for) operating
    activities

    Net income                                $  778,741      $  437,855

   Adjustments to reconcile net loss to
    net cash used for operating activities:

   Depreciation and amortization                 169,622         180,164
   Gain on disposal of property and             ( 24,016)         (4,545)
    equipment and rental fleet

   Cash provided by (used for):
    Accounts receivable                         (179,763)       (555,547)
    Inventories                               (1,385,905)     (1,077,972)
    Prepaid expenses                              93,187          34,267
    Floor plan contracts                         473,701         813,441
    Accounts payable                              (1,437)        141,184
    Customer deposits                            (31,420)        (25,009)
    Accruals                                      (1,207)       (113,547)
                                              ___________     ___________

   Net cash used for operating activities:   ($  108,497)    ($  169,709)
                                              ===========     ===========

         See accompanying notes to the consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     NOTE 1.

        The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 1994 The accompanying financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and intercompany eliminations necessary to summarize fairly the Company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for six months ended April 30, 1995 are not necessarily indicative of results to be expected for the three months or fiscal year.


     NOTE 2.   INVENTORIES

       Inventories are summarized as follows:
                       April 30, 1995       October 31, 1994
                       ______________       ________________
     New Vehicles        $13,248,004            $13,055,627
     New Marine              440,466                422,615
     Use Vehicles          3,920,775              2,525,036
     Used Marine              58,160                 34,842
     Parts and
      accessories          1,268,231              1,155,776
                         ___________            ___________

                         $18,935,636            $17,193,896
                         ===========            ===========

     NOTE: 3.  SUPPLEMENTAL CASH FLOW INFORMATION

        The change in inventory includes net non-cash transfers of rental vehicles from inventory in the amount of $364,532 for the six months ended April 30, 1995 and $120,274 for the six months ended April 30, 1994.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     MATERIAL CHANGES IN FINANCIAL CONDITION

         Certain current accounts, such as accounts receivable, inventories, and floor plan contracts, materially changed during the period. These changes are a result of normal seasonality of the business, except as discussed in the financial condition section of this report.


     FINANCIAL CONDITION AS OF APRIL 30,1995 COMPARED TO APRIL 30,1994


        The Company continued to maintain a strong financial position and high liquidity for the first six months of Fiscal 95. Cash received from customers and cash paid to suppliers and employers increased dramatically, as compared to Fiscal 94, primarily as a result of the additional cash flows from two RV dealerships acquired on August 1, 1994 (Roseville and Bakersfield, California). However, total cash flows from operating activities was approximately the same as for Fiscal 94.

        The company used $547,000 cash for investing activities, the purchase of real property, for the relocation of its dealership in Bakersfield, California.

        The net result to the Company's cash position from all activities was a decrease of $518,000 resulting in a cash position of $4.7 million as of April 30, 1995 as compared to $4.8 million as of April 30, 1994.

        Net working capital increased to $10.2 million as of April 30, 1995 compared to $9.3 million as of April 30, 1994.

        The Company's principal long term commitments consist of obligations under operating leases. The Company also has a contingent liability to repay a portion of agency commission (referral fees) received principally from certain lending institutions whereby the Company referred customers to one or more third party financing sources and earned referral fees (agency commissions) if the lender consummated a loan contract with the customer. In some cases the Company is required to pay back (chargeback) a pro rata amount of the referral fee to the lender if the loan does not reach maturity for various reasons such as foreclosure, refinancing, or loan pay-off, and only if the charge back amount exceeds reserves retained by the lender. The Company records agency commission income based upon the amount earned less allowances for chargebacks. In determining the allowance, the Company takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks associated with these loans. The Company estimates the probability for loan pay-offs and the potential chargebacks to the Company related thereto. The Company also considers current and expected future economic conditions, the effects of the change in customer interest rates and the aging of all customer loans outstanding when estimating potential chargebacks to the Company. Management expects the current allowance for chargebacks to be sufficient to repay this chargeback contingency and does not expect the ultimate liability to have a significant impact of the liquidity of the Company.

        As of April 30,1995 the Company had maximum borrowing under the floor plan contracts of $25 million of which approximately $11 million was not used. Management believes that during the next twelve months, cash generated by operating activities, cash and cash equivalents currently on deposit with financial institutions and financing currently available from floor plan financing companies will be sufficient for its capital and operating needs.


     RESULTS OF OPERATIONS


        RESULTS OF OPERATIONS FOR THREE MONTHS ENDED APRIL 30, 1995 COMPARED TO THREE MONTHS ENDED APRIL 30, 1994.


        Sales and service revenue increased 42% to $24.0 million from $16.9 million primarily due to revenue from two dealerships acquired  from  Venture Out, on August 1,  1994,  (Roseville  and
     Bakersfield,  California) accounting  for  $6.0  million  of  the increase. On a same store basis, all major revenue sources increased, resulting in a total revenue increase of 7%.

        Cost of sales, as a percentage of revenue, decreased to 83.0% from 85.4%.

         Gross  profit  increased  65.7%  to  $4.1  million  from $2.5 million. As a percent of revenue, gross profit increased to 17.0% from 14.6%. This increase, dollars and percent, was primarily due to gross profit from the acquired stores accounting for $1.36 million of $1.62 million increase. On a same store basis, gross profit increased 13% primarily due to increased sales of new vehicles and increased net agency commissions, up 18% and 15% respectively. The Company's management attributes these increases to strong new vehicle sales at off dealership consumer shows.

        Selling, general and administrative (SG&A) expenses increased 59% to $2.7 million from $1.7 million. As a percent of revenue, SG & A expenses increased to 11.5% from 10.2%. On a comparable basis, SG&A did not increase. The Company's management expects SG&A to increase slightly for the remaining six months of Fiscal 95, on a comparable basis, due to planned increased marketing expense.

        Income  from  operations  increased  81%  to  $1,335,000  from
     $738,000.   As  a  percent  of revenue,  income  from  operations
     increased to 5.6% from 4.4%.

        Interest income increased 123% to $75,500 from $33,800 due to a higher yield on funds invested. Interest expense increased 120% to $362,000 from $164,000 as a result of an increase in the average balance for floor plan contracts and an increase in the rate charged on the contracts. Increased average floor plan contracts was primarily due to increased new inventories for the two acquired dealerships.

        Income  before  income taxes increased 73% to $1,049,000  from
     $608,000.   As  a percent of revenue, income before income  taxes
     increased 4.4% from 3.6%.

        The combined Federal and State income tax rate was 38.3% in Fiscal 95 compared to 37.6% in Fiscal 94. Income taxes for both periods varied from the Federal statutory rates due to state income taxes.

        Net  income  increased  71% to $647,061  from  $379,052.   Net
     income, as a percent of revenue, increased to 2.7% from 2.2%.

        Earnings per share increased to 9 cents from 5 cents.


        RESULTS OF OPERATIONS FOR SIX MONTHS ENDED APRIL 30, 1995
     COMPARED TO SIX MONTHS ENDED APRIL 30, 1994.


        The sales and service revenue increase 44% to $39.5 million from $27.4 million primarily due to revenue from the two newly acquired dealerships, accounting for $9.6 million of the increased revenue. On a same store basis, all major revenue sources increased resulting in a total revenue increase of 9%.

        Cost of sales, as a percentage of revenue, decreased 83.0% from 85.1%.

        Gross profit increased 40% to $6.7 million from $4.1 million. As a percentage of revenue, gross profit increased to 17.0% from 14.9%. This increase, dollars and percent, was due to gross profit from the acquired stores accounting for $2.2 million of the $2.6 million increase. On a same store basis, gross profit increased 13% primarily due to increased sales of new vehicles and increased net agency commissions, up 14% an 28% respectively. The Company's management attributes these increases in both revenue sources to strong new vehicle sales at off dealership consumer shows in the second quarter.

        Selling, general and administrative (SG&A) expenses increased 56% to $4.9 million from $3.2 million. As a percentage of revenue, SG&A expenses decreased to 11.5% from 12.5%. On a comparable basis, SG&A did not increase. The Company's management expects SG&A to increase slightly for Fiscal 95, on a comparable basis, due to planned increased marketing expense.

        Income  from  operations increased 96% to  $1.8  million  from
     $913,000.   As  a  percentage of revenue, income from  operations
     increased 4.5% from 3.3%.

        Interest income increased 101% to $171,000 from $85,000 due to a higher yield on funds invested. Interest expense increased 134% to $691,000 from $296,000 as a result of an increase in the average balance floor plan contracts (accounting for 62% of the increase) and an increase in the rate charged on the contracts (accounting for 38% of the increase). Increased average floor plan contracts were primarily due to increased new inventories for the two acquired dealerships.

        Income before income taxes increased 80% to $1,264,000 from $702,000. As a percentage of revenue, income before income taxes increased 3.2% from 2.6%.

        The combined Federal and State income tax rate were 38.4% in Fiscal 95 compared to 37.6% in Fiscal 94. Income taxes for both periods varied from the Federal statutory rates due to state income taxes.

        Net  income  increased  78% to $778,741  from  $437,855.   Net
     income, as a percentage of revenue increased to 2.0% from 1.6%.

        Earnings per share increased to 11 cents from 6 cents.

                                  PART II

                             OTHER INFORMATION

        There is no information to report under Items 1, 2, 3 and 5 of
     Part II of this report.


     Item 4.  Submission of  Matters to a Vote of Security Holders

        At the Annual Meeting of Shareholders held May 22, 1995 all members of the Board of Directors of the Company stood for re-election and were re-elected, being the following individuals:

          Avie Abramowitz                    Joanne M. Kindlund
          Paul G. Clubbe                     Newton C. Kindlund
          Franklin J. Hitt                   James P. Williams
          Lawrence H. Katz                   W. Hardee McAlhaney
          Roy W. Parker                      G. Lee FitzGerald

        All   members  were  re-elected  without  opposition,  and  by
     unanimous vote.

        A resolution was unanimously adopted to continue the engagement of the accounting firm of BDO Seidman as Independent Public Accountant for the Company for the Fiscal Year ending October 31, 1995.

        The company did not solicit proxies for the meeting. A total of 4,687,500 shares of Common Stock were represented and voted at the meeting.


     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        No exhibits are required to be filed by the Company with this report.

        The Company filed no report on Form 8-K for the three months ended April 30, 1995.

                                Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date                     HOLIDAY RV SUPERSTORES, INCORPORATED





     May 26,1995           /s/ Joanne M. Kindlund
                           ______________________________________
                           Joanne  M.  Kindlund,  Executive  Vice
                           President-Administration, Secretary/Treasurer
                           Principal Administrative Officer




     May 26,1995           /s/ W. Hardee McAlhaney
                           _____________________________________
                           W. Hardee McAlhaney, Vice President
                           Chief Financial Officer
                           Principal Financial and Accounting Officer