Form 10-Q/A
period 1995-04-30
HOLIDAY RV SUPERSTORES INC
filed 1995-06-29
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON DC  20549


                                FORM 10-Q/A

                               AMENDMENT  1


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

                                 PART II

                            OTHER INFORMATION


     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

        Exhibit 27 containing the Article 5 Financial Data Schedule (EDGAR Version) is attached hereto and whereby filed with this report.

     Reports on Form 8-K

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





     June 29,1995           /s/ Joanne M. Kindlund
                           ______________________________________
                           Joanne M. Kindlund,  Executive  Vice
                           President-Administration, Secretary/Treasurer
                           Principal Administrative Officer




     June 29,1995           /s/ W. Hardee McAlhaney
                           _____________________________________
                           W. Hardee McAlhaney, Vice President
                           Chief Financial Officer
                           Principal Financial and Accounting Officer

                                EXHIBIT   27