Form 10-Q
period 1995-07-31
HOLIDAY RV SUPERSTORES INC
filed 1995-09-06
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON DC  20549


                                FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly period ended July 31, 1995

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

                        YES    X                 NO

          As of August 30, 1995, Holiday RV Superstores, Incorporated had outstanding 7,395,700 shares of Common Stock, par value $.01 per share.

                                  PART I

                          Financial Information

     Item 1.  Financial Statements


          HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
          _____________________________________________________

                                  ASSETS
                                 ________
                                              07/31/95       10/31/94
                                            (Unaudited)
                                            ____________   ____________
     Current:
          Cash and cash equivalents         $  5,062,006   $  5,239,701
          Accounts receivable:
            Trade and contracts in transit     1,404,865      1,263,422
            Other                                531,377        293,055
          Inventories                         17,608,295     17,193,896
          Prepaid expenses                        54,226        146,854
          Deferred income taxes                   63,000         63,000
                                            ____________   ____________

            Total Current Assets              24,723,769     24,199,928

     Property and Equipment,
          less accumulated depreciation        2,462,890      1,710,567

     Rental Fleet,
          less accumulated depreciation            -----        531,280

     Other Assets, principally covenant
          not to compete                         412,750        483,031
                                            ____________  _ ___________

               TOTAL ASSETS                 $ 27,599,409   $ 26,924,806
                                            ============   ============

             See accompanying notes to the consolidated condensed
               financial statements.

               HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
          _____________________________________________________

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ____________________________________
                                              07/31/95       10/31/94
                                            (Unaudited)
                                            ____________  _____________
     Current Liabilities:
          Floor plan contracts              $ 12,746,152   $ 13,169,621
          Accounts payable                       694,425        683,069
          Customer deposits                      199,167        211,193
          Accrued expenses                       591,256        814,355
                                            ____________  _____________

            Total Current Liabilities         14,231,000     14,878,238



     Deferred Income Taxes                        97,000         97,000

     Stockholders' Equity:
          Common stock $.01 par - shares
            authorized 10,000,000; issued
            7,465,000 and 7,340,000               74,650         74,650
          Additional paid-in capital           5,069,842      5,069,842
          Retained earnings                    8,203,025      6,881,184
          Less:
          Treasury stock, at cost, 69,300
            and 68,300 shares                    (76,108)       (76,108)
                                             ____________   ____________

            Total Stockholders' Equity         13,271,409     11,949,568
                                             ____________   ____________
     TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY             $ 27,599,409   $ 26,924,806
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

   <CAPTIONS>
                         Three Months Ended        Six Months Ended
                        07/31/95    07/31/94     07/31/95      07/31/94
                      ___________  ___________  ___________  ___________
   Sales and Service
    Revenue           $17,549,343  $12,008,085  $57,041,053  $39,424,924

   Cost of Sales and
    Service            13,848,153   10,116,751   46,619,689   33,455,419
                      ___________  ___________  ___________  ___________

   Gross Profit         3,701,190    1,891,334   10,421,364    5,969,505

   Selling, General
    and Administrative
    Expenses            2,606,670    1,545,073    7,541,693     4,710,610
                      ___________  ___________  ___________  ____________

   Income from
    operations          1,094,520      346,261    2,879,671     1,258,904

   Interest Income        106,161       70,730      276,340       155,346
   Interest Expense       318,162      148,446    1,009,246       443,967
                      ___________  ___________  ___________  ____________

   Income before
    income taxes          882,519      268,545    2,146,765       970,283

   Income Taxes           339,419      101,054      824,924       364,936
                      ___________  ___________  ___________  ____________

   Net Income             543,100      167,491    1,321,841       605,347
                      ===========  ===========  ===========  ============
   Earnings Per Share
    of Common Stock   $      0.07  $      0.02  $      0.18  $       0.08

                      ===========  ===========  ===========  ============
   Weighted Average
    Number of Common
    Stock and Common
    Stock Equivalents
    Outstanding         7,398,300    7,271,700    7,400,800    7,271,700
                      ===========  ===========  ===========   ==========

           See accompanying notes to the consolidated condensed financial statements.

           HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           _____________________________________________________
                                (Unaudited)
                                                 NINE MONTHS ENDED
                                                     JULY 31
                                                1995           1994
                                             ___________   ___________
   Cash flows from operating activities:
     Cash received from customers            $56,611,319   $38,962,094
     Cash paid to suppliers and
      employees                              (54,726,494)  (37,521,347)
     Interest received                           276,340       155,346
     Interest paid                              (935,723)     (431,154)
     Income taxes paid                          (880,784)     (357,588)
                                             ____________   ___________

     Net cash used for operating activities      344,658       807,351

   Cash flows from investing activities:
     Purchase of real property                  (806,935)         ----
     Purchase of equipment                       (78,363)      (76,277)
     Proceeds from the sale of rental
      fleet and equipment                        362,945       137,192
                                             ____________   ___________
   Net cash (used for) provided by
     investing activities                       (522,353)       60,915


   Cash flows from financing activities:
     Repayment of capital lease obligations         ----        (3,646)
                                             ____________   ___________

   Net cash used for financing                      ----        (3,646)

   Net cash (used for) provided by operating,
    investing and financing activities          (177,695)       864,620

   Cash and cash equivalents, beginning
    of year                                    5,239,701      4,961,425
                                             ___________    ___________
   Cash and cash equivalents, end of
    quarter                                  $ 5,062,006    $ 5,826,045

                                              ===========   ===========


          See accompanying notes to the consolidated condensed financial statements.

           HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONCLUDED)
        __________________________________________________________
                              (Unaudited)
                                                  NINE MONTHS ENDED
                                                       JULY 31

                                                 1995            1994
                                             ___________     ___________
   Reconciliation of net income to net
    cash provided by operating
    activities

    Net income                                $1,321,841      $  605,347

   Adjustments to reconcile net loss to
    net cash used for operating activities:

   Depreciation and amortization                 222,224         255,761
   Gain on disposal of property and             ( 49,969)        (22,263)
    equipment and rental fleet

   Cash (used for) provided by:
    Accounts receivable                         (379,765)       (440,567)
    Inventories                                 (215,063)       (275,296)
    Prepaid expenses                              92,628          25,760
    Floor plan contracts                        (423,469)        200,003
    Accounts payable                              11,356          79,072
    Customer deposits                            (12,026)          6,469
    Accruals                                    (223,099)       (177,527)
                                              ___________     ___________

   Net cash used for operating activities:   $   344,658    $    807,351
                                              ===========     ===========

         See accompanying notes to the consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     NOTE 1.

          The unaudited financial statements presented herein have been prepared in accordance with the instructions for Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 1994. The accompanying financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals and intercompany eliminations necessary to summarize fairly the company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for nine months ended July 31, 1995 are not necessarily indicative of results to be expected for the Fiscal Year.


     NOTE 2.   INVENTORIES

       Inventories are summarized as follows:
                       July 31, 1995        October 31, 1994
                       ______________       ________________
     New Vehicles        $12,928,107            $13,055,627
     New Marine              388,179                422,615
     Use Vehicles          3,026,959              2,525,036
     Used Marine              18,509                 34,842
     Parts and
      accessories          1,246,541              1,155,776
                         ___________            ___________

                         $17,608,295            $17,193,896
                         ===========            ===========

     NOTE: 3.  SUPPLEMENTAL CASH FLOW INFORMATION

        The change in inventory includes net non-cash transfers of rental vehicles from inventory in the amount of $208,232 for the nine months ended July 31, 1995 and $61,340 for the nine months ended July 31, 1994.

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


     FINANCIAL CONDITION AS OF JULY 31, 1995 COMPARED TO JULY 31, 1994

        The Company continued to maintain a strong financial position and high liquidity for the first nine months of Fiscal 95. Cash received from customers and cash paid to suppliers and employees increased dramatically, as compared to Fiscal 94, primarily as a result of additional cash flows from two RV dealerships acquired on August 1, 1994 (Roseville and Bakersfield, California). Total cash flows from operating activities decreased to $345,000 from $807,000 primarily due to two factors increasing the use of cash; (1) increased used inventories and, (2) payments to floor plan banks for unsold new inventories for which floor plan contracts matured requiring cash payments.

          The number of used vehicles purchased by the Company as trades on the sale of new vehicles during the first and second quarters were higher than normal resulting in a build up of used inventories.
     These used vehicles are typically sold in the third and fourth quart-ers. The Company's management expects used inventories to decrease in the fourth quarter reducing this need for cash.

          The Company's management also expects the second primary use of cash for operations, payments for matured floor plan contracts on new inventories, to decrease in the fourth quarter due to the sale of new inventory not floored, as a result of managerial emphasis on the sale of these vehicles.

          The Company used $807,000 for the purchase of real property for the relocation of the Bakersfield dealership and the expansion of the Atlanta dealership. This cash use was primarily offset by $363,000 of cash proceeds from the sale of the rental fleet resulting from the Company's decision in the first quarter to discontinue rental operations.

          The net result to the Company's cash position from all activities was a decrease of $178,000 resulting in a cash position of $5.06 million as of July 31, 1995 as compared to $5.83 million as of July 31, 1994.

          Net working capital increased to $10.5 million as of July 31, 1995 compared to $9.6 million as of July 31, 1994.

          The Company's principal long term committments consist of obligations under operating leases. The Company also has a contingent liability to repay a portion of agency commission (referral fees) received principally from certain lending institutions whereby the Company referred customers to one or more third party financing sources and earned referral fees (agency commissions) if the lender consummated a loan contract with the customer. In some cases, the Company is required to pay back (chargeback) a pro rata amount of the referral fee to the lender if the loan does not reach maturity for various reasons such as foreclosure, refinancing, or loan pay-off, and only if the charge back amount exceeds reserves retained by the lender.
    The Company records agency commission income based upon the amount earned less allowances for chargebacks. In determining the allowance, The Company takes into consideration the total customer loans out-standing and estimates the exposure for potential chargebacks associa-ted with these loans. The Company estimates the probability for loan pay-offs and the potential chargebacks to the Company related thereto. The Company also considers current and expected future economic conditions, the effects of the change in customer interest rates and the aging of all customer loans outstanding when estimating potential chargebacks to the Company.

          Management expects the current allowance for chargebacks to be sufficient to repay this chargeback contingency and does not expect the ultimate liability to have a significant impact of the liquidity of the Company.

          As of July 31, 1995 the Company had maximum borrowing under the floor plan contract of $25 million of which approximately $12 million was not used.

          The Company also has a $1 million credit facility to finance planned improvements to the real property purchased for the relocation of the Bakersfield dealership. Improvements to the real property purchased for the expansion of the Atlanta dealership will be significantly less than Bakersfield's new dealership and will be financed with the company's cash.

          Management believes that during the next twelve months, cash generated by operating activities, cash and cash equivalents currently on deposit with financial institutions and financing currently avail-able from financing companies will be sufficient for its capital and operating needs.


     RESULTS OF OPERATIONS


        RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JULY 31, 1995 COMPARED TO THREE MONTHS ENDED JULY 31, 1994.

          Sales and service revenue increaded 46% to $17.5 million from $12.0 million due to revenue from the two dealerships acquired from Venture Out on August 1, 1994 (Roseville and Bakersfield, California) accounting for $6 million of the increase. On a same store basis sales and service revenue decreased 5% due to a 13% decrease in new vehicle sales.

         The decline in new vehicle sales is a reflection of an industry-wide slowdown in the sale of motor homes, the Company's primary source of new sales. According to the Recreational Vehicle Industry Association ("RVIA" Reston, Virginia), industry-wide shipments from manufacturers of motor homes declined 6.2% for the four month period ended April 30, 1995, (RV Trade Digest, July 1995).

          Although this information is not totally comparable to the Company's third quarter, Management feels it does reflect a trend of decreasing motor home sales (shipments) that effected the Company's third quarter results. Furthermore, Management feels this trend of decreasing sales, of its primary revenue source new motor homes, will continue for the fourth quarter of Fiscal 1995 and into Fiscal 1996.

         Cost of sales, as a percentage of revenue, decreased to 78.9% from 84.2%.

          Gross profit increased 96% to $3.7 million from $1.9 million. As a percent of revenue, gross profit increased to 21.1% from 15.8% This increase, both in dollars and percent, was primarily due to gross profit from the acquired stores accounting for $1.5 million of the $1.8 million increase. On a same store basis, gross profit increased 10%.

          Selling, general and administrative (SG&A) expenses increased 69% to $2.6 million from $1.6 million. As a percent of revenue, SG&A expenses increased to 14.9% from 12.9%. All the increase in SG&A expenses, both in dollars and percent, resulted from the additional expenses to operate the Roseville and Bakersfield Dealer-ships and the Company's Western Division office.

          Income from operations increased 216% to $1.1 million from $346,000. As a percent of revenue, income from operations increased to 6.2% from 2.9%

          Interest income increased to $106,000 from $71,000 due to higher yields on funds invested. Interest expense increased to $318,000 from $148,000 as a result of an increase in the average balance for floor plan contracts and an increase in the rate charged on the contracts. The increase in average floor plan contracts was primarily due to increased new inventories for the two acquired dealerships.

          Income before income taxes increased 229% to $883,000 from $269,000. As a percent of revenue, income before income taxes increased to 5.0% from 2.2%

          The combined Federal and State income tax rate was 38.5% in Fiscal 95 compared to 37.6% in Fiscal 94. Income taxes for both periods varied from the Federal statutory rates due to state income taxes.

          Net income increased 224% to $543,100 from $167,491. Net income, as a percent of revenue, increased to 3.1% from 1.4%.

          Earnings per share increased to 7 cents from 2 cents.

       RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JULY 31, 1995
     COMPARED TO NINE MONTHS ENDED JULY 31, 1994.

          Sales and service revenue increased 45% to $57.0 million primarily due to revenue from the two dealerships acquired from Venture Out on August 1, 1994 (Roseville and Bakersfield, California) accounting for $15.7 million of the $17.6 increased revenue. On a same store basis sales and service revenue increased 5%. Same store revenue was down 5% in the third quarter as a result of a trend of decreasing motor home sales nationwide. The Company's management feels this decreasing trend in sales of its primary revenue source, new motor homes, will continue for the fourth quarter of Fiscal 1995 and into Fiscal 1996.

          Cost of sales, as a percentage of revenue, decreased to 81.7% from 84.9%.

          Gross profit increased 74% to $10.4 million from $6.0 million. As a percent of revenue, gross profit increased to 18.3% from 15.1%. This increase, both in dollars and percent, was primarily due to gross profit from the acquired stores accounting for $3.7 million of the $4.5 million increase. On a same store basis, gross profit increased 12%.

          Selling, general and administrative (SG&A) expenses increased
     60% to $7.5 million from $4.7 million. As a percent of revenue, SG&A expenses increased to 13.2% compared to 11.9%. All the increase in SG&A expenses, both in dollars and percent, resulted from addition-al expenses to operate the Roseville and Bakersfield dealerships and the Company's Western Division office.

          Income from operations increased 129% to $2.9 million from $1.3 million. As a percent of revenue, income from operations increased to 5.0% from 3.2%

          Interest income increased 78% to $276,000 from $155,000 due primarily to a higher yield on funds invested. Interest expense increased 127% to $1.0 million from $444,000 as a result of an increase in the average balance of floor plan contracts and an increase in the rate charged on the contracts. Increased average floor plan contracts were primarily due to increased new inven-tories for the two acquired dealerships.

          Income before income taxes increased 121% to $2,146,765 from $970,283. As a percentage of revenue, income before income taxes increased to 3.8% from 2.5%

          The combined Federal and State income tax rate was 38.4% in Fiscal 95 compared to 37.6% in Fiscal 94. Income taxes for both periods varied from the Federal statutory rates due to state income taxes.

          Net income increased 118% to $1,321,841 from $605,347. Net income, as a percentage of revenue increased to 2.3% from 1.5%

          Earnings per share increased to 18 cents from 8 cents.

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

        The company did not solicit proxies for the meeting. A total of 4,786,000 shares of Common Stock were represented and voted at the meeting.


     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        No exhibits are required to be filed by the Company with this report.

        The Company filed no report on Form 8-K for the three months ended July 31, 1995.

                                Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date                     HOLIDAY RV SUPERSTORES, INCORPORATED





     September 6,1995         /s/ W. Hardee McAlhaney
                           _____________________________________
                           W. Hardee McAlhaney, Vice President
                           Chief Financial Officer
                           Principal Financial and Accounting Officer