Form 10-K
period 1995-10-31
HOLIDAY RV SUPERSTORES INC
filed 1996-01-25
CIK 822076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                F O R M  10 - K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1995
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 0-16448

                    HOLIDAY RV SUPERSTORES, INCORPORATED


IRS Employer Id No.     Sand Lake West Executive Park    State of Incorporation:
    59-1834763             7851 Greenbriar Parkway,              Florida
                            Orlando, Florida 32819
                                 (407) 363-9211


         Securities registered pursuant to Section 12(b) of the Act:

                                   - None -

         Securities registered pursuant to Section 12(g) of the Act:

                                 COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     X    Yes           No
                                            -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates as of January 9, 1995, was approximately $7,577,000.

As of January 9, 1995, Holiday RV Superstores, Incorporated had outstanding 7,449,700 shares of Common Stock.


                     Documents Incorporated by Reference

Part IV of this Form 10-K incorporates by reference the Registration Statement on Form S-18 (No. 33-17190-A) effective October 27, 1987, Post Effective Amendment No. 1 to Registration Statement on Form S-18 effective December 8, 1987, Registration Statement on Form 8-A effective December 28, 1987 filed by the Registrant, and Post Effective Amendment No. 2 to Registration Statement on Form S-18 effective August 21, 1989.

                     (see page 34 for index of exhibits)

                               TABLE OF CONTENTS

     Item                                                                                     Page
     ----                                                                                     ----
                                             PART I

     1.  Business..........................................................................    3

     2.  Properties .......................................................................    9

     3.  Legal Proceedings ................................................................   10

     4.  Submission of Matters to a Vote of Security Holders...............................   10

                                             PART II

     5.  Market for Registrant's Common Equity and Related Stockholder Matters.............   11

     6.  Selected Financial Data...........................................................   12

     7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operation...........................................................   14

     8.  Financial Statements and Supplementary Data.......................................   19

     9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...........................................................   19

                                             PART III

     10.  Directors and Executive Officers of the Registrant...............................   20

     11.  Executive Compensation...........................................................   25

     12.  Security Ownership of Certain Beneficial Owners and Management...................   31

     13.  Certain Relationships and Related Party Transactions.............................   33

                                             PART IV

     14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................   34

                                     PART I


Item 1.  BUSINESS


GENERAL

     The Registrant ("Company") is a multi-store retail chain engaged in the retail sales and service of recreational vehicles ("RV's) and recreational boats. The Company currently operates eight sales and service dealerships, one in the heart of the Walt Disney World tourist area in Orlando, Florida, two in the Gulf Coast tourist areas of Tampa and Ft. Myers, Florida, one in Atlanta, Georgia adjacent to Interstate 75, one in Greer, South Carolina adjacent to Interstate 85, two in California's central valley cities of Sacramento and Bakersfield and one adjacent to Interstate 10 in Las Cruces, New Mexico. The Las Cruces facility was purchased in October, 1995.

     All dealerships offer a full line of both new and used recreational vehicles and maintain full parts and service facilities, body repair shops and are equipped to repair virtually any type of recreational vehicle. The Greer and Las Cruces dealerships sell and service boats and related marine products.

RECREATIONAL VEHICLE INDUSTRY

     The recreational vehicle industry is approximately a $14.5 billion dollar a year industry in the United States, (Recreational Vehicle Industry Association, "RVIA", Reston, Virginia), catering to the travel and leisure-time needs of the general public through the sale and service of recreational vehicles. According to the RVIA, (RV TRADE DIGEST, December 1995) 441,000 new RVs were shipped by manufacturers to dealers in 1994 compared to 420,200 RVs in 1993 and 389,400 in 1992. Industry shipment peaked in 1976 through 1978 with 526,000 to 534,000 units.

     One in ten American families own a recreational vehicle in the United States, and over 20,000 public and privately owned campgrounds operate nationwide, according to the RVIA, (RV TRADE DIGEST, October, 1992). There are over 9 million RVs on the road and an estimated 25 million Americans travel in RVs (RVIA). According to the US Census Bureau, there were 2,648 RV dealers in the U.S. in 1992 (RVDA News, September 1995).

     The types of recreational vehicles sold by the company consist primarily of travel trailers and fifth wheels, designed to be towed by another vehicle, and motorized self-propelled units, built on automotive chassis (motorized vehicles).

     Towable recreational vehicles consist of travel trailers, including fifth wheel travel trailers, folding camping trailers and truck campers (a recreational camping unit designed to be loaded on to, or affixed to, the bed or chassis of a truck). Motorized recreational vehicles consist of conventional motor homes (Class "A"), van campers (Class "B"), mini motor homes, low profile motor homes and compact motor homes (all referred to as Class "C") and van conversions. Class "A" motor homes are constructed by the recreational vehicle manufacturer on chassis that already have the engine and drive components. Van campers (Class "B") are panel type vans to which the recreational vehicle manufacturer adds sleeping facilities, kitchen and toilet facilities, fresh water storage, 110 volt hook up and other items. Class "C" units are built on an automotive manufactured van frame with an attached cab section, or on an automotive manufactured cab and chassis. The recreational vehicle manufacturer completes the body section containing the living area and attaches it to the cab section. For the van conversion, the recreational vehicle manufacturer modifies a completed van chassis aesthetically or decoratively in appearance for transportation and recreational purposes.

     Currently, there are many manufacturers of both towable and motorized recreational vehicles. Although there are several sources for manufactured conventional vans including Ford, GMC, and Chrysler, Japanese imports and other foreign manufacturers, there are only four major manufacturers in the United States supplying chassis with engine and drive components to the recreational vehicle manufacturers: General Motors Company, Ford Motor Company, Oshkosh Truck Corporation and Spartan Motors Corporation. General Motors Company is the largest supplier of chassis to RV manufacturers.

     Fuel consumption for motorized recreational vehicles has improved substantially over the last several years. Diesel engines are growing in popularity over gasoline engines, primarily in the larger vehicles.

MARKETING

     ADVERTISING AND PROMOTIONS. The Company has a year around advertising campaign utilizing newspaper, direct mail, billboards, yellow pages, and consumer magazine advertising. The advertising program is supplemented by on-lot promotions and off-lot consumer shows, organized by trade groups and private companies, primarily during the peak selling season. The Company participates in 20 to 25 consumer RV shows annually, attended by up to 40,000 consumers each. Smaller product shows are also promoted by the company at RV parks where by existing RV owners are targeted for "trade-ups" selling opportunities. The Company utilizes the services of a professional marketing firm to assist in implementing their advertising and promotion campaign.

     The Company's Management believes that the Company was the first recreational vehicle retailer to promote sales through a national tele-marketing sales program. The Company promotes several recreational vehicle clubs and rallies for owners and prospective owners of recreational vehicles.

     PRICING. The Company's Management believes that pricing is an important element of its marketing strategy and occasionally makes volume purchases at reduced prices from some manufacturers. These purchases enable the Company to advertise and achieve a competitive pricing position over many of its competitors.

     CUSTOMER BASE. The Company's customer base demographic characteristics vary from dealership to dealership but primarily are represented as the following. The age group of 35 years and older represent 82% of the customers, with ages 45 and older representing 58%. Eighty six percent (86%) are married, 49% are retired, 21% have "blue collar" occupations, and 30% are "white collar" and professionals. The primary income group is $20,000 to $40,000 comprising 53%. Twenty six percent (26%) earn $40,000 to $60,000, and 10% earn over $60,000. Sixty two percent (62%) of the customers are prior owners of RVs, and 63% need to trade their RV, automobile or boat to make a purchase.

     In summary, the Company's primary customer base is 45 years old or older, retired, earns between $20,000 and $40,000 annually, is a previous owner of an RV needing to trade to make a purchase.

DEALERSHIP OPERATIONS

     The Company, previously Holiday of Orlando, Inc., was incorporated in July 1978, in the State of Florida. In 1984, a second dealership was opened in Tampa, Florida, to sell and service new and used RVs. In 1988, the Company opened three new sales and service dealerships, one in Ft. Myers, Florida, one in Jacksonville, Florida and the third in Atlanta, Georgia. The Atlanta dealership operates as Holiday RV Superstores of South Atlanta, Inc.

     In February 1990, the Company formed Holiday RV Superstores of South Carolina, Inc. which acquired an existing dealership in Greer, South Carolina formally, operating as Ledford's RV and Marine World.

     From October 1992 through January 1993 the Company operated a temporary sales location in Homestead, Florida, marketing travel trailers to the victims of Hurricane Andrew needing temporary housing. In December of 1992, the Jacksonville, Florida dealership was closed.

     In January 1994, the Company formed Holiday RV Superstores West, Inc. which acquired two existing dealerships located in Bakersfield and Roseville (Sacramento), California, formerly operating as Venture Out, and an office location in Campbell, California. The Campbell office closed in November, 1995.

     In September 1995, the Company formed Holiday RV Superstores of New Mexico, Inc. which acquired a vacant RV dealership facility in Las Cruces, New Mexico. The dealership began operations in November of 1995.

     The Company currently markets approximately 40 brands of recreational vehicles and 10 brands of recreational boats. The Company purchases 79% or more of its new recreational vehicles from Fleetwood Enterprises Inc., and Thor Industries, Inc. In addition, the Company sells new recreational vehicles and recreational boats purchased from a number of other manufacturers including Winnebago Industries, Cobra Industries, Bayliner Marine Corporation, and Coachmen Industries, Inc. In the opinion of Management, the loss of any one brand of new recreational vehicle would not materially affect the Company. However, the loss of all the brands sold by either of the two largest manufacturers, i.e. Fleetwood Enterprises, Inc., or Thor Industries, Inc., would have a material effect on the Company's sales. The Company's Management feels the loss of all brands from either of these two manufacturers to be highly unlikely. Dealer representation decisions for Fleetwood Enterprises, Inc. and Thor Industries, Inc. manufactured brands are made at the manufacturer's plants on a brand-by-brand basis, rather than centrally at each respective company's corporate headquarters.

MANUFACTURERS REPURCHASE AGREEMENTS TO COMPANY'S FLOOR PLAN CREDITORS

     Substantially all new vehicles and boats held in inventory for sale are pledged as security under floor plan contracts with financial institutions. Under such contracts, the sale of a pledged vehicle to a consumer requires payment to the lender of the amount attributable to such vehicle under the floor plan contract. Manufacturers have their respective repurchase agreements in force with the commercial lending institutions with limited repurchase indemnification to the lenders against any Company default under the floor plan contracts.

SERVICE AND PARTS

     The Company maintains fully equipped service facilities equipped to handle virtually any type of recreational vehicle. The Company is a factory designated chassis warranty service center for Gillig, Chevrolet Division of General Motors, and Oshkosh, who reimburse the Company for such warranty services. The Greer and Las Cruces facilities are fully equipped to repair all brands of boats and motors it sells.

     The Company's service facilities are equipped to make engine and drive train repairs, as well as repairs to refrigerators, ovens and ranges, air conditioning systems, plumbing and electrical systems of each recreational vehicle it sells. In addition, the Company is an authorized service center for most manufacturers of recreational vehicle components, including generators, roof air conditioners, refrigerators, heaters, ovens and ranges (including microwave ovens), hot water heaters, toilets, furnaces, furniture, ice makers, awnings, TV antennas, metal framing, water pumps, hitches, suspension systems, brakes, windows and axles used in recreational vehicles sold and serviced by the Company. The Company's service and repair facilities are also used by commercial customers, including the Federal Emergency Management Agency of the United States Government (FEMA), Lockheed Martin Aerospace Corporation, Sea World, Walt Disney World, Universal Studios in Florida and the Department of Defense.

     The Company maintains service agreements with those companies whose new recreational vehicles and marine products it sells at retail. These service agreements allow the Company to purchase parts and obtain technical assistance needed to repair and service vehicles, boats and equipment manufactured by these companies. The Company also has a supply of propane gas for resale to recreational vehicle owners for non-chassis use at all locations.

     The parts departments of each dealership supports the Company's sales and service functions. In addition to a parts inventory department, each dealership stocks accessory items, usually sold to recreational vehicle owners, and maintains a computerized point-of-purchase inventory control and customer tracking system. The Greer and Las Cruces dealerships maintain inventories of marine parts and accessories for marine products sold.


PRINCIPAL PRODUCTS AND SERVICES

     The Company's principal products and services for the last three years are listed below, by major revenue source, as a percentage of total revenue.

       Principal Products or Services as a Percentage of Total Revenue

                                               Fiscal Year

 Principal Product or Service                1995       1994       1993
 ----------------------------                ----       ----       ----
 New Recreation Vehicles and Marine          61.8%      61.8%      63.6%
 Used Recreation Vehicles and Marine         24.6%      25.7%      22.7%
 Service, Parts and Accessories               9.5%       8.6%       8.2%
 Rental                                       0.1%       0.6%       1.2%
 Other, Net                                   4.0%       3.3%       4.3%
                                            -----      -----      -----
 Total Revenue                              100.0%     100.0%     100.0%
                                            =====      =====      =====

EMPLOYEE RELATIONS

     As of October 31, 1995 and 1994, the Company had 182 and 198 full time employees, respectively. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company's Management considers its relations with employees to be good. The Company maintains internal training programs at every level and has a well developed internal quality control program and customer satisfaction feedback system for all its dealerships. The Company maintains a nation-wide recruitment program for sales, service and management personnel. Support personnel are usually hired from the local labor force. Factory training programs are available to the employees of the Company and the Company generally takes full advantage of these programs by sending its employees to manufacturer supervised schools. Most full time employees are provided with paid annual vacations, medical and hospitalization insurance premium reimbursement, sick leave, paid holidays and other fringe benefits. After one year of employment, employees are eligible to participate in the profit sharing and 401(k) investment plan.

BUSINESS EXPANSION AND DIVERSIFICATION

     The Company intends to continue its primary expansion by acquisition of existing compatible businesses. Existing RV dealerships with a minimum annual revenue of $5.0 million will be considered for acquisition. The Company's primarily focus is the Sunbelt areas of the U.S. and the western states. Availability of product lines and dealership location on a major interstate highway is the primary criteria.

     The Company's expansion plan also includes diversification into a compatible business that would enhance the margins of the Company. The diversified "targeted business" would be an acquisition or merger candidate with an existing business, whereby the Company could capitalize on its existing multi-store management structure and utilize its existing financial resources. The Company is also considering vehicle leasing, in-house sub-prime retail financing and "niche" market product manufacturing.

     COMPETITION AND BUSINESS RISK

     Based upon statistics supplied by the Recreational Vehicle Dealers Association, the recreational vehicle industry in North America includes approximately 2,650 retail dealerships nationally. Competition in the sale of new and used recreational vehicles is intense. The Company competes with a large number of firms, some of which operate in more than one location, although most of the Company's competitors operate from a single location. The Company believes it is one of the most competitive RV dealers in the nation offering approximately 50 brands of new recreational vehicles and new boats, supported by extensive service facilities.

     Significant competitive factors in the recreational vehicle sales and service industry include: vehicle availability, price, service, reliability, quality of service and convenience. The Company's management is of the opinion that it is competitive in all factors listed above. Nevertheless, the Company's management anticipates it will continue to face strong competition in the future.

     The recreational vehicle business is heavily dependent upon the availability and terms of financing for the retail purchase of its products. Consequently, changes in interest rates and the tightening or loosening of credit by government agencies and financial institutions have dramatically affected the Company's business in the past and are likely to do so in the future.

INSURANCE

     The Company has had little difficulty in obtaining insurance coverage for its dealership operations. Such insurance has been obtained by the Company annually on a competitive bid basis, at what it believes to be reasonable premium rates. The applicable premium rates have been increasing slightly, however, Management does not believe that such increases will have a material adverse effect on the business of the Company for the foreseeable future.


GOVERNMENT REGULATIONS

     The Company's service facilities are subject to federal, state and local laws and regulations concerning environmental matters. These laws and regulations affect the storing, dispensing and discharge of petroleum based products and other waste, and affect the Company in the securing of permits for its full service dealership operations and in the ongoing conduct of such operations.

The securing of permits and compliance with all laws and regulations can be costly, and could affect the Company's earnings. Further, each dealership of the Company must comply with the requirements of local governmental bodies concerning zoning, land use, and environmental factors. State and local laws and regulations also require each dealership to obtain licenses to operate as a dealer in recreational vehicles. The Company has obtained all necessary licenses and permits and Management believes the Company is in full compliance with all federal, state and local laws and regulations. Furthermore, Management is not aware of any material capital expenditures necessary for compliance with any federal, state or local laws and regulations.


Item 2.  PROPERTIES

     The Company leases the Orlando dealership from its principal stockholders, officers, and directors, Newton C. Kindlund and Joanne M. Kindlund. The dealership is located one half mile from Interstate 4, on Sand Lake Road and is approximately 2.5 miles from the Interstate 4 entrance to Walt Disney World. These facilities include 30,000 square feet of buildings on approximately 4 acres of land.

     The Tampa, Florida dealership is owned by the Company and is approximately
3.5 miles from the intersection of Interstate 4 and Interstate 75, on Highway
301. These facilities include 5.2 acres of land with a 13,000 square foot building.

     The Ft. Myers, Florida dealership is leased from a non-affiliated party. The facility is located six tenths of a mile west of Interstate 75, on the north side of the city and includes 9,700 square feet of buildings on approximately 2.7 acres of land.

     The Atlanta, Georgia dealership is owned by the Company and is located adjacent to Interstate 75, south of Interstate 285 in Forest Park, Georgia. The facility includes 13,600 square feet of buildings and was expanded in 1995 from 2.2 acres to 5 acres.

     The Greer, South Carolina dealership is leased from a non-affiliated party. The facility is located adjacent to Interstate 85 between Greenville and Spartanburg, South Carolina. The facility includes a 31,000 square foot building on 9 acres of land.

     The Roseville, California dealership is subleased from a non-affiliated party. The facility is located adjacent to Interstate 5 and includes 24,000 square feet of buildings on 3.6 acres of land.

     The Bakersfield, California dealership is owned by the Company and is located adjacent to State Road 99 and includes 17,400 square feet of building on 4.9 acres of land.

     The Las Cruces, New Mexico dealership is owned by the Company and is located adjacent to Interstate 10. The facility includes 14,000 square feet of building on 7 acres of land.

     The corporate office is leased from a non-affiliated party and is located approximately one quarter of a mile from the Orlando dealership on Sand Lake Road. The facilities include 3,750 square feet of office and conference room accommodations.

    Facility and Location
    ---------------------
                                 Approximate                   Approximate
                                  Building                     Premise Size
    Dealership Operations        Square Feet                      Acres
    ---------------------        -----------                   ------------

    Owned by Company
     Tampa, Florida               13,000                            5.2
     Atlanta, Georgia             13,600                            5.0
     Bakersfield, California      17,400                            4.9
     Las Cruces, New Mexico       14,000                            7.0

    Leased
     Orlando, Florida             30,000                            4.0
     Ft. Myers, Florida            9,700                            2.7
     Greer, South Carolina        31,000                            9.0
     Roseville, California        24,000                            3.6


    Executive Offices
    -----------------

    Leased
     Orlando, Florida              3,750

     The Company believes that its facilities are adequate for the foreseeable future for the business carried on at these locations. Properties at Orlando, Tampa, Fort Myers, and Roseville are being fully utilized. Properties at Greer, Bakersfield and Las Cruces are not being fully utilized and have area for limited expansion


Item 3.  LEGAL PROCEEDINGS

     The Company is party to various legal proceedings arising from its ordinary course of operations. The Company's Management believes, based upon the opinion of the Company's legal counsel, none of these proceedings, individually or in the aggregate, will result in a material adverse effect on the Company's consolidated financial position.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II



Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION ON COMMON STOCK

     The Company's common stock trades on The NASDAQ Stock Market, National Market System, under the symbol: "RVEE".

     The table below gives the market high and low sales prices of the Company's common stock for the quarters in the fiscal years ended October 31, 1995 and 1994. The prices were furnished by the NASDAQ Stock Market.

                                                               MARKET PRICE


                                                    1995                           1994
                                                --------------              -----------------
        Quarter                                 High       Low              High          Low
         Ended                                  ----       ---              ----          ---
        -------
       January 31......................          2         1  5/16         2  9/16        2

       April 30 .......................          1  3/4    1  5/16         2  3/8         1  13/16

       July 31 ........................          2  1/8    1   3/8         2  1/8         1  3/8

       October 31 .....................          4  3/4    1   5/8         1  3/4         1  5/16


DIVIDENDS

     No cash dividends have been paid by the Company nor does the Company anticipate paying cash dividends in the near future.

HOLDERS OF RECORD

     As of January 9, 1996, there were 625 holders of record of the Company's Common Stock.

Item 6.  SELECTED FINANCIAL DATA:

                                                       Fiscal Year Ended October, 31 (1)
                                                   (in thousands, except earnings per share)
SELECTED STATEMENT                   --------------------------------------------------------------------
OF INCOME DATA                         1995          1994             1993       1992(2)           1991
                                       ----          ----             ----       -------           ----
Revenue............................  $70,029       $53,205          $45,767      $40,927          $35,770

Cost of sales......................   56,872        44,650           38,152       34,709           30,465
                                     -------       -------          -------      -------          -------

Gross profit.......................   13,157         8,555            7,615        6,218            5,305

Selling, general and
 administrative expenses...........    9,758         6,866            5,744        5,533            5,375
                                     -------       -------          -------      -------          -------

Income (loss) from operations......    3,399         1,689            1,871          685              (70)

Interest income....................      376           265              247           88              132
Interest expense...................   (1,336)         (717)            (548)        (594)            (713)
                                     -------       -------          -------      -------          -------

Income (loss) before income taxes..    2,439         1,237            1,570          179             (651)

Income taxes (benefit).............      980           480              600           51             (239)
                                     -------       -------          -------      -------          -------

Income (loss) before
 cumulative effect(3)..............    1,459           757              970          128             (412)

Cumulative effect(3)...............       --            --               77           --               --
                                     -------       -------          -------      -------          -------

Net income (loss)..................  $ 1,459       $   757          $ 1,047      $   128          $  (412)

Earnings (loss) per share of common
 stock before cumulative effect (3)      .20           .10              .13          .02             (.06)

Cumulative effect(3)...............       --            --              .01           --               --
                                     -------       -------          -------      -------          -------

Earnings (loss) per share of
common stock.......................  $   .20       $   .10          $   .14      $   .02          $  (.06)
                                     =======       =======          =======      =======          =======

Weighted average number of common
shares outstanding.................    7,437         7,325            7,280        7,248            7,340

 Cash dividends paid per common
  share............................  $    --       $    --          $    --      $    --          $    --

                                                                    As of October, 31 (1)
                                                     (in thousands, except per share and operating data)
SELECTED BALANCE                               ---------------------------------------------------------------
SHEET DATA:                                       1995          1994          1993          1992         1991
                                                  ----          ----          ----          ----         ----
Working capital..............................  $  9,408      $  9,322      $  8,718      $  7,156     $  6,924

Inventories..................................    19,396        17,194        11,351        13,953       13,992

Total assets.................................    29,717        26,925        19,568        26,248       20,248

Inventories financed (floor plan)............    13,967        13,170         7,193        10,624        9,396

Long term debt...............................       343           --             11            20           29

Total liabilities............................    16,301        14,975         8,570        16,258       10,373

Tangible net worth...........................    13,020        11,467        10,928         9,809        9,698

Book value per common share..................      1.80          1.62          1.51          1.37         1.35

OPERATING DATA:

Number of dealerships(4).....................         8             7             5             7            6

Number of RVs and Boats sold.................     2,714         2,002         1,836         1,991(2)     1,483

    ---------------------------------------------------------------------

(1) See Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) Includes 400 RVs sold to the Federal Emergency Management Agency for $4.34 million.
(3)   Cumulative effect of change in accounting for income taxes.
(4) The dealerships listed for 1995 include the newly acquired Las Cruces facility which became operational in November 1995.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company continued to maintain a strong financial position and high liquidity throughout Fiscal 1995. $1.7 million of cash generated from net income and non cash expenses was used to finance other operating activities, primarily inventories not financed by floor plan sources, resulting in net cash provided by operating activities of $116,000.

     The acquisition of new dealership facilities for the relocation of the Bakersfield, California dealership, acquisition of a dealership in Las Cruces, New Mexico and the expansion of the Atlanta dealership, used $1.8 million cash. The Company's decision to discontinue its rental operation and the sale of its rental fleet generated $472,000, resulting in $1.3 million net cash used for investing activities. The Company has a $1.0 million credit facility available for financing expansion but elected not to use the facility in Fiscal 1995.

     The net result of all operating, investing and financing activities was the use of $1.23 million of cash, reducing the Company's cash and cash equivalents to $4.01 million as of October 31, 1995 compared to $5.24 million as of October 31, 1994.

     Net working capital increased slightly to $9.4 million as of the end of Fiscal 1995 compared to $9.3 million as of the end of Fiscal 1994.

     The Company's liquidity ratios continue to compare favorably to the recreational vehicle dealers industry averages, as reported by 1995 Annual Statement Studies, Robert Morris Associates, Philadelphia, Pa. ("RMA"). The Company's current ratio, as of the end of Fiscal 1995 and Fiscal 1994, was 1.59 and 1.63 with the industry average of 1.3 both years.

     The Company's quick ratio, as of the end of Fiscal 1995, and Fiscal 1994, was 0.37 and 0.46. The Company's quick ratio at the end of Fiscal 1995, a measure of the ability to pay off current liabilities without relying on the sale of inventories, was approximately 4 times greater than the industry average (RMA) of 0.1 both years.

     The Company's debt to worth ratio, a measure of the financing provided by the Company's creditors as compared to the contribution by shareholders, as of the end of Fiscal 1995 was 1.2. The industry average (RMA) was 3.6 for 1995.

     The Company's principal long term commitments, as of the end of Fiscal 1995, consist of obligations under operating leases. The Company also has a contingent liability to repay a portion of agency commission (referral fees) received principally from some lending institutions whereby the Company referred customers to one or more third party financing sources and earned referral fees (agency commissions) if the lender consummated a loan contract with the customer. In some cases the Company is required to pay back (chargeback) a pro rata amount of the referral fee to the lender if the loan does not reach maturity for various reasons such as foreclosure, refinancing, or loan pay-off, and only if the charge back amount exceeds reserves retained by the lender. The Company records commission income based upon the amount earned less allowances for chargebacks. In determining the allowance, the Company takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks associated with these loans. The Company estimates the probability for loan pay offs and the potential chargebacks to the Company related thereto. The Company also considers the current and predicted future economic conditions, the effects of changes in consumer interest rates and the aging of all it's customer loans outstanding representing potential chargebacks to the Company.

     The Company's chargeback allowance was $152,000, $193,000, and $603,000 as of the end of Fiscal 1995, Fiscal 1994 and Fiscal 1993 respectively. Chargebacks were $40,000, $588,000, $111,000 for Fiscal 1995, Fiscal 1994 and
Fiscal 1993, respectively. The $588,000 chargebacks in Fiscal 1994 was primarily the result of negotiated settlements with third party financing sources reducing future chargeback potential. Management expects the current allowance for chargebacks to be sufficient to repay this contingency and does not expect the ultimate liability to have a significant impact on the liquidity of the Company.

     The Company's Board of Directors, in Fiscal 1993, set specific strategic targets for the expansion and/or diversification of the Company's operations, primarily through acquisition, with the ultimate goal of increasing the Company's value to its shareholders. These targets, if obtained, will mostly likely require the Company to seek additional capital. Since its initial public offering in 1987 the Company has funded its expansion plan with internally generated cash, debt from financial institutions for flooring RVs, and a issuing limited amount of common stock.

     The Company's Management is currently evaluating alternative sources of capital, its cost and its ultimate effect on the capitalization of the Company. The Company currently has $25.0 million maximum borrowing under floor plan contracts of which $11 million was not used as of the end of Fiscal 1995. In addition, the Company has a $1.0 million credit facility available for financing this expansion of dealership real property. The Company's
Management feels it can obtain additional debt financing at reasonable interest rates for expansion and/or diversification of its operations. Currently Management has no expansion or diversification prospects requiring a secondary stock offering or a conversion of the financing debt to common stock. Management does intend to continue to issue common stock and/or options on common stock as a partial payment for acquisitions when cost effective. However, Management expects the dilutive effect on the common stockholders of the Company resulting from issuing such common stock or options to be minimal.

     Management believes that during the next twelve months cash generated by operating activities, cash and cash equivalents on deposit with financial institutions and financing currently available from floor plan financing companies will be sufficient for its capital and operating needs for its existing operations.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR FISCAL 1995 COMPARED TO FISCAL 1994.

     Sales and service revenue increased 31.6 % to $70.0 million in Fiscal 1995 from $53.2 in Fiscal 1994 primarily due to revenue from two RV dealerships acquired on August 1, 1994 (Sacramento and Bakersfield, California). Revenue increased 2.3%, on a same store basis. This increase, on a same store basis, compares favorably to the National RV shipment data, according to the Recreation Vehicle Industry Association (RV Business, January, 1996) reporting total RV unit shipments to dealers for the ten months ended October 1995 decreased 8.3%. Even though this data is not totally comparable, it does indicate the Company's change in RV sales were significantly better than the industries national average.

     However, the Company's total revenue decreased (on a same store basis) 6.2% in the fourth quarter of Fiscal 1995, as compared to the same quarter of Fiscal 1994. The Company's management believes this decrease was the beginning of a trend whereby the Company's revenue will follow more closely the national downward trend due to decreased consumer sentiment over concern about the national economy. Furthermore, the Company's management believes this downward trend will extend at least through the first quarter of Fiscal 1996, unless the consumer confidence in the national economy increases.

     Cost of sales and service, as a percentage of revenue, decreased to 81.2% in Fiscal 1995 from 83.9% in Fiscal 1994.

     Gross profit increased 53.8% in Fiscal 1995 to $13.2 million from $8.6 million in Fiscal 1994. On a same store basis gross profit increased 9.0%.

     As a percentage of revenue, gross profit increased to 18.8% in Fiscal 95 from 16.1% in Fiscal 94. This increase resulted from increases from every major revenue categories due to two factors; significantly higher gross profit percentages from the two new California dealerships and slightly higher gross profits from the eastern dealerships. The California higher percentages were primarily due to a greater mix of towable RVs sold verses motorized RVs sold. Towables historically are sold at a higher gross profit percentage than motorized. The higher eastern dealership's gross profits resulted from a managerial effort to increase gross profits in all revenue categories. The eastern dealerships gross profits increased to 16.1% from 15.1%.

     Selling, general and administrative expenses (SG&A) increased 42.1% to $9.76 million in Fiscal 1995 from $6.87 million in Fiscal 1994. As a percentage of revenue, SG&A increased to 13.9% from 12.9%. These increases were primarily due to two factors; increased expenses from the two new California dealerships, and increased marketing and personnel expenses resulting from increased revenue.

     Income from operations increased 101% to $3.40 million in Fiscal 1995 from $1.69 million in Fiscal 1994. As a percentage of revenue, income from operations increased to 4.9% from 3.2%.

     Interest income increased 41.9% to $376,000 in Fiscal 1995 from $265,000 in Fiscal 1994 due to higher yields on invested cash. Interest expense increased 86.3% to $1.34 million in Fiscal 1995 from $717,000 in Fiscal 1994. This increase resulted from higher floor plan balances due to increased new RV inventories at the two newly acquired California dealerships, and to increased interest rates resulting from increases in the prime lending rate.

     Income before income taxes increased 97.2% to $2.44 million in Fiscal 1995 from $1.24 million in Fiscal 1994. As a percentage of revenue, income before income taxes increased to 3.4% from 2.3%.

     The combined Federal and State income tax rate was 40.2% in Fiscal 1995 compared to 38.8% in Fiscal 1994. Income tax rates varied from Federal statutory rates due to state income taxes. See Note 11 of the notes to the consolidated financial statements for components of the income taxes and the reconciliation of the provision for income taxes to the federal statutory rates.

     Net income increased 92.7% to $1,458,993 in Fiscal 1995 from $757,054 in Fiscal 1994. As a percentage of revenue, net income increased to 2.1% in Fiscal 1995 from 1.4% in Fiscal 1994.

     Earnings per share was 20 cents in Fiscal 1995 compared to 10 cents in Fiscal 1994.

     The dramatic increase in earnings resulted primarily from the two newly acquired California dealerships. The Company's management does not expect this level of continued increases in the Company's net income in Fiscal 1996. Although the Company acquired the Las Cruces property in October, 1995, management does not expect the Las Cruces dealership will make a significant contribution to the net income of the Company in Fiscal 1996. Furthermore, management believes the trend of decreasing revenue the Company experienced in the fourth quarter of Fiscal 1995, will continue at least through the first quarter in Fiscal 1996.

RESULTS OF OPERATIONS FOR FISCAL 1994 COMPARED TO FISCAL 1993.

     Sales and service revenue increased 16.2% to $53.2 million in Fiscal 1994 from $45.8 million in Fiscal 1993. The Company acquired selected assets from Venture Out, a California corporation, on August 1, 1994, consisting primarily of the assets of two RV dealerships operating in Roseville (Sacramento) and Bakersville, California. Revenue from these two dealerships accounted for 9.2% of the increase revenue in Fiscal 1995 and Fiscal 1994.

     Revenue increased in all the Company's markets resulting primarily from increased sales of both new and used recreational vehicles. On a same store basis, a 3% decease in new RV unit sales was offset by a 22% increase in the average selling price, resulting in a 6% net increase in revenue from the sale of new RVs. The average selling price increase of new RVs resulted from the continuation of a shift in demand, beginning in Fiscal 1993, from lower priced towables to higher priced motorized. Used RV revenue increased 23%, on a same store basis, as a result of a 16% increase in unit sales and a 7% increase in the average price of used RVs sold.

     On a same store basis net revenue from agency commissions decreased 10% to $1.45 million in Fiscal 1994 from $1.6 million in Fiscal 1993. This decrease was a result of $340,000 chargeback by one of the financial institutions the Company refers customers to for RV loans. The chargeback resulted from a negotiated settlement with the financial institution whereby the Company reduced its future chargeback liability. The total chargeback amount exceeded the Company's allowance (provision) for the chargebacks from the institution by $239,000. Without the Company's allowance (provision) for the chargebacks from the institution by $239,000. Without the chargeback, net agency commissions would have increased 5%.

     Revenue from service, parts increased 9% on a same store basis. Rental revenue decreased 48% due to high demand for rentals in the first quarter of Fiscal 1993 from Hurricane Andrew victims, not experienced in Fiscal 1994, and additional competition in the Orlando market, the only market in which the Company markets rentals.

     Gross profit increased 12.3% to $8.56 million in Fiscal 1994 from $7.62 million in Fiscal 1993. On a same store basis gross profit increased 4%.

     As a percentage of revenue, gross profit decreased to 16.1% in Fiscal 1994 from 16.6% in Fiscal 1993. This decrease resulted from the decrease in net agency commissions. There were no significant changes in the gross profit, as a percent of revenue, for any other revenue source.

     Selling, general and administrative expenses (SG&A) increased 19.8% to $6.9 million in Fiscal 1994 from $5.7 million in Fiscal 1993. On a same store basis, SG&A increased 7% due to increased marketing and personnel expenses resulting from increased revenue, and expenses associated with the Company's acquisition activities.

     Income from operations decreased 9.7% to $1.69 million in Fiscal 1994 from $1.87 million in Fiscal 1993. As a percentage of revenue, income from operations decreased to 3.2% in Fiscal 1994 from 4.1% in Fiscal 1993.

     Interest income increased slightly to $264,000 in Fiscal 1994 from $246,000 in Fiscal 1993. Interest expense increased 31% to $717,000 in Fiscal 1994 from $547,000 in Fiscal 1993. This increase resulted from higher floor plan contract balances due to increased new RV inventories associated with the acquisition, and to increased rates resulting from increases in the prime lending rate.

     Income before income taxes decreased 21.2% to $1,237,000 in Fiscal 1994 from $1,570,000 in Fiscal 1993.

     The combined Federal and State income tax rate was 38.9%, in Fiscal 1994 compared to 38.2% in Fiscal 1993. Income taxes for both years varied from the Federal statutory rates due to state income taxes. See Note 11 of the Notes to consolidated financial statements for components of income taxes and a reconciliation of the provision for income taxes to the Federal Statutory rate.

     Net income decreased 22% to $757,054 in Fiscal 1994 from $970,311 net income before the cumulative effect of a change in accounting for income taxes in Fiscal 1993. As a percentage of revenue, net income decreased 1.4% in Fiscal 1994 from 2.1% in Fiscal 1993. The Company elected the early adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"), in Fiscal 1993. The cumulative effect of this change in method increased the Company's net income in Fiscal 1993 by $77,000.
Including the cumulative effect, net income in Fiscal 1993 was $1,047,311.

     Earnings per share were 10 cents in Fiscal 1994 compared to 13 cents in Fiscal 1993. Without the cumulative effect, earnings per share in Fiscal 1993 were 14 cents.


INFLATION

     The Company's Management believes that increases in the cost of new vehicles and boats that may result from increases in inflation can be offset by higher resale prices for used retail vehicles and boats as well as higher retail prices for new vehicles and boats although there may be a lag in the ability of the Company to pass such increases on to its customers.

     Historically, increases in operating costs are passed on to the consumer when the market allows. The Company's Management believes that its business has not been significantly affected by inflation despite increased chassis and manufacture conversion costs experienced.

SEASONALITY

     Although the recreational vehicle business is a year round business in the Southeastern United States and California, the recreational vehicle industry is seasonal. The Company has significantly higher sales in the second quarter of its fiscal year, and significantly lower sales in its first and fourth quarters. During slack seasons at a particular dealership, the Company reduces inventory of both new and used RVs and introduces other cutbacks in operations minimizing the impact of the seasonality on the results of operations. Because a substantial portion of the Company's expenses are fixed, operating income tends to be lower in the first quarter and fourth quarter of the Company's Fiscal Year and higher in the second and third quarters.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to Part II, Item 8, is submitted as a separate section of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants or reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in Fiscal 1995.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The directors and executive officers of the Company as of January 9, 1996 were as follows:


                                                                                    Officer
                                                                                    and/or
Name                          Age           Position                                Director since
------------------            ---           --------                                --------------
Newton C. Kindlund            55            President, Chairman of the Bo               1978
                                            Chief Executive Officer

Joanne M. Kindlund            46            Executive Vice President-                   1978
                                            Administration, Secretary/
                                            Treasurer and Director

W. Hardee McAlhaney           48            Vice President,                             1988
                                            Chief Financial Officer

Franklin J. Hitt              68            Director                                    1987

Lawrence H. Katz              54            Director                                    1987

James P. Williams             57            Director                                    1987

Avie N. Abramowitz            62            Director                                    1987

Paul G. Clubbe                54            Director                                    1987

Roy W. Parker                 52            Director                                    1993


     All Directors hold office until the next annual meeting of the Company's shareholders and until their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.

INDEMNIFICATION

     In May, 1991, the Company's Shareholders amended the Company's Articles of Incorporation to provide for the automatic mandatory indemnification of the Company's Officers and Directors to the full extent permitted by Florida Law and for the indemnification of every Company Employee and Agent upon a vote of its Board of Directors. Prior to the adoption of such amendment to the Company's Articles of Incorporation and pursuant to authority then set forth in its by-laws, and upon authorization of its Board of Directors, the Company executed indemnification agreements with its Officers and Directors in November, 1990, which agreements were ratified by the Shareholders in May, 1991.

     Under such indemnification agreements, indemnification of the Company's Officers and Directors extends to any and all costs and expenses (including trial, appellate and other attorneys' fees), judgments, fines, penalties and amounts paid in settlement, actually and reasonable incurred by the Indemnitee in connection with any such action. Indemnification is available in any action unless a judgment (after exhaustion of all appeals) or other final adjudication determines that the Indemnitee's actions, or omissions to act, were material to the cause of action so adjudicated and constitute: (i) a violation of criminal law, unless the Indemnitee had reasonable cause to believe his conduct was lawful; or, had no reasonable cause to believe his conduct was unlawful; (ii) a transaction from which the Indemnitee received an improper personal benefit within the meaning of Florida Statute Section 607.0850(7)(b); (iii) in the case of a Director, circumstances under which the liability provisions of Florida Statute Section 607.0834, concerning unlawful distributions made by the Company are applicable; or, (iv) willful misconduct or a conscious disregard for the best interest of the Company in a proceeding by or in the right of the Company to procure a judgment in its favor or in a proceeding by or in the right of a shareholder of the Company. Further, Florida Statute Section 607.0831 provides that a Director is not personally liable for monetary damages to the Company or any other person for any statement, vote, decision, or failure to act, regarding Company management or policy unless the Director breached or failed to perform his duties as Director; and, the Director's breach or failure to perform his duties constitutes an act within the meaning of the aforesaid clauses (i) - (iv), inclusive.

     The indemnification agreements represent an enlargement of the indemnification rights as specifically set forth in the Florida Statutes; however, as permitted by Florida Statutes, because the agreements provide that in all proceedings to determine whether an individual is entitled to indemnification, the persons making such determination shall presume that such entitlement exists and the Company has the burden of proof that the indemnification is not available. Regardless of whether a person is ultimately found to be entitled to indemnification, the Company is responsible for all costs incurred by such person in the determination proceedings in addition to all costs incurred by the person in defending in the original action.

     Further, the indemnification agreements' provisions, being similar to Florida Statutory Law, require indemnification of Officers and Directors if such persons have been successful on the merits or otherwise in the defense of any action, the Company being required to indemnify such persons against expenses (including attorneys' fees) actually and reasonably incurred by them in such actions. However, the indemnification agreements expand the Indemnitee provisions of the Florida Statutes as is authorized by such Statutes, by expressly defining the term "successful on the merits or otherwise" to include, among other things, termination's of actions on procedural grounds (e.g., the statute of limitations or disqualification of the plaintiff). The agreement also provides that settlements with a cost to the Indemnitee of less that $15,000.00 and the failure to bring actions within a specified period of time after the making of any claim or threat of an action will constitute, for purposes of the agreements, success on the merits or otherwise. Further, the indemnification agreements provide that persons will be deemed to have satisfied the requisite standard of care for indemnification if their actions were based on (i) financial statements, books or account or other records of the Company; (ii) information supplied to them by the Officers of the Company or another enterprise in the course of their duties; or, (iii) advice of legal counsel, outside accountants or appraisers. This provision of the indemnification agreement is comparable to that found in Florida Statute Section 607.0830.


DIRECTORS AND EXECUTIVE OFFICERS' BUSINESS EXPERIENCE

The following is a brief account of the educational and business experience of each Director and Officer of the Company:

NEWTON C. KINDLUND

     Mr. Kindlund and his wife, Joanne M. Kindlund, are co-founders of the Company. He has served as President and Chairman since its inception in July 1978. He is a graduate of Michigan State University having received his BA in 1963. He has done postgraduate studies at the Wharton School of the University of Pennsylvania, Boston College and Indiana University. From 1975 to 1977 he was a regional Vice President of Recreational Vehicle Industry Association, Elkhart, Indiana. He was a founder of the Florida RV Trade Association and served on the Board of Directors of the National Recreational Vehicle Rental Dealers Association and the Central Florida World Trade Council. Recently Mr. Kindlund has served a four year term as an Executive Board member and on the Executive Committee of the Greater Orlando Florida Chamber of Commerce. Currently Mr. Kindlund is a member of the National Dealer Advisory Council for Airstream, Inc. and is a past Chairman of the Board of Directors of the Recreational Vehicle Rental Dealers Association. Mr. Kindlund was recognized as the RV News RV Executive of the Year for 1995.

JOANNE M. KINDLUND

     Mrs. Kindlund, a co-founder of the Company, has served as Executive Vice President, Secretary and Treasurer and as a Director since its inception in July, 1978. She graduated from the University of Florida in 1971 with a B.S. Degree in Advertising and has done postgraduate work at the University of Florida in accounting and finance. From 1984 to 1985, she assisted Gorman Planning and Associates, Virginia Beach, Virginia with the creation of software managerial systems including accounting systems and inventory control systems for retail recreational vehicle sales dealerships.


W. HARDEE MCALHANEY

     Mr. McAlhaney joined the Company as Corporate Comptroller in 1988 and is currently a Vice President and Chief Financial Officer of the Company. He graduated from the University of Tennessee in 1970 with a B.S.B.A. Degree, and from the University of Florida in 1972 with an MBA Mr. McAlhaney served as Chief Financial Officer for two national retail chains; The Athletic Attic and The Athlete's Foot, prior to joining Drexel, Burnham, Lambert as an investment consultant.

FRANKLIN J. HITT

     Mr. Hitt has served on the Board of Directors of the Company since August of 1987. He received his MBA in 1966 to complement his B.S. in Industrial Management from Ohio State University in 1965. From 1969 to 1982 he was Assistant Professor of Finance at the University of Central Florida. From 1969 to 1975 he was Assistant Dean of the College of Business Administration. From 1982 to current date, Mr. Hitt has been an active real estate broker in Central Florida and currently is President of Franklin J. Hitt Real Estate Enterprise. He is a licensed general contractor in the State of Florida.

LAWRENCE H. KATZ

     Mr. Katz has served as a Director of the Company since August 1987. He has practiced law, specializing in corporate, business, tax and real property since 1969. His firm acts as special counsel to the Company on SEC corporate matters. Mr. Katz earned a Juris Doctorate from Stetson University College of Law in 1969. In 1966 he earned an MBA in General Management to complement his Bachelor of Science in Chemistry earned in 1963, both from Rollins College.

JAMES P. WILLIAMS

     Mr. Williams has served on the Board of Directors of the Company since August of 1987. He received his Bachelor of Science Degree in Business in 1961 from Stetson University. Mr. Williams, since graduation from college has been a practicing accountant having become a Certified Public Accountant in 1967.
He is the senior partner of Williams, Gryzich and Company, CPAs.

AVIE N. ABRAMOWITZ

     Mr. Abramowitz has been a Director of the Company since August of 1987.
He received his B.S. degree from the University of Maryland in 1952. He was a member of the Million Dollar Round Table for 25 years, qualifying for the prestigious Top of the Table in 1985. From 1957 to current date Mr. Abramowitz has been a life insurance representative with the Equitable Life

Corporation. From college graduation until 1957, Mr. Abramowitz was active in the citrus industry. He is also active in international real estate acquisitions and developments.


PAUL G. CLUBBE

     Mr. Clubbe attended St. Dunstans College, England, Lisgar Collegiate, Ottawa, Ontario Canada and Pickering College, Toronto, Ontario Canada. From 1982 to present he has been President and Chief Executive Officer of Rotex Canada, Inc., of Scarborough, Canada (a joint venture with P.C.M., Ltd., and International Rotex, Inc.) manufacturer of label makers, vinyl embossing tape and office products. From 1963 to 1964 Mr. Clubbe was a sales representative for Morgan Paper Co., Ltd., Toronto, Canada. He is Chairman of the Board of Directors of Rotex Canada, Inc., and a member of the Board of Directors of Flesherton Concrete Products, Inc., Paulaurier Sales, Inc. and is active in the international market of Imports/Exports.

ROY W. PARKER

     Mr. Parker is Chief Executive Officer and Owner of Parker Boat Company, Incorporated, the Sea Ray boat dealer for Orlando, Florida. Parker Boats was founded in 1927 Mr. Parker joined the business in 1964, and became the sole owner in 1980. Parker Boats has ranked consistently as a top 25 dealer in sales nationally for Sea Ray. Mr. Parker serves as the current President of the Central Florida Marine Trade Association, and is on the Lakes and Advisory Board for the City of Maitland, Florida.

Item 11. EXECUTIVE COMPENSATION

     The table below sets forth the cash compensation including salaries, bonuses, contributions to retirement plans, premium paid on health and dental insurance plans and disability insurance plans, paid by the Company for the years ended October 31, 1995, 1994, and 1993, to, or for the benefit of, each executive officer whose total annual salary and bonus exceeded $100,000, and the CEO regardless of compensation level.


                                          Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------
                                                                                     Long-Term
                                         Annual                                     Compensation
                                      Compensation                    -------------------------------------------
                                         Awards                                  Awards
                         ---------------------------------------      ----------------------------
Name and                                                              Restricted          Stock
Principal Position       Year     Salary(1)    Bonus(2)   Other         Stock           Options(3)    Other(4)
-----------------------------------------------------------------------------------------------------------------
Newton C. Kindlund
Chairman, President      1995      $108,364    ---         ---           ---              ---                ---
Chief Executive          1994      $107,146    ---         ---           ---              ---                ---
Officer                  1993      $106,583    ---         ---           ---              ---                ---

W. Hardee McAlhaney      1995      $ 83,204    $63,617     ---           ---              ---            $   587
Vice President           1994      $ 79,341    $17,354     ---           ---            25,000           $   832
Chief Financial Officer  1993      $ 81,501    $36,927     ---           ---            25,000           $   832
-----------------------------------------------------------------------------------------------------------------

(1) Includes contributions by the Company pursuant to an employee benefit plan established under Section 401 (k) of the Internal Revenue Code in the amounts of $3,964, $2,746 and $4,283 for Mr. Kindlund for 1995, 1994 and 1993 respectively, and $5,803, $2,780 and $4,678 for Mr. McAlhaney for 1995, 1994 and 1993 respectively.

(2)  Mr. McAlhaney's bonus is based on the Company's net income before taxes.

(3)  One (1) option each year for 25,000 shares of common each.

(4) The Company pays the premiums on two (2) term life insurance policies for Mr. McAlhaney whose sole beneficiary is designated by the insured. The policies have no cash surrender value provisions.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning stock option grants made in the fiscal year ended October 31, 1995, to the individuals named in the Summary Compensation Table. There were no grants of options or SARs to said individuals during the year.


                                               Individual Grants                               Potential Realizable Value at
                        ---------------------------------------------------------------        Assume Annual Rates of Stock
                        Number of         % of Total                                           Price Appreciation for Option
                        Securities         Options           Exercise
                        Underlying        Granted to         or Base                                         Term
                        Options            Employee           Price         Expiration           ---------------------------
Name                    Granted (#)         In FY             ($/sh)          Date               5% ($)                10%
----                    -----------       ----------         --------       ----------           ------             --------
Newton C. Kindlund          ---               ---               ---              ---               ---                 ----

W. Hardee McAlhaney         ---               ---               ---              ---               ---                 ----

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

     The following table sets forth information concerning the number and value realized as to options exercised during Fiscal 1995 and options held at October 31, 1995, by the individuals named in the Summary Compensation Table and the value of those options held at such date. There were no options exercised during Fiscal 1995 and no SARs were held at year end.


                                                   Number of Securities          Value of unexercised
                                                   Underlying Unexercised        In-The-Money Options
                           Shares      Value       Options at FY-End (#)         FY-End ($) (1)
                        Acquired on   Realized   --------------------------   ----------------------------
Name                    Exercise (#)      $      Exercisable  Unexercisable   Exercisable    Unexercisable
----                    ------------  --------   -----------  -------------   -----------    -------------
Newton C. Kindlund            --         --           --            --             --               --

W. Hardee McAlhaney           --         --        100,000        25,000        117,188          29,525

(1) Based on a price of $3.00 per share, being the closing price of Common Stock on October 31, 1995.

DISCRETIONARY AND INCENTIVE BONUSES

     The Board of Directors awards discretionary cash bonuses to executive officers and other employees each year. Bonuses have been paid under various informal arrangements that have provided for the payment of stipulated amounts to certain executive officers ratably during the fiscal year, fiscal year end bonuses to certain executive officers and to marketing and sales support personnel.

     The Company has established an incentive bonus program for its employees with bonuses generally paid monthly or annually. Bonuses are primarily based upon net pre-tax profits from the various profit centers within each dealership and is contingent upon continued employment with the company.

DIRECTORS FEES

     Directors, who are not salaried employees of the Company, receive $500 for their attendance at each meeting of the Board of Directors, Annual Shareholders Meeting and $175 for each committee meeting. The Directors are reimbursed for their travel, lodging and food expense incurred when attending such meetings, if such meetings are held in a location in excess of twenty five (25) miles from the principal place of business of the Company in Orlando, Florida. Directors are also reimbursed for their travel, lodging and food expenses incurred when traveling on behalf of the Company when requested to do so by an officer of the Company or by the Board of Directors.

DIRECTORS OPTIONS

     Each outside Director, serving on the board as of February 20, 1993, was granted an option for 10,000 shares of common stock of the Company, exercisable after February 20, 1995. The exercise price is $1.81 per share, the price of the Company's common stock at the time of the grant. A total of five options were granted, one to each of the five Directors (total of 50,000 shares).

EMPLOYEE BENEFIT PLANS

     The Company maintains a tax qualified, integrated Profit Sharing and 401(k) Employee Investment Plan, ("Plan"). All employees who have attained 21 years of age and complete one year of service are eligible to participate in the Plan. Plan participants must complete at least two (2) years of service to begin partial vesting with total vesting occurring when a Plan participant has completed six (6) years of service to the Company. Normal retirement age under the retirement Plan is 65 years. The Plan fiscal year ends October 31st.

     In Fiscal 1995 $94,204 was contributed to the Plan for the benefit of 113 Plan participants. In Fiscal 1994 $46,883 was contributed to the Plan for the benefit of 74 Plan participants.

     Nations Bank of Florida's Trust Group, (Nations Bank of Florida, PO Box 1469, Tampa, Florida, 33601, 813-224-5313), serves as trustee, fund manager and fund administrator.

     The Plan documents provide for contributions at the discretion of the Board of Directors, to be allocated to each Plan participant in an amount not greater than 10% of each participant's compensation subject to the annual contribution limitation of the top heavy rules. Under the Plan, compensation is broadly defined to include wages, salaries, bonuses, overtime and commissions. Amounts contributed to the Plan by the Company for the 1995, 1994 and 1993 Plan years on behalf of the named individuals are included in the Executive Compensation Table, of this report are included in said table.


1987 INCENTIVE STOCK OPTION PLAN

     In August 1987, the Board of Directors of the Company adopted the 1987 Incentive Stock Option Plan (the "ISO Plan") which provides that the Company may grant to officers and managerial employees of the Company and its subsidiaries incentive stock options. The purpose of the ISO Plan is to provide the Company with a means of attracting, retaining and increasing the incentive of officers and managerial employees by offering them the opportunity to invest in, or increase their investment in, the Company. Options under the ISO Plan are designed to qualify under Section 422A of the Internal Revenue Code of 1986.

     The ISO Plan is administered by the Compensation Advisory Committee of the Board of Directors (the "Committee") which may grant options to purchase up to an aggregate of 280,000 shares of Common Stock. The option exercise price must be at least 100% of the fair market value per share of Common Stock on the date of grant, except that such price must be at least 110% of the fair market value per share for employees who own more than 10% of the outstanding Shares of the Company. The options are exercisable, as determined by the Committee, over a period of time, but not more than ten years from the date of grant and will be subject to such other terms and conditions as the Committee may determine. Any option granted to an employee shall lapse following his termination of employment; provided, however, that in the discretion of the Committee, the employee shall have up to three (3) months following his termination of employment to exercise his options and provided, further, that upon the employee's permanent and total disability, any option granted to him may be exercised within twelve months following his termination of employment because of such disability. The ISO Plan provides for certain anti-dilution adjustments upon the occurrence of certain events.

Five separate options for 25,000 shares each have been granted to an Officer of the Company, the Vice President and Chief Financial Officer, Mr. McAlhaney. The options were approved by the Board of Directors on the following dates and at the following option exercise prices:

               Date                  Shares              Exercise Price
            -----------------        ------              --------------
            May 23, 1994              25,000                 $1.819
            February 20, 1993         25,000                 $1.813
            March 24, 1992            25,000                 $1.375
            November 17, 1990         25,000                 $1.625
            May 14, 1990              25,000                 $2.500
                                     -------
                                     125,000
                                     =======

BONUS STOCK

     In September 1987, the Company issued 250,000 Shares of Common Stock to various individuals including officers, directors and employees of the Company for services rendered. These shares have certain restrictions and forfeiture provisions attached to them. Since September 1987, a number of recipients of such shares have terminated their employment with the Company resulting in their bonus shares of Common Stock being forfeited to the Company. After September 1987, the Company made additional awards of bonus shares to employees; however, no shares in excess of the initial 250,000 shares have been issued since forfeited shares equaled or exceeded the number of bonus shares issued by the Company to employees subsequent to such date. Beginning with the year ended October 31, 1987, and over a period of two to five years the value of these shares will be a charge against earnings of the Company. The Company valued the shares initially issued at 50% of the initial public offering price of its shares of common stock or $1.25. Shares issued subsequent to September 1987 were valued at 100% of the market value on the day of issue.

     The amount of shares awarded and fair market value assigned to the shares for the last three Fiscal years are as follows:

                                             Bonus Stock
            ----------------------------------------------------------------------------------
                                            Number Shares                Fair Market Value
                Fiscal Year                    Awarded                    at time of Award
            ----------------------------------------------------------------------------------
                   1995                         54,000                         $91,125

                   1994                          - 0 -                           - - -

                   1993                          - 0 -                           - - -

     The bonus stock awards listed above require a two (2) year vesting and employment period. As of October 31, 1995, 234,700 shares had been granted pursuant to the plan.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors Compensation Advisory Committee membership for Fiscal 1995 included Messrs. Newton C. Kindlund, Lawrence H. Katz, and James P. Williams. Mr. Kindlund is the President and Chief Executive Officer of the Company.


CUMULATIVE TOTAL SHAREHOLDER RETURN

     The cumulative total shareholder return performance graph as of October 31, 1991, 1992, 1993, 1994 and 1995, for the Company, the S&P 500 Index, and
for the Company's peer group, is submitted as a separate section of this Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of January 9, 1996, the number of shares, of Common Stock of the Company, owned and the percent so owned (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director and/or officer of the Company, and
(iii) all directors and officers of the Company as a group. The number of shares owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.


                                       Amount and
 Name and Address                  Nature of Beneficial         Percentage
of Beneficial Owner                     Ownership                of Class
-------------------                     ---------                --------
Newton C. Kindlund (1)                 2,255,640                  30.3%
7851 Greenbriar Parkway
Orlando, Florida 32819


Joanne M. Kindlund (1)                 2,255,640                  30.3%
7851 Greenbriar Parkway
Orlando, Florida 32819


W. Hardee McAlhaney                      105,000(2)                1.4%
3701 Sedgewick Place
Orlando, Florida 32806


Franklin J. Hitt                          15,000(3)                  *
2348 Hunterfield Road
Maitland, Florida 32751


James P. Williams                         11,500(3)                  *
615 North Wymore Road
Winter Park, Florida 32789

                                       Amount and
 Name and Address                  Nature of Beneficial         Percentage
of Beneficial Owner                     Ownership                of Class
-------------------                     ---------                --------
Lawrence H. Katz                          10,000(3)                   *
341 N. Maitland Ave, Suite 120
Maitland, Florida 32751

Avie N. Abramowitz                        10,000(3)                   *
Suite 801, 401 West Colonial Drive
Orlando, Florida  32804

Paul G. Clubbe                            57,000(3)                   *
R.R. #4 Stouffville
Ontario, Canada L4A 7X5

Roy W. Parker                              - 0 -                      *
455 South Lake Destiny Road
Orlando, Florida 32810


All Directors and Officers             ---------                  -----
as a group (9 persons) (2) (3)         4,719,780                  63.34%


(1) Newton C. Kindlund and Joanne M. Kindlund, husband and wife, each disclaims any right to control the others exercise of shareholders' rights, with respect to the Shares, including voting the shares of the Common Stock of the Company set out in the above Table.

(2) Includes options exercisable for 100,000 shares of Common Stock issued under the 1987 Incentive Stock Option Plan.

(3) Includes options exercisable for 10,000 shares of Common Stock underlying an option granted February 20, 1993. A total of five (5) options, each for 10,000 shares (50,000 total shares), were granted to five Directors of the Company.

* Less than 1% of Class

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In November 1994, the Company renewed a five year lease agreement with Newton C. Kindlund and Joanne M. Kindlund, husband and wife, whereby the Company leases the real property upon which its dealership is located in Orlando, Florida. The annual rent is currently $144,000 and, in addition thereto, the Company pays the real estate taxes, insures the interest of Mr. and Mrs. Kindlund against casualty loss, pays for all repairs to the property and names Mr. and Mrs. Kindlund as co-insured under its general liability insurance policy. The lease provides for a cost of living increase for each year of the lease beginning with the second lease year. The term of the lease agreement expires on October 31, 1999. In fiscal year 1995, the Company paid to or for the benefit of Mr. and Mrs. Kindlund $144,000 for the use of these premises.

     Based on current market rates for properties similar to those listed above, transactions with Mr. and Mrs. Kindlund related to the lease for the Orlando property were on terms comparable to those which would have been reached with unaffiliated parties.

     Since 1987, Lawrence H. Katz, a Director of the Company has served as special counsel of the Company on corporate and SEC matters as a senior partner or Katz, Jaeger and Blankner. In 1992 Mr. Katz continued his services to the Company representing the firm of Lawrence H. Katz.

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

                               INDEX TO EXHIBITS

Exhibit
-------
Number            Description of Exhibit
------            ----------------------
a(1) and          The financial statements are filed as a separate section of this Form 10-K.
a(2)

a(3)              Exhibits required to be filed by Item 601 of Regulation S-K.

    1(a)          Form of Underwriting Agreement.

    1(b)          Form of Seller's Agreement.

    3(a)          Articles of Incorporation.

    3(b)          Amendment to Articles of Incorporation.

    3(c)          Amendment to Articles of Incorporation.

    3(d)          By-Laws.

    3(e)          Amendment in the Entirety of By-Laws.

    3(f)          Amendment to By-Laws.

    4(a)          Form of Common Stock Certificate of the Company.

    4(b)          Underwriter's Warrant of Thomas James Associates, Inc. dated November 10, 1987.

   10(a)          Material contracts numbers 10(a) through 10(bbbbb), were filed with Registrants' 10-K Annual Report for the year
                  October 31, 1994, and by this reference is incorporated herein.

   21             Holiday R.V. Rental/Leasing, Inc. is a subsidiary of the Registrant.  This subsidiary, which is wholly owned by
                  Registrant, was incorporated


                  under the Laws of the State Of Florida and is in good standing.  The Subsidiary does business only under the name of Holiday R.V. Rental/Leasing, Inc.  Holiday RV Superstores of South Atlanta, Inc. is a subsidiary of the
                  Registrant.  This subsidiary, which is wholly owned by Registrant, was incorporated under the Laws of the State of
                  Georgia and is in good standing.  The subsidiary does business under the name of Holiday RV Superstores and
                  Holiday RV Superstores of South Atlanta, Inc. Holiday RV Superstores of South Carolina, Inc. is a subsidiary of the Registrant.  This subsidiary, which is wholly owned by Registrant, was incorporated under the Laws of the
                  State of South Carolina and is in good standing.  The subsidiary does business under the name of Holiday RV
                  Superstores and Holiday RV Superstores of South Carolina, Inc. Holiday RV Superstores West, Inc. is a wholly-owned subsidiary of the Registrant, incorporated in the State of California and is in good standing. The Subsidiary does business under the names of Holiday RV Superstores and Holiday RV Superstores West, Inc. Holiday RV Superstores of
                  New Mexico, Inc., is a wholly owned subsidiary of the Registrant.  This subsidiary was incorporated under the laws of the State of New Mexico and  is in good standing.  This subsidiary does business under the name of Holiday RV
                  Superstores and Holiday RV Superstores of New Mexico, Inc.

b                 The Company filed no reports on Form 8-K during the fourth quarter of Fiscal 1995.

c(1)              Exhibits Numbering a(3)1(a) through and including a(3)10(llll),  are contained in the Exhibits to the
                  Registration Statement on Form S-18 filed by the Company on September 14, 1987, and which became effective on
                  October 27, 1987, (SEC Registration No. 33-17190-A) which Exhibits to said Registration Statement are incorporated by reference herein. Exhibits a(3)3(c) and a(3)3(f) are contained in the Exhibits to Form 8-A Registration
                  Statement pursuant to Section 12(g) of the Securities Exchange Act filed by the Company on December 22, 1987, and which became effective December 28, 1987, which Exhibits to said Registration Statement are incorporated by reference herein.

c(2)              No exhibits are filed with this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                       HOLIDAY RV SUPERSTORES, INCORPORATED
                                                  Registrant


                                       By: /s/NEWTON C. KINDLUND, PRESIDENT
                                           ------------------------------------
                                              Newton C. Kindlund, President and
                                              Chairman


DATED:  JANUARY 21, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                        Title                                        Date
---------                                        -----                                        ----
/s/Newton C. Kindlund                           President, Chairman of                      January 21, 1996
---------------------                           the Board of Directors
President and Chairman                          Chief Executive Officer
Principal Executive Officer
Newton C. Kindlund

/s/Joanne M. Kindlund                           Executive Vice President-                   January 21, 1996
---------------------                           Administration, Secretary/
Principal Administrative Officer                Treasurer and Director
Joanne M. Kindlund

/s/W. Hardee McAlhaney                          Vice President,                             January 21, 1996
----------------------                          Chief Financial Officer and
Principal Financial                             Director
and Accounting Officer
W. Hardee McAlhaney

Signature                                        Title                                        Date
---------                                        -----                                        ----
/s/Lawrence H. Katz                             Director                                    January 21, 1996
-------------------
Lawrence H. Katz


/s/James P. Williams                            Director                                    January 21, 1996
--------------------
James P. Williams


/s/ Avie N. Abramowitz                          Director                                    January 21, 1996
----------------------
Avie N. Abramowitz


/s/Franklin J. Hitt                             Director                                    January 21, 1996
-------------------
Franklin  J. Hitt



                           ANNUAL REPORT ON FORM 10-K

                         ITEM 8, ITEM 14(a)(1) and (2)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        LIST OF FINANCIAL STATEMENTS AND

                         FINANCIAL STATEMENT SCHEDULES

                        AS OF OCTOBER 31, 1995 AND 1994

            AND FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                      HOLIDAY RV SUPERSTORES, INCORPORATED

                                AND SUBSIDIARIES

                               ORLANDO, FLORIDA

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                                                        CONTENTS


           Report of independent certified public accountants               F-2

           Consolidated financial statements
              Balance sheets                                          F-3 - F-4
              Statements of income                                          F-5
              Statements of stockholders' equity                      F-6 - F-7
              Statements of cash flows                                F-8 - F-9
              Summary of significant accounting policies            F-10 - F-11
              Notes to consolidated financial statements            F-12 - F-23

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders of
Holiday RV Superstores, Incorporated
Orlando, Florida


We have audited the consolidated balance sheets of Holiday RV Superstores, Incorporated and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holiday RV Superstores, Incorporated and subsidiaries at October 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.

As discussed in the summary of accounting policies, effective November 1, 1992, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."




                                                   BDO SEIDMAN, LLP
Orlando, Florida
December 19, 1995

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS


October 31,                                                                         1995                 1994
--------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT:
  Cash and cash equivalents                                                  $ 4,012,860          $ 5,239,701
  Accounts receivable:
   Trade and contracts in transit                                              1,434,936            1,263,422
   Other                                                                         428,718              293,055
  Inventories                                                                 19,396,069           17,193,896
  Prepaid expenses                                                                     -              146,854
  Refundable income taxes                                                         39,333                    -
  Deferred income taxes                                                           49,000               63,000
--------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                          25,360,916           24,199,928

PROPERTY AND EQUIPMENT, less accumulated depreciation                          3,947,401            1,710,567

RENTAL FLEET, less accumulated depreciation                                            -              531,280

OTHER ASSETS, principally covenant not to compete                                408,480              483,031
--------------------------------------------------------------------------------------------------------------


                                                                             $29,716,797          $26,924,806
==============================================================================================================

   See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS


October 31,                                                                         1995                 1994
--------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floor plan contracts                                                       $13,966,923          $13,169,621
  Accounts payable                                                               901,911              683,069
  Customer deposits                                                              101,661              211,193
  Accrued expenses                                                               946,886              814,355
  Current portion of capital lease obligations                                    35,750                    -
--------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                     15,953,131           14,878,238

LONG-TERM CAPITAL LEASE OBLIGATIONS,
  less current portion                                                           342,657                    -

DEFERRED INCOME TAXES                                                              5,000               97,000

STOCKHOLDERS' EQUITY:
  Common stock $.01 par - shares authorized 10,000,000;
   issued 7,465,000                                                               74,650               74,650
  Additional paid-in capital                                                   5,103,052            5,069,842
  Retained earnings                                                            8,340,177            6,881,184
  Treasury stock, at cost, 15,300 and 69,300 shares                              (18,193)             (76,108)
  Deferred compensation                                                          (83,677)                   -
--------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                    13,416,009           11,949,568
--------------------------------------------------------------------------------------------------------------
                                                                             $29,716,797          $26,924,806
==============================================================================================================

   See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME


Year ended October 31,                                               1995              1994              1993
--------------------------------------------------------------------------------------------------------------
SALES AND SERVICE REVENUE                                     $70,029,358       $53,205,114       $45,766,704

COST OF SALES AND SERVICE                                      56,871,801        44,650,237        38,151,632
--------------------------------------------------------------------------------------------------------------
         Gross profit                                          13,157,557         8,554,877         7,615,072

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    9,758,414         6,865,599         5,743,852
--------------------------------------------------------------------------------------------------------------
         Income from operations                                 3,399,143         1,689,278         1,871,220

INTEREST INCOME                                                   375,847           264,914           246,535
INTEREST EXPENSE                                               (1,335,997)         (717,138)         (547,444)
--------------------------------------------------------------------------------------------------------------
         Income before income taxes                             2,438,993         1,237,054         1,570,311

INCOME TAXES                                                      980,000           480,000           600,000
--------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING FOR INCOME TAXES                                1,458,993           757,054           970,311

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  FOR INCOME TAXES                                                      -                 -            77,000
--------------------------------------------------------------------------------------------------------------

NET INCOME                                                    $ 1,458,993       $   757,054       $ 1,047,311
==============================================================================================================

EARNINGS PER SHARE OF COMMON STOCK
  BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES                                 $       .20       $       .10       $       .13

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   FOR INCOME TAXES                                                     -                 -               .01
--------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE OF COMMON STOCK                            $       .20       $       .10       $       .14
==============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
  AND COMMON STOCK EQUIVALENTS OUTSTANDING                      7,436,804         7,324,650         7,279,800
==============================================================================================================


   See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       Common Stock                Additional
                                                                   ----------------------             Paid-in
                                                                   Shares          Amount             Capital
--------------------------------------------------------------------------------------------------------------
BALANCE,
  October 31, 1992                                              7,340,000         $73,400          $4,889,529

  Net income for the year                                               -               -                   -

  Return of unvested restricted bonus stock                             -               -                   -

  Amortization of deferred compensation                                 -               -                   -
--------------------------------------------------------------------------------------------------------------
BALANCE,
  October 31, 1993                                              7,340,000          73,400           4,889,529

  Issuance of common stock                                        125,000           1,250             180,313

  Net income for the year                                               -               -                   -

  Return of unvested restricted bonus stock                             -               -                   -

  Amortization of deferred compensation                                 -               -                   -
--------------------------------------------------------------------------------------------------------------
BALANCE,
  October 31, 1994                                              7,465,000          74,650           5,069,842

  Net income for the year                                               -               -                   -

  Restricted stock issued from
   treasury (54,000 shares)                                             -               -              33,210

  Amortization of deferred compensation                                 -               -                   -
--------------------------------------------------------------------------------------------------------------
BALANCE,
  October 31, 1995                                              7,465,000         $74,650          $5,103,052
==============================================================================================================

   See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                         Treasury Stock
                                                 Retained           ------------------------         Deferred
                                                 Earnings           Shares            Amount     Compensation
--------------------------------------------------------------------------------------------------------------
BALANCE,
  October 31, 1992                             $5,076,819           64,600          $(69,283)        $(38,590)

  Net income for the year                       1,047,311                -                 -                -

  Return of unvested restricted bonus stock             -            3,700            (6,075)           1,582

  Amortization of deferred compensation                 -                -                 -           23,274
--------------------------------------------------------------------------------------------------------------
BALANCE,
  October 31, 1993                              6,124,130           68,300           (75,358)         (13,734)

  Issuance of common stock                              -                -                 -                -

  Net income for the year                         757,054                -                 -                -

  Return of unvested restricted bonus stock  -                       1,000              (750)               -

  Amortization of deferred compensation                 -                -                 -           13,734
--------------------------------------------------------------------------------------------------------------
BALANCE,
  October 31, 1994                              6,881,184           69,300           (76,108)               -

  Net income for the year                       1,458,993                -                 -                -

  Restricted stock issued from
   treasury (54,000 shares)                             -          (54,000)           57,915          (91,127)

  Amortization of deferred compensation                 -                -                 -            7,450
--------------------------------------------------------------------------------------------------------------
BALANCE,
  October 31, 1995                           $  8,340,177           15,300          $(18,193)        $(83,677)
==============================================================================================================

   See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended October 31,                                              1995              1994               1993
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                              $ 69,672,230      $ 52,378,540       $ 50,409,905
  Cash paid to suppliers and employees                       (67,646,691)      (50,365,228)       (48,726,675)
  Interest received                                              375,847           264,914            246,535
  Interest paid                                               (1,324,757)         (658,476)          (589,085)
  Income taxes paid                                             (960,269)         (450,136)          (585,408)
--------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                        116,360         1,169,614            755,272
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                   (1,802,392)          (37,240)           (61,232)
  Proceeds from the sale of rental fleet
   and equipment                                                 472,364           330,530            332,465
  Business acquisition                                                 -        (1,165,795)                 -
--------------------------------------------------------------------------------------------------------------

Net cash provided by (used for)
  investing activities                                        (1,330,028)         (872,505)           271,233
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations                         (13,173)          (18,833)            (7,290)
--------------------------------------------------------------------------------------------------------------

Net cash provided by (used for) operating,
  investing and financing activities                          (1,226,841)          278,276          1,019,215

CASH AND CASH EQUIVALENTS, beginning of year                   5,239,701         4,961,425          3,942,210
--------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                      $  4,012,860      $  5,239,701       $  4,961,425
==============================================================================================================

   See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended October 31,                                               1995              1994              1993
--------------------------------------------------------------------------------------------------------------
Reconciliation of net income to net cash
  provided by operating activities:
   Net income                                                 $ 1,458,993       $   757,054       $ 1,047,311
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Cumulative effect of change in
        accounting for income taxes                                     -                 -           (77,000)
       Depreciation and amortization                              303,093           343,518           367,701
       Return of unvested bonus stock                                   -              (750)           (4,493)
       Deferred income taxes                                      (78,000)           20,000            50,000
       (Gain) loss on disposal of property
         and equipment and rental fleet                           (49,591)          (31,351)           18,640
       Cash provided by (used for):
         Accounts receivable                                     (307,177)         (795,223)        4,667,561
         Refundable income taxes                                  (39,333)                -                 -
         Inventories                                           (2,112,596)       (2,082,279)        2,454,926
         Prepaid expenses                                         146,854           (43,439)          (71,335)
         Other assets                                             (10,910)                -                 -
         Floor plan contracts                                     797,302         2,684,884        (3,430,620)
         Note payable                                                   -                 -        (3,880,400)
         Accounts payable                                         (14,912)          (24,133)           (9,188)
         Customer deposits                                       (109,532)           63,163           (51,502)
         Accruals                                                 132,529           278,170          (326,329)
--------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                     $   116,360       $ 1,169,614       $   755,272
==============================================================================================================

   See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF           The consolidated financial statements include
CONSOLIDATION           the accounts of Holiday RV CONSOLIDATION Superstores,
                        Incorporated and its subsidiaries (the "Company"), which include Holiday RV Rental/Leasing, Inc., Holiday RV
                        Superstores of South Atlanta, Inc., Holiday RV
                        Superstores of South Carolina, Inc., Holiday RV
                        Superstores West, Inc. and Holiday RV Superstores of
                        New Mexico, Inc. All material intercompany accounts and transactions are eliminated.

INVENTORIES             Inventories are valued at the lower of cost or market
                        on an aggregate basis. New and used vehicles are accounted for using specific identification. Cost of parts and accessory inventories is determined by the first-in, first-out (FIFO) method.

COVENANT NOT            The covenant not to compete is  being amortized on a
TO COMPETE              straight-line basis over seven years. Accumulated
                        amortization totaled $86,000 and $17,000 as of October
                        31, 1995 and 1994, respectively.

PROPERTY,               Property, equipment and rental fleet are stated at cost.
EQUIPMENT,              Depreciation is computed EQUIPMENT, over the estimated
RENTAL FLEET AND        useful lives of the assets by the straight-line method
DEPRECIATION            for financial reporting and by accelerated methods
                        for income tax purposes. Amortization of leasehold improvements is computed by the straight-line method over the estimated useful lives of the assets. Gains on sales of rental vehicles are recorded as gross profit.

CHANGE IN METHOD        During the fourth quarter of fiscal 1993, the Company
OF ACCOUNTING FOR       elected the early adoption, effective  November 1, 1992,
INCOME TAXES            of Statement of Financial Accounting Standards No.
                        109, "Accounting for Income Taxes" ("FAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                        In accordance with FAS 109, the initial application of the statement has been made as of the beginning of the Company's fiscal year, and the effect of applying this new method to years prior to fiscal 1993 have been presented in the statements of income as the cumulative effect of the change in accounting method. The cumulative effect of this change in method for fiscal 1993 was to increase net income by $77,000 ($.01 per share).

REVENUE                 Retail sales and related costs of vehicles, parts and
RECOGNITION             service are recognized in operations upon delivery
                        of products or services to customers or, in the case of recreational vehicles, when title passes to the customer. Factory incentives and rebates are recorded as a reduction in the related product cost as earned.

                        Deferred compensation consists of the unamortized portion of the value of shares of common stock which were awarded to various individuals, including certain employees of the Company. The awards provide for vesting of the shares over periods of two to five years. Amortization of the deferred compensation is computed by the straight-line method over the vesting periods. Unvested shares forfeited to the Company are recorded as treasury stock based on the value of the shares at their original issuance date.

EARNINGS PER SHARE      Earnings per share is based upon the weighted average
                        shares of common stock and common stock equivalents outstanding during the respective period.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION,       The Company is a multi-state retail chain of dealerships
    BUSINESS AND        engaged in the retail sales and service of recreational
    BUSINESS            vehicles and recreational boats and the rental BUSINESS
    ACQUISITION         of recreational vehicles in the Southeastern United
                        States, New Mexico and California. During 1995, the
                        Company dissolved its rental operations and transferred all rental units to used vehicle inventory to be sold in the ordinary course of business. Each dealership offers a full line of new and used recreational vehicles, and each dealership maintains a parts, service and body repair facility. Recreational vehicle rental activity was, and recreational boat sales are, carried on at selected dealerships.

                        Approximately 79% of the Company's new vehicle sales for the year ended October 31, 1995 consist of vehicles purchased from two manufacturers.

                                The Company was incorporated in July 1978 in the
                        State of Florida. In May 1981, the Company formed Holiday RV Rental/Leasing, Inc., a Florida corporation to engage in the business of recreational vehicle rentals. In July 1988, the Company formed Holiday RV Superstores of South Atlanta, Inc., a Georgia Corporation which acquired an existing recreational vehicle sales location in Atlanta, Georgia. In February 1990, the Company formed Holiday RV Superstores of South Carolina, Inc., a South Carolina corporation which acquired an existing recreational vehicle and marine sales location in Greer, South Carolina. In January 1994, the Company formed Holiday RV Superstores West, Inc., a California corporation which acquired existing recreational vehicle sales locations in Bakersfield and Roseville, California in August 1994 (the "California acquisition"). In September 1995, the Company formed Holiday RV Superstores of New Mexico, Inc., a New Mexico corporation which purchased land and a building in Las Cruces, New Mexico to be used as a recreational vehicle and marine sales location.

                                The California acquisition has been accounted
                        for by the purchase method of accounting, and the purchase price of $4,731,000 approximates the fair value of the net assets acquired. The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        The following unaudited pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of periods presented and do not purport of be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

                                                                            1994             1993
                        --------------------------------------------------------------------------
                        Revenue                                      $69,031,000      $62,446,000
                        ==========================================================================
                        Net income                                   $ 1,093,000      $ 1,087,000
                        ==========================================================================
                        Earnings per share of common stock           $      0.15      $      0.15
                        ==========================================================================


2. SUPPLEMENTAL         For purposes of the statements of cash flows, the
   CASH FLOW            Company considers all highly liquid debt instruments
   INFORMATION          purchased with a maturity of three months or less
                        to be cash equivalents. Cash and cash equivalents include checking accounts, money market funds and repurchase agreements.

                        The following summarizes noncash investing and financing transactions:

                                                                                 1995              1994          1993
                        ----------------------------------------------------------------------------------------------
                        Transfer of rental vehicles to inventory             $495,020        $   23,402      $147,753

                        Purchase of assets in California
                          acquisition through assumption of
                          liabilities and issuance of stock
                          (125,000 shares)                                          -         3,565,213             -

                        Deferred compensation from
                          stock issuance                                       92,127                 -             -

                        Capital lease incurred to
                          purchase equipment                                  391,580                 -             -

                        Accounts payable incurred to purchase
                          construction in progress                            233,754                 -             -
                        ==============================================================================================

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. ACCOUNTS             The Company evaluates the collectibility of all accounts
   RECEIVABLE           receivable and establishes  an allowance for doubtful
                        accounts as deemed necessary. At October 31, 1995 and 1994, all accounts receivable were evaluated and deemed collectible.

4. INVENORIES           Inventories are summarized as follows:

                                                                       1995                 1994
                        -------------------------------------------------------------------------
                        New vehicles                            $14,307,290          $13,055,626
                        New marine                                  511,044              422,615
                        Used vehicles                             3,273,885            2,525,036
                        Used marine                                  40,464               34,842
                        Parts and accessories                     1,263,386            1,155,777
                        -------------------------------------------------------------------------
                                                                $19,396,069          $17,193,896
                        =========================================================================

5. PROPERTY AND         Property and equipment are summarized as follows:
   EQUIPMENT

                                                              Useful
                                                               Lives               1995             1994
                        ---------------------------------------------------------------------------------
                        Land                                                 $1,855,136       $  798,211
                        Buildings and leasehold
                          improvements                    15-31 yrs.          1,176,623          793,774
                        Machinery and shop
                          equipment                        5- 7 yrs.            179,809          175,573
                        Office equipment
                          and furniture                    5-10 yrs.            897,313          583,556
                        Vehicles                           3- 5 yrs.            157,325          152,355
                        Construction in progress
                          (estimated cost to complete
                          $380,000)                                             551,857                -
                        ---------------------------------------------------------------------------------
                                                                              4,818,081        2,503,469
                        Less accumulated depreciation
                          and amortization                                     (870,680)        (792,902)
                        ---------------------------------------------------------------------------------
                                                                             $3,947,401       $1,710,567
                        =================================================================================

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. RENTAL FLEET         Rental fleet is summarized as follows:

                                                                               Useful
                                                                                Lives               1994
                        ---------------------------------------------------------------------------------
                        Rental units                                         5-7 yrs.          $ 698,570

                        Less accumulated depreciation                                           (167,290)
                        ---------------------------------------------------------------------------------
                                                                                               $ 531,280
                        =================================================================================

7. FLOOR PLAN           Substantially all inventories, accounts receivable and
   CONTRACTS AND        equipment are pledged as security under floor plan
   NOTE PAYABLE         contracts.  Floor plan contracts are due upon sale of
                        the related vehicle.

                        Interest rates and interest expense are as follows for the years ended October 31:

                                                              Interest         Interest
                                                                  Rate          Expense
                        ----------------------------------------------------------------
                        1995                             7.75 - 10.00%       $1,335,997
                        1994                             6.00 -  9.25%       $  717,138
                        1993                             6.00 -  7.50%       $  547,444
                        ================================================================


                        Maximum borrowings available under the contracts were $26,000,000 as of October 31, 1995. The following summarizes certain information about the borrowings under the floor plan contracts:

                                                                             1995           1994
                        -------------------------------------------------------------------------
                        Maximum amount outstanding
                          at any month end                            $15,257,815    $13,170,112

                        Average amount outstanding
                          during the period                           $13,800,043    $ 9,105,511

                        Weighted average interest rate
                          during the period                                   9.3%           7.7%
                        =========================================================================

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. STOCK OPTION         In August 1987, the Company adopted an Incentive
   PLAN                 Stock Option Plan (the "Plan"). The Plan provides for
                        the issuance of up to 280,000 shares of common stock.
                        The option exercise price must be at least 100% of the fair market value per share of common stock on the date of grant, except that such price must be at least 110% of the fair market value per share for employees who own more than 10% of the outstanding shares of the Company. The options are exercisable, as determined by the Compensation Committee, over a period of time, but not more than ten years from the date of grant and will be subject to such other terms and conditions as the Committee may determine. Changes in options are summarized as follows:

                                                                                                Exercise
                                                                        Shares                     Price
                        ---------------------------------------------------------------------------------
                        Balance, October 31, 1992                      100,000              $1.38 - 3.38
                          Granted                                       25,000                      1.81
                        ---------------------------------------------------------------------------------

                        Balance, October 31, 1993                      125,000               1.38 - 3.38
                          Granted                                       25,000                      1.82
                          Canceled                                     (25,000)                     3.38
                        ---------------------------------------------------------------------------------

                        Balance, October 31, 1994 and 1995             125,000               1.38 - 2.50
                        =================================================================================

                        At October 31, 1995, 100,000 of the above options were exercisable.

                        Under a separate plan, the Company granted options during 1993 for 50,000 shares to certain directors with an exercise price of $1.81 per share. All of these options were exercisable at October 31, 1995. None were exercised during the year.

9. RESTRICTED           In August 1994, as part of the  California acquisition,
   STOCK OPTIONS        the Company granted options for 125,000 shares at an
                        exercise price equal to the average closing price of the Company's common stock for the 30 days prior to the acquisition, $1.70 per share. These options expire on July 31, 2004. Of these options, 100,000 are exercisable as of October 31, 1995. The remaining options become exercisable on August 1, 1996.

                        In connection with the purchase of the Greer, South Carolina dealership, the Company granted an option to the sellers to purchase 20,000 shares of the

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        Company's unregistered common stock. This option was granted on April 2, 1991 at an exercise price of $3.44 per share. The option is exercisable, in whole or in part, at anytime within five (5) years from the date of the grant of the option. As of October 31, 1995, the option was not exercised.

10.  SALES AND          The following is a summary of sales and service and
     SERVICE            cost of sales and service:

                                                                   1995            1994             1993
                        ---------------------------------------------------------------------------------
                        Sales and service:
                          New vehicles and marine           $43,294,387     $32,887,359      $29,112,340
                          Used vehicles and marine           17,201,027      13,695,022       10,393,026
                          Service, parts and accessories      6,678,911       4,555,283        3,743,850
                          Rental revenue                         86,184         302,788          542,212
                          Other, net                          2,768,849       1,764,662        1,975,276
                        ---------------------------------------------------------------------------------
                                                            $70,029,358     $53,205,114      $45,766,704
                        =================================================================================

                        Cost of sales and service:
                          New vehicles and marine           $38,856,410     $30,193,033      $26,774,205
                          Used vehicles and marine           14,508,723      11,755,293        9,054,150
                          Service, parts and accessories      3,467,932       2,509,682        2,072,490
                          Rentals                                38,736         192,229          250,787
                        ---------------------------------------------------------------------------------
                                                            $56,871,801     $44,650,237      $38,151,632
                        =================================================================================

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  INCOME TAXES       The components of income taxes are as follows:

                                                                1995              1994              1993
                        ---------------------------------------------------------------------------------
                        Current:
                          Federal                         $  883,000          $380,000          $493,000
                          State                              175,000            80,000            57,000
                        ---------------------------------------------------------------------------------
                                                           1,058,000           460,000           550,000
                        ---------------------------------------------------------------------------------
                        Deferred:
                          Federal                            (73,000)           11,000            27,000
                          State                               (5,000)            9,000            23,000
                        ---------------------------------------------------------------------------------
                                                             (78,000)           20,000            50,000
                        ---------------------------------------------------------------------------------
                        Total income taxes                $  980,000          $480,000          $600,000
                        =================================================================================

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        The components of deferred tax assets and liabilities consist of the following:

                                                                            1995               1994
                        ----------------------------------------------------------------------------
                        Deferred tax assets:
                          Property and equipment                        $ 10,000          $  13,000
                          Deferred compensation                            3,000             17,000
                          Franchise fees                                   2,000              3,000
                          Noncompete agreement                            17,000              4,000
                          Inventory                                       60,000             53,000
                          State net operating loss carryforwards           7,000             10,000
                        ----------------------------------------------------------------------------

                        Gross deferred income tax assets                  99,000            100,000
                        Valuation allowance                                    -                  -
                        ----------------------------------------------------------------------------

                        Total deferred tax assets                         99,000            100,000
                        ----------------------------------------------------------------------------

                        Deferred tax liabilities:
                          Deferred finance income                        (18,000)           (79,000)
                          Rental fleet                                   (37,000)           (55,000)
                        ----------------------------------------------------------------------------
                        Total deferred tax liabilities                   (55,000)          (134,000)
                        ----------------------------------------------------------------------------
                        Total net deferred tax assets (liabilities)       44,000            (34,000)

                        Less current deferred tax assets                 (49,000)           (63,000)
                        ----------------------------------------------------------------------------

                        Long-term deferred tax liabilities              $ (5,000)         $ (97,000)
                        ============================================================================

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        The following summary reconciles differences from taxes at the federal statutory rate with the effective rate before the cumulative effect of change in accounting:

                                                            1995                   1994                   1993
                                                     ------------------      -----------------     -------------------
                                                       Amount   Percent        Amount  Percent       Amount    Percent
                        -----------------------------------------------------------------------------------------------
                        Income taxes at
                          statutory rates            $829,000     34.0%      $420,000    34.0%     $534,000      34.0%

                        State income taxes, net
                          of federal benefit          112,000      4.6%        59,000     4.8%       57,000       3.6%

                        Other                          39,000      1.6%         1,000      .1%        9,000        .6%
                        -----------------------------------------------------------------------------------------------
                        Income taxes at
                          effective rates            $980,000     40.2%      $480,000    38.9%     $600,000      38.2%
                        ===============================================================================================

                        At October 31, 1995, the Company has net operating loss carryforwards of approximately $115,000 for state income tax purposes that expire in 2004.

12. EMPLOYEES           The Company adopted a Profit-Sharing and Employee
    BENEFIT             Investment Plan in 1992 which covers substantially all
    PLAN                employees meeting certain minimum age and service Plans
                        requirements. Contributions to the plan, included in selling, general and administrative expenses, were $94,204, $46,883 and $59,659 for 1995, 1994 and 1993, respectively.

13. LEASES AND          The Company conducts its operations from leased
    RELATED PARTY       facilities including land and buildings in Orlando and
    TRANSACTIONS        Fort Myers, Florida; Greer, South Carolina; and
                        Bakersfield and Roseville, California.  The Orlando
                        (excluding the corporate facility) facility is leased from the principal stockholders. The leases which are classified as operating leases, expire on various dates from 1994 through 2000 and include renewal options.

                        The Company also leases computer equipment which is included in property and equipment in the amount of $391,580. The lease, which is classified as a capital lease, expires in 2002, at which time the Company will have an option to purchase the computer equipment for a nominal amount.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        As of October 31, 1995, future minimum rental payments required under the capital lease and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                                           Capital        Operating
                                                                             Lease           Leases
                        1996                                             $  72,451       $  487,000
                        1997                                                79,037          420,000
                        1998                                                79,037          420,000
                        1999                                                79,037          308,000
                        2000                                                79,037           84,000
                        Thereafter                                         151,490                -

                        Total minimum lease payments                     $ 540,089       $1,719,000
                                                                                         ==========
                        Amount representing interest                      (161,682)
                                                                         ---------

                        Present value of minimum lease payments          $ 378,407
                                                                         =========

                        Rental expense under all operating leases was as follows:

                                                                                          Related
                                                                              Total       Parties
                        --------------------------------------------------------------------------
                        1995                                                615,800      $144,000
                        1994                                                401,775      $144,000
                        1993                                                357,400      $172,000
                        ==========================================================================

14.  COMMITMENTS        Concentration of Risk
     AND
     CONTINGENCIES      Due to the nature of its business and the volume of
                        sales activity, the Company accumulates, from time to time, bank balances in excess of the insurance provided by Federal and/or other insurance sources. At October
                        31, 1995, such excess balances totaled approximately
                        $4,580,000.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        Third-Party Financing

                        The Company uses third-party banks and/or finance companies to assist its customers in locating financing for vehicle purchases. The Company refers customers to one or more of these third-party financing sources and earns a referral fee if the third-party lender consummates a loan contract with the customer. These contracts represent third-party financing, and the Company provides no underwriting or credit approval services for the lender. The Company's referral fees are in fact a commission and are typically based upon the difference between the interest rate the customer pays under the contract with the lender and an interest rate designated by the lender. The Company does not service the collection of these loans or receivables either initially or in the future. The Company is charged back a pro rata amount of the commission by the lender if the loan does not reach maturity for various reasons such as foreclosure, refinancing or loan pay-off, if this amount exceeds reserves retained by the lender.

                        The Company records this commission income based upon the amount earned less allowances for chargebacks. In determining the allowance for chargebacks, the Company takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks associated with these loans. The Company estimates the probability for loan payoffs and estimates potential chargebacks to the Company related thereto. The Company also considers the current and future economic conditions, the effects of the change in consumer interest rates and the aging of all loans outstanding. The chargeback allowance was approximately $152,000 and $193,000 at October 31, 1995 and 1994,
                        respectively. Finance chargebacks were approximately $40,000, $588,000 and $111,000 for 1995, 1994 and 1993,
                        respectively.

15. FUTURE              The Company is required to adopt the provisions of
    ACCOUNTING          Statement of Financial Accounting Standards No. 123,
    CHANGE              ("SFAS No. 123"), Accounting for Stock Based
                        Compensation for or before its fiscal year ending
                        October 31, 1997. SFAS No. 123, among other things, requires certain added disclosures regarding the fair value of equity instruments, such as stock options, issued by

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        the Company. In addition, SFAS No. 123 encourages the recognition of expense for the fair value of equity instruments issued by the Company.

                        The Company has not yet determined whether the optional expense recognition provisions of SFAS No. 123 will be adopted, and therefore, the effects of adopting SFAS No. 123 cannot be determined.

                                 SCHEDULE VIII



             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

            FOR THE FISCAL YEARS ENDED OCTOBER 31, 1995, 1994, 1993



                                               Charges                            Other
                             Balance at        to cost         Charges           charges-         Balance
                             Beginning          and            to other         additions        at end of
Year Description             of Period        expenses         Accounts      (deductions)(a)     period(b)
------------------------------------------------------------------------------------------------------------
1995 Finance  Commissions
      Chargeback Reserves     $193,374         $ 39,858        $   - - -       $ (81,140)          $152,092

1994 Finance  Commissions
      Chargeback Reserves      603,244          339.476            - - -        (748,346)           193,374

1993 Finance  Commissions
      Chargeback Reserves      587,925          111,395            - - -         (96,076)           603,244
------------------------------------------------------------------------------------------------------------

(a)  Finance income chargebacks paid.
(b) Finance reserves balance includes an allowance for disputed chargeback claims of $343,465 for the year ended 1993.

                           ANNUAL REPORT ON FORM 10-K

                                    ITEM 11

                      CUMULATIVE TOTAL SHAREHOLDER RETURN

                      PERFORMANCE GRAPH AS OF OCTOBER 31,

                        1991, 1992, 1993, 1994 AND 1995

                                      FOR

              HOLIDAY RV SUPERSTORES, INC., THE S&P 500 INDEX, AND

               INDEX OF HOLIDAY RV SUPERSTORES, INC.'S PEER GROUP

                            DISCLOSURE REQUIRED FOR

                   ITEM 402(L) FOR FORM 10-K (ANNUAL REPORT)

                               PERFORMANCE GRAPH




         Here in displays a line graph plotting three (3) series of points, whereby the Y axis is the total cumulative shareholder return, and the X axis is the year, being 1990 through 1995.

The plotted points (cumulative shareholder return by year) are listed in the table below.


                      1990        1991        1992        1993         1994         1995
  ----------------------------------------------------------------------------------------
  RVEE               100.00       78.83      80.74       146.15        92.31       184.62
  ----------------------------------------------------------------------------------------
  S&P 500            100.00      133.50     146.79       168.72       175.25       221.58
  ----------------------------------------------------------------------------------------
  PEER GROUP         100.00       99.04      87.28       258.60       255.56       202.14
  ----------------------------------------------------------------------------------------


         The performance graph above illustrates the cumulative yearly shareholder return for the past five years, assuming a $100 investment on October 31, 1990, in (1) the Company; (RVEE) (2) The Standard and Poor's 500 composite index, assuming reinvestment of dividends; (3) a Company determined Market Capitalization Peer Group composite index, assuming reinvestment of dividends.

         The Peer Group consist of twenty publicly owned retail companies with similar market capitalization as Holiday RV Superstores, Inc., whose common stocks are traded on exchanges. The market capitalization criteria in determining a peer group was selected by the Company for shareholder return comparative purposes, as there is no published industry or line-of-business index comparable to the industry or line-of-business as that of the Company.

         The peer group consist of the following companies:

Audio King Corp., Brendles Inc., Eagle Holding Inc., Evans Inc., FFP Partners LP-CL, A., Foodarama Supermarkets, Harold's Stores Inc., Hills Department Stores Inc., Holiday RV Superstores, Inc., Huffman Koos Inc., Michaels (J.) Inc., Pubco Corp., Seaway Food Town Inc., Sound Advice Inc., Spec's Music Inc., Strober Organization Inc., Sunshine-Jr Stores, Uni-Marts Inc. CL A, Village Super Market CL A, Warehouse Club Inc.