Form 10-K/A
period 1995-10-31
HOLIDAY RV SUPERSTORES INC
filed 1996-01-26
CIK 822076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                F O R M  10 - K/A

                                 AMENDMENT 1


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of voting stock held by non-affiliates as of January 9, 1996, was approximately $7,577,000.

As of January 9, 1996, Holiday RV Superstores, Incorporated had outstanding 7,449,700 shares of Common Stock.


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

