Form 10-Q
period 1996-01-31
HOLIDAY RV SUPERSTORES INC
filed 1996-03-14
CIK 822076

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON DC  20549


                                  FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1996

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

                                  YES    X         NO
                                      -----           -----

     As of March 4, 1996, Holiday RV Superstores, Incorporated had outstanding 7,499,700 shares of Common Stock, par value $.01 per share.

                               TABLE OF CONTENTS

Item                                                               Page

                                    Part I

                             Financial Information




1. Financial Statements..........................................   3

   Consolidated Condensed Balance Sheets.........................   4

   Consolidated Condensed Statements of Income...................   5

   Consolidated Statement of Cash Flows .........................   6

   Notes to Consolidated Condensed Financial
          Statements ............................................   8

2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations.........................   9



                                   Part II

                              Other Information



6. Exhibits and Reports on Form 8-K..............................  13

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
             _____________________________________________________


                                     ASSETS




                                            01/31/96      10/31/95
                                           (Unaudited)
                                          ------------  ------------
CURRENT:
  Cash and cash equivalents                $ 2,320,075   $ 4,012,860
  Accounts receivable:
    Trade and contracts in transit           1,473,508     1,434,936
    Other                                      488,874       428,718
  Inventories                               24,096,288    19,396,069
  Refundable income taxes                       21,756        39,333
  Deferred income taxes                         49,000        49,000
                                           -----------   -----------
    TOTAL CURRENT ASSETS                    28,449,501    25,360,916

PROPERTY AND EQUIPMENT,
  less accumulated depreciation              4,219,821     3,947,401

OTHER ASSETS,
  principally covenant not to complete         378,341       408,480
                                           -----------   -----------

    TOTAL ASSETS                           $33,047,663   $29,716,797
                                           ===========   ===========

   See accompanying notes to the consolidated condensed financial statements.

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
             _____________________________________________________



                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                  01/31/96      10/31/95
                                                 (Unaudited)
                                                ------------  ------------
CURRENT LIABILITIES:
  Floor plan contracts                           $17,675,461   $13,966,923
  Accounts payable                                   688,720       901,911
  Customer deposits                                  309,764       101,661
  Accrued expenses                                   507,843       946,886
  Current portion of capital lease
    obligations                                       45,802        35,750
                                                 -----------   -----------

      TOTAL CURRENT LIABILITIES                   19,227,590    15,953,131


LONG TERM LEASE OBLIGATIONS
  less current portion                               380,143       342,657

DEFERRED INCOME TAXES                                  5,000         5,000


STOCKHOLDERS' EQUITY:
  Common stock $.01 par - shares authorized
    10,000,000; issued 7,465,000                      74,650        74,650
  Additional paid-in capital                       5,103,052     5,103,052
  Retained earnings                                8,347,926     8,340,177
  Less:
    Treasury stock, at cost, 15,300                  (18,193)      (18,193)
    Deferred compensation                            (72,505)      (83,677)
                                                 -----------   -----------


      TOTAL STOCKHOLDERS' EQUITY                  13,434,930    13,416,009
                                                 -----------    ----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                     $33,047,663   $29,716,797
                                                 ===========   ===========

   See accompanying notes to the consolidated condensed financial statements.

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
     __________________________________________________________________
                                  (Unaudited)


                                          THREE MONTHS ENDED
                                     01/31/96          01/31/95
                                   ------------      ------------

SALES & SERVICE REVENUE            $13,664,583       $15,533,669

COST OF SALES AND SERVICE           11,125,220        12,897,257
                                   -----------       -----------
  Gross Profit                       2,539,363         2,636,412

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES            2,225,851         2,186,085
                                   -----------       -----------

  Income from operations               313,512           450,327

INTEREST INCOME                         88,371            94,679
INTEREST EXPENSE                      (388,289)         (329,491)
                                   -----------       -----------

  Income before income taxes            13,594           215,515

INCOME TAXES                             5,845            83,835
                                   -----------       -----------
NET INCOME                         $     7,749       $   131,680
                                   ===========       ===========

EARNINGS PER SHARE
  OF COMMON STOCK                  $      0.00       $      0.02
                                   ===========       ===========

WEIGHTED AVERAGE NUMBER
OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS
OUTSTANDING                          7,512,000         7,400,500
                                   ===========       ===========

   See accompanying notes to the consolidated condensed financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES CONSOLIDATED CONDENSED
                          STATEMENTS OF CASH FLOWS
      ________________________________________________________________
                                  (Unaudited)




                                                            THREE MONTHS ENDED
                                                     1 /31/96                     1/31/95
                                                  -------------               --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                   $ 13,555,057                 $ 15,512,983
  Cash paid to suppliers and employees            (14,547,390)                 (16,440,358)
  Interest received                                    88,371                       94,679
  Interest paid                                      (357,259)                    (248,792)
  Income taxes paid                                   (21,900)                     (65,947)
                                                 ------------                  -----------
  Net cash used for operating activities           (1,283,121)                  (1,147,435)
                                                 ------------                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of  property, plant and equipment         (511,204)                     (12,399)
  Proceeds from the sale of equipment                 108,696                          ---
                                                 ------------                  -----------

Net cash used for investing activities               (402,508)                     (12,399)
                                                 ------------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations               (7,156)                        (609)
                                                  ------------                 -----------
  Net cash used for  financing activities              (7,156)                        (609)

  Net cash used for operating, investing
    and financing activities                       (1,692,785)                  (1,160,443)

  Cash and cash equivalents, beginning of year      4,012,860                    5,239,701
                                                 ------------                  -----------

CASH AND CASH EQUIVALENTS, END OF QUARTER        $  2,320,075                 $  4,079,258
                                                 ============                 ============

         See accompanying notes to the Consolidated Financial Statement

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONCLUDED)
   __________________________________________________________________________
                                  (Unaudited)



                                                             THREE MONTHS ENDED
                                                          1/31/96          1/31/95
                                                      -------------    -------------
RECONCILIATION OF NET INCOME TO NET CASH
  USED FOR  OPERATING ACTIVITIES:
  Net income                                          $     7,749       $  131,130
Adjustments to reconcile net income to net cash
  used for operating activities:
Depreciation and amortization                              90,907           99,106
Gain on disposal of property and equipment                (10,798)             ---
Cash provided by (used for):
  Accounts receivable                                     (98,728)         (20,686)
  Inventories                                          (4,787,989)      (3,153,575)
  Prepaid expenses                                         17,577           59,575
  Floor plan contracts                                  3,708,538        1,907,159
  Accounts payable                                       (213,191)        (141,717)
  Customer deposits                                       208,103          160,264
  Accruals                                               (205,289)        (188,691)
                                                     ------------      -----------

NET CASH USED FOR OPERATING ACTIVITIES               ($1, 283,121)     ($1,147,435)
                                                     =============     ===========

  See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 1995 The accompanying financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and intercompany eliminations necessary to summarize fairly the Company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for three months ended January 31, 1996 are not necessarily indicative of results to be expected for the Fiscal year.



NOTE 2.     INVENTORIES

Inventories are summarized as follows:



                      January 31, 1996  October 31, 1995
                      ----------------  ----------------
New Vehicles               $18,129,455       $14,307,290
New Marine                     639,731           511,044
Used Vehicles                3,929,027         3,273,885
Used Marine                     80,662            40,464
Parts and
Accessories                  1,317,413         1,263,386

                           -----------       -----------
                           $24,096,288       $19,396,069
                           ===========       ===========


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

FINANCIAL CONDITION AS OF  JANUARY 31, 1996 COMPARED TO JANUARY 31, 1995.

     The Company continued to maintain a strong financial position and high liquidity for the first quarter of Fiscal 96. Cash received from customers and cash paid to suppliers and employees decreased 13% and 12% respectively from the previous year due to a 12% decrease in revenue. Net cash used for operations was $1.28 million, slightly more than the previous year of $1.15 million.

     Net cash used for investing activities increased to $402,500 for the quarter as compared to $12,400 in the previous year, due to funding the new Bakersfield, California dealership construction.

     The net results on the Company's cash position from all activities was a decrease of $1.69 million as compared to a decrease of $1.16 million in the previous year, resulting in a cash position of $2.3 million as of January 31, 1996 as compared to $4.1 million as of January 31, 1995. The primary reason cash was $1.8 million less in 1996 as compared to 1995 was $1.2 million less cash at the beginning of the year for 1996 as compared to the beginning of the year for 1995.

     Net working capital deceased to $9.2 million as of January 31, 1996 compared to $9.4 million as of January 31, 1995.

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

     As of January 31, 1996 the Company had maximum borrowing under the floor plan contracts of $50 million of which approximately $35 million was not used. In addition, the Company has a $1 million credit facility available for financing the purchase of dealership real property. Management believes that during the next twelve months, cash generated by operating activities, and cash equivalents currently on deposit with financial institutions and financing currently available from floor plan financing companies will be sufficient for its capital and operating needs.

RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JANUARY 31, 1996 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1995.

     Sales and service revenue decreased 12% to $13.7 million from $15.5 million primarily due to a decrease in new vehicle sales. New vehicle dollar and unit sales decreased 17% and 15% respectively. The Company's management believes these decreases are a continuation of a national downward sales trend for new vehicles due to decreased consumer sentiment about the national economy. Furthermore, severe weather conditions adversly affected sales for some of the Company's dealerships, especially the California dealerships. Management expects this trend to continue into the remaining quarters of Fiscal 1996, but to lesser degree.

     Cost of sales, as a percent of revenue, decreased to 81.4% from 83.0%.

     Gross profit decreased 3.7% to $2.54 million from $2.64 million. As a percent of revenue, gross profit increased to 18.6% from 17.0% primarily due to an increase in the average gross profit per new vehicle sold, resulting from a companywide management focus on increasing gross profit on the sale of new vehicles.

     Selling, general and administrative (SG&A) expense increased 1.8% to $2.23 million from $2.19 million. As a percent of revenue, SG&A expenses increased to 16.3% from 14.1%. The increase in SG&A expense was primarily due to start up expense at the Company's new Las Cruces, New Mexico dealership. On a same store basis, SG&A decreased 3.6%.

     Income from operations decreased 30% to $313,500 from $450,300. As a percent of revenue, income from operations decreased to 2.3% from 2.9%.

     Interest income decreased to $88,400 from $94,700 due to the Company having less cash to invest. Interest expense increased 17.8% to $388,300 from $329,500 due to increased floor plan balances for new vehicle inventories resulting primarily from the addition of "highline" diesel powered, bus type RVs.

     Income before income taxes decreased 94% to $13,594 from $215,515. As a percent of revenue, income before income taxes decreased to 1% from 1.4%.

     The combined Federal and State income tax rate was 43% in Fiscal 96 compared to 38.9% in Fiscal 95. Income taxes for both periods varied from the Federal statutory rates due to state income taxes.

     Net income decreased 94% to $7,749 from $131,680. Net income, as a percent of revenue, decreased to 0.1% from 0.8%.

     Earnings per share decreased to 0 cents from 2 cents per share.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1995 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1994.

     Sales and service revenue increased 47% to $15.5 million from $10.5 million. The Company acquired selected assets from Venture Out, a California Corporation, on August 1, 1994, consisting primarily of the assets of two RV dealerships operating in Roseville (Sacramento) and Bakersfield, California. Revenues from these two dealerships accounted for $3.6 million of the increase. On a same store basis, sales and service revenue increased 13.1%. The revenue increase, on a same stores basis, was primarily due to increased sales of new recreational vehicles (RVs) reflecting continued growth in the demand for motorized RVs in the Company's primary markets, the Southeastern states.

     Cost of sales, as a percentage of revenue, decreased to 83.0% from 84.7%.

     Gross profit increased 63.4% to $2.6 million from $1.6 million. As a percent of revenue, gross profit increased to 17.0% from 15.3%. This increase was primarily due to gross profit from the acquired stores, accounting for $850,000 of the $1.0 million increase. On a same store basis, gross profit increased 13%, primarily due to increased sales of new RVs and increased net agency commission, up 52% as compared to Fiscal 95. The Company's management attributes the increase in commissions due to more competition among the lending institutions for the Company's referred customers, resulting in higher commissions to the company.

     Selling, general and administrative (SG&A) expenses increased 52% to $2.2 million from $1.4 million. As a percent of revenue, SG&A expenses increased to 14.1% compared to 13.6%. On a same store basis SG&A increased 3%, primarily as a result of marketing and personnel expenses associated with the increase in revenue.

     Income from operations increased 158% to $450,000 from $175,000. As a percent of revenue, income from operations increased to 2.9% from 1.7%.

     Interest income increased 87% to $95,000 from $51,000 due to a higher yield on funds invested. Interest expense increased 151% to $329,000 from $131,000 as a result of an increase in the average balance of floor plan contracts (accounting for approximately 77% of the increase expense) and an increase in the rate charged on the contracts (approximately 23% of the increase in the expense).

     Income before income taxes increased 129% to $216,000 from $94,000. As a percent of revenue, income before income taxes increased to 1.4% from 0.9%.

     The combined Federal and State income tax rate was 38.9% in Fiscal 95 compared to 37.5% in Fiscal 94. Income taxes for both periods varied from the Federal statutory rates due to state income taxes.

     Net income increased 124% to $131,680 from $58,802.   Net income, as a
percentage of revenue increased to 0.8% from 0.6%.

     Earnings per share increased to 2 cents from 1 cent.

                                    PART II

                               OTHER INFORMATION


     There is no information to report under Items 1, 2, 3,4 and 5 of Part II of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No exhibits are required to be filed by the Company with this report.

     The Company filed on Form 8-K, November 29, 1995, under Item 6, reporting the resignation from the Company's Board of Directors, of Mr. G. Lee FitzGerald. Mr. FitzGerald's resignation letter was included as an exhibit to the filing.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date                          HOLIDAY RV SUPERSTORES, INCORPORATED
----




March 12, 1996                /s/Newton C. Kindlund
                              ------------------------------------
                              Newton C. Kindlund, President,
                              Chief Executive Officer
                              Principal Executive Officer





March 12, 1996                /s/Joanne M. Kindlund
                              ------------------------------------
                              Joanne M. Kindlund,  Executive
                              Vice President-Administration,
                              Secretary/Treasurer
                              Principal Administrative Officer





March 12, 1996                /s/W. Hardee McAlhaney
                              ------------------------------------
                              W. Hardee McAlhaney, Vice President
                              Chief Financial Officer
                              Principal Financial and Accounting Officer