Form 10-Q
period 1996-04-30
HOLIDAY RV SUPERSTORES INC
filed 1996-06-11
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON DC  20549
                               ______________

                                 FORM 10-Q

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended April 30, 1996

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

         As  of   May 30, 1996, Holiday RV Superstores, Incorporated
      had outstanding 7,449,700 shares of Common Stock, par value $.01 per share.

                                TABLE OF CONTENTS

       Item                                                         Page

                                     Part I

                              Financial Information

      1. Financial Statements....................................     3

         Consolidated Condensed Balance Sheets  .................     3

         Consolidated Condensed Statements of Income ............     5

         Consolidated Condensed Statement of Cash Flows..........     6

         Notes to Consolidated Condensed Financial
               Statements........................................     8

      2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............     9



                                    Part II

                               Other Information


      4. Submission of Matters to a Vote of Securities Holders..     12


      6. Exhibits and Reports on Form 8-K.......................     12


                                     PART I

                              Financial Information

    Item 1.  Financial Statements


             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

             _____________________________________________________


                                    ASSETS
                                   ________

                                         04/30/96       10/31/95
                                        (Unaudited)
                                        ___________    ___________
    Current:
    Cash and cash equivalents         $  3,689,416   $  4,012,860
    Accounts receivable:
     Trade and contracts in transit      1,852,931      1,434,936
     Other                                 280,597        428,718
     Inventories                        23,556,922     19,396,069
     Refundable income taxes                  ----         39,333
     Deferred income taxes                  49,000         49,000
                                        __________     __________
          Total Current Assets        $ 29,428,866   $ 25,360,916

     Property and Equipment,
      less accumulated depreciation      4,328,152      3,947,401

     Other Assets,
      principally covenant
          not to compete                   366,047        408,480
                                        __________     __________
          TOTAL ASSETS                $ 34,123,065   $ 29,716,797

  See accompanying notes to the consolidated condensed financial statements.

          HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
          _____________________________________________________


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    ______________________________________

                                          04/30/96        10/31/95
                                         (Unaudited)
                                         -----------     -----------
  Current Liabilities:
      Floor plan contracts              $ 17,407,341    $ 13,966,923
      Accounts payable                     1,181,963         901,911
      Customer deposits                      264,988         101,661
      Accrued expenses                       742,866         946,886
      Current portion of capital lease
        obligations                           47,003          35,750
                                         ___________     ___________

         Total Current Liabilities        19,644,161      15,953,131

    Long Term Capital Lease Obligations      367,860         342,657
     less current portion

    Deferred Income Taxes                      5,000           5,000

    Stockholders' Equity:
     Common stock $.01 par -shares
      authorized 10,000,000;
      issued 7,465,000                        74,650          74,650
     Additional paid-in capital            5,103,052       5,103,052
     Retained earnings                     9,007,868       8,340,177
     Less:
      Treasury stock, at cost,
      15,300 shares                          (18,193)       (18,193)
      Deferred compensation                  (61,333)       (83,677)
                                          ___________    ___________

        Total Stockholders' Equity       $ 14,106,044   $ 13,416,009
                                           __________     __________
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY               $ 34,123,065   $ 29,716,797
                                          ===========     ===========

 See accompanying notes to the consolidated condensed financial statements.

            HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME

            _____________________________________________________
                               (Unaudited)

                              Three Months Ended        Six Months Ended

                             04/30/96    04/30/95     04/30/96     4/30/95
                           ___________  __________   __________   __________
 Sales & Service Revenue $ 25,922,459 $ 23,958,041 $ 39,587,042 $ 39,491,710

 Cost of Sales And
  Service                  21,663,210   19,874,279   32,788,430   32,771,536
                           ___________  __________   __________   __________
 Gross Profit               4,259,249    4,083,762    6,798,612    6,720,174

 Selling, General And
  Administrative Expenses   2,932,648    2,748,938    5,158,499    4,935,023
                           __________   __________   __________   __________
  Income from operations    1,326,601    1,334,824    1,640,113    1,785,151

 Interest Income               94,382       75,500      182,753      170,179
 Interest Expense             327,386      361,593      715,675      691,084
                           __________   __________   __________   __________
  Income before             1,093,597    1,048,731    1,107,191    1,264,246
  income taxes

 Income Taxes                 433,655      401,670      439,500      485,505
                           __________   __________   __________   __________
 Net Income              $    659,942 $    647,061 $    667,691  $   778,741
                           ==========   ==========   ==========   ==========
 Earnings Per Share
  of Common Stock        $       0.09 $       0.09 $       0.09  $      0.11
                           ==========   ==========   ==========   ==========
 Weighted Average
 Number of Common Stock and
 Common Stock Equivalents
 Outstanding                7,457,000     7,398,300     7,505,000  7,400,800
                           ==========    ==========    ========== ==========

   See accompanying notes to the consolidated condensed financial statements.

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            _______________________________________________________
                                   (Unaudited)

                                                 SIX MONTHS ENDED
                                                      APRIL 30
                                             1996              1995
                                        _____________      _____________
 Cash flows from operating activities:
  Cash received from customers          $ 39,319,985       $ 39,287,931
  Cash paid to suppliers and employees   (38,211,694)       (38,607,706)
   Interest received                         182,753            170,179
   Interest paid                            (712,307)          (610,217)
   Income taxes paid                        (420,016)          (348,684)
                                        ____________       ____________

   Net cash provided by (used for)
    operating activities                     158,721           (108,497)
                                        ____________       ____________

 Cash flows from investing activities:
  Purchase of real property                     ----            (546,490)
  Purchase of property,
    plant and equipment                     (461,972)            (38,121)
  Proceeds from the sale
    of rental fleet                             ----             175,350
                                        _____________      _____________
 Net cash used for
   investing activities                    (461,972)            (409,261)

 Cash flows from financing activities:  _____________      _____________
   Repayment of capital lease
     obligations                            (20,193)                ----
                                        _____________      _____________

 Net cash used for financing activities     (20,193)                ----

   Net cash used for operating,
     investing and financing activities    (323,444)            (517,758)

 Cash and cash equivalents, beginning
   of period                              4,012,860            5,239,701
                                       _____________        _____________
 Cash and cash equivalents,
   end of period                       $  3,689,416          $  4,721,943
                                       =============        =============

 See accompanying notes to the consolidated condensed financial statement.

            HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           _______________________________________________________
                                 (Unaudited)
                                                      SIX MONTHS ENDED
                                                           APRIL 30

                                                     1996          1995
                                                 ___________   ___________

 Reconciliation of net income to net cash provided by (used for) operating activities:

  Net income                                     $   667,691   $   778,741

  Adjustments to reconcile net income to net cash provided by (used for) operating activities:

  Depreciation and amortization                      192,129       169,622
  (Gain) loss on disposal of property and
   equipment and rental fleet                          2,817       (24,016)

      Cash provided by(used for):
        Accounts receivable                         (269,874)     (179,763)
        Inventories                               (4,160,853)   (1,385,905)
        Prepaid expenses                              39,333        93,187
        Other Assets                                   7,701         ----
        Floor plan contracts                       3,440,418       473,701
        Accounts payable                             280,052        (1,437)
        Customer deposits                            163,327       (31,420)
        Accruals                                    (204,020)       (1,207)
                                                   __________     __________

 Net cash provided by (used for) operating
   activities:                                   $   158,721    $ (108,497)
                                                   ==========     ==========

 See accompanying notes to the Consolidated Condensed Financial Statements.

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

 NOTE 1.

   The  unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include  all of the information and disclosures required by generally accepted accounting
 principles.   These  statements should be read in conjunction with the
 financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 1995. The accompanying financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company eliminations necessary to summarize fairly the Company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for three and six months ended April 30, 1996 are not necessarily indicative of results to be expected for the fiscal year.


 NOTE 2.   INVENTORIES

    Inventories are summarized as follows:

                        April 30, 1996       October 31, 1995
                        ______________       ________________
  New Vehicles           $17,763,506            $14,307,290
  New Marine                 600,356                511,044
  Used Vehicles            3,651,713              3,273,885
  Used Marine                100,634                 40,464
  Parts and Accessories    1,440,713              1,263,386
                         ____________          ____________
                         $23,556,922            $19,396,069
                        =============         =============

 NOTE: 3.  SUPPLEMENTAL CASH FLOW INFORMATION

    The change in inventory includes net non-cash transfers of rental vehicles from inventory in the amount of $364,532 for the six months ended April 30, 1995.

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

 MATERIAL CHANGES IN FINANCIAL CONDITION

   Certain current accounts, such as inventories and floor plan contracts, materially changed during the period. These changes are a result of normal seasonality of the business, except as discussed in the financial condition section of this report.

 Financial condition as of April 30, 1996 compared to April 30, 1995.

   The Company continued to maintain a strong financial position and high liquidity for the first six months of Fiscal 96. There were no significant changes in the net cash flows for operating, investing and financing
 activities.   Purchase of plant and equipment for the new Las Cruces,
 New Mexico dealership, and the relocation of the Bakersfield, California dealership in Fiscal 96, used $462,000, and the purchase of the real estate for Bakersfield, California dealership in Fiscal 95 used $546,000.

   Currently, there are no commitments for significant uses of cash for investing activities.

   The net result to the Company's cash position from all activities was a decrease of $323,000 resulting in a cash position of $3.7 million as of April 30, 1996 as compared to $4.7 million as of April 30, 1995.

   Net working capital decreased to $9.8 million as of April 30,1996 compared to $10.2 million as of April 30, 1995.

   The Company's principal long term commitments consist of obligations under operating leases. The Company also has a contingent liability to repay a portion of agency commission (referral fees) received principally from certain lending institutions whereby the Company referred customers to one or more third party financing sources and earned referral fees (agency commissions) if the lender consummated a loan contract with the customer. In some cases the Company is required to payback (chargeback) a pro rata amount of the referral fee to the lender if the loan does not reach maturity for various reasons such as foreclosure, refinancing, or loan pay-off, and only if the charge back amount exceeds reserves retained by the lender. The Company records agency commission income based upon the amount earned less allowances for chargebacks. In determining the allowance, the Company takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks associated with these loans. The Company estimates the probability for loan pay-offs and the potential chargebacks to the Company related thereto. The Company also considers current and expected future economic conditions, the effects of the change in customer interest rates and the aging of all customer loans outstanding when estimating potential chargebacks to the Company. Management expects the current allowance for chargebacks to be sufficient to repay this chargeback contingency and does not expect the ultimate liability to have a significant impact on the liquidity of the Company.

   As of April 30, 1996 the Company increased it's maximum borrowing availability, under the floor plan contracts, to $52 million, of which approximately $34 million was not used. This increase resulted from the addition of floor plan credit lines from two financial institutions. The Company's management strategy is to diversify its credit sources, and increase it's credit availability to finance future expansions or acquisitions. Management believes during the next twelve months, cash generated by operating activities, cash and cash equivalents currently on deposit with financial institutions and financing currently available from financing companies will be sufficient for its capital and operating needs.

 RESULTS OF OPERATIONS

   Results of operations for three months ended April 30, 1996 compared to the three months ended April 30, 1995.

   Sales and service revenue increased 8% to $25.9 million from $24.0 million. This increase was due to revenue from the new Las Cruces, New Mexico dealership which opened in October, 1995. On a same dealership basis, sales and service revenue decreased 5%, primarily as a result of a decline nationwide in the sale of new recreation vehicles (RVs). According to the Recreation Vehicle Industry Association (Reston, VA), towables and motorhome RV shipments to dealers has declined 6.2% for the three month period ended March, 1996.

   Gross profit increased 4% to $4.3 million from $4.1 million. As a percent of revenue, gross profit decreased to 16.4% from 17.0% primarily due to lower gross profits from the sale of new RVs.

   Selling, general and administrative (SG&A) expenses increased 7% to $2.93 million from $2.75 million due to the expenses of the new Las Cruces dealership. On a same dealership basis SG&A decreased 4%.

   Income from operations remained the same at $1.33 million.

   Income before income taxes increased 4% to $1,094,000 from $1,049,000. As a percent of revenue, income before income taxes decreased slightly to 4.2% from 4.4%.

   The combined Federal and State income tax rate was 39.7% in Fiscal 96 compared to 38.3% in Fiscal 95.

   Net  income  increased 2% to $660,000  from  $647,000.   As  a percent  of
 revenue, net income decreased slightly to  2.5%  from 2.7%.

   Earnings per share were the same for both periods, 9 cents.

 Results from operations for the six months ended April 30, 1996 compared to the six months ended April 30, 1995.

   Sales and service revenue increased slightly to  $39.6 million from  $39.5
 million.   On a same dealership basis, sales and service revenue decreased
 9%,  primarily as a result of a decline nationwide in the sale of RVs.

   Gross profit increased 1% to $6.8 million from $6.7 million. On a same dealership basis, gross profit decreased 11%. As a percent of revenue, gross profit increased to 17.2% from 17.0%. However, this percentage decreased in the quarter ended April 30, 1996, as compared to April 30, 1995 due to lower gross profits from the sale of new RVs. The Company's management expects this trend to continue through the remaining quarters of Fiscal 96 due to increased competition resulting from a nationwide decrease in the sale of new RVs.

   Selling, general and administrative (SG&A) expenses increased 4.5% to $5.2 million compared to $4.9 million as a result of the additional expenses for the new Las Cruces dealership which opened in October, 1995.
 On a same  dealership  basis,  SG&A decreased 5%.

   Income from operations decreased 8% to $1.63 million from $1.79 million. As a percent of revenue, income from operations decreased to 4.1% from 4.5%.

   Income before income taxes decreased 12.4% to $1,107,000 from $1,264,000. As a percent of revenue, income before income taxes decreased to 2.8% from 3.2%.

   The combined Federal and State income tax rate was 39.7% in Fiscal 96 compared to 38.4% in Fiscal 95.

   Net income decreased 14.3% to $667,691 from $778,741. Net income, as a percent of revenue decreased to 1.7% from 2.0%.

   Earnings per share decreased to 9 cents from 11 cents.

                                   PART II

                              OTHER INFORMATION


   There is no information to report under Items 1, 2, 3 and 5 of Part II of this report.

 Item 4.  Submission of  Matters to a Vote of Security Holders

   At the Annual Meeting of Shareholders held May 20, 1996 the following individuals were elected to the board of Directors:

     Paul G. Clubbe                     Joanne M. Kindlund
     Roy W. Parker                      Newton C. Kindlund
     Harvey M.. Alper                   W. Hardee McAlhaney
     James P. Williams


   A resolution was unanimously adopted to continue the engagement of the accounting firm of BDO Seidman, LLP as Independent Certified Public Accountant for the Company for the Fiscal Year ending October 31, 1996.

   The company did not solicit proxies for the meeting. A total of 4,491,930 shares of Common Stock were represented and voted at the meeting.

 Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   No  exhibits are required to be filed by the Company with this report.

   The Company filed no report on Form 8-K for the three months ended April 30, 1996.

                                  Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date                     HOLIDAY RV SUPERSTORES, INCORPORATED


 June 6, 1996                      /s/ Newton C. Kindlund
                                   _____________________________
                                   Newton C. Kindlund, President
                                   Chief Executive Officer
                                   Principal Executive Officer


 June 6, 1996                      /s/ W. Hardee McAlhaney
                                   ___________________________________
                                   W. Hardee McAlhaney, Vice President
                                   Chief Financial Officer
                                   Principal Financial and Accounting Officer