Form 10-Q
period 1996-07-31
HOLIDAY RV SUPERSTORES INC
filed 1996-09-10
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
                          	WASHINGTON DC  20549
	                            _______________

  	                             FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 	OF THE SECURITIES EXCHANGE ACT OF 1934

                	For the Quarterly period ended July 31, 1996

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

                               	(407) 363-9211

     	Indicate by check mark whether the registrant (1) has filed all reports by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was re-quired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES    X   			NO

      	As of August 26, 1996, Holiday RV Superstores, Incorporated had out-standing 7,449,700 shares of Common Stock, par value $.01 per share.

                              	TABLE OF CONTENTS

 Item                                                                  	Page

                                   	Part I

                             Financial Information

 	1.	Financial Statements................................................ 3

    	Consolidated Condensed Balance Sheets ...............................3

    	Consolidated Condensed Statements of Income .........................5

     Consolidated Condensed Statement of Cash Flows.......................6

    	Notes to Consolidated Condensed Financial
	         	Statements ...................................................	8

  2.	Management's Discussion and Analysis of Financial
	         	Condition and Results of Operations ..........................	9



                              	Part II

                         	Other Information


  4.	Submission of Matters to a Vote of Securities Holders.............. 12


  6. Exhibits and Reports on Form 8-K....................................12

                                                                          2

                               	PART I

                        	Financial Information

 Item 1.  Financial Statements


             	HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                    	CONSOLIDATED CONDENSED BALANCE SHEETS
    	   _________________________________________________________________


                                ASSETS
                               --------

                                           07/31/96           10/31/95
                                          (Unaudited)
                                          ___________       __________


  Current:
     Cash and cash equivalents           $  5,269,258     $  4,012,860
     Accounts receivable:
       Trade and contracts in transit       1,217,675        1,434,936
       Other                                  223,489          428,718
     Inventories                           21,278,081       19,396,069
     Refundable income taxes                     ----           39,333
     Deferred income taxes                     49,000           49,000
                                         ____________       __________

       Total Current Assets                28,037,503       25,360,916


     Property and Equipment,
       less accumulated depreciation        4,261,710        3,947,401

     Other Assets,
       principally covenant not to compete    348,736          408,480
                                          ___________      ___________

          TOTAL ASSETS                   $ 32,647,949     $ 29,716,797
                                         ============     ============

   See accompanying notes to the consolidated condensed financial statements.

                                                                           3

          	HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
	                   CONSOLIDATED CONDENSED BALANCE SHEETS
	     __________________________________________________________________



                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                             07/31/96            10/31/95
                                            (Unaudited)
                                            ___________         __________

 Current Liabilities:
   Floor plan contracts                    $ 15,978,786        $ 13,966,923
   Accounts payable                             989,397             901,911
   Customer deposits                            225,107             101,661
   Accrued expenses                             604,681             946,886
   Current portion of capital
        lease obligations                        48,394              35,750
                                            ___________         ___________
     Total Current Liabilities               17,846,365          15,953,131

 Long Term Capital Lease Obligations
   less current portion                         355,077             342,657


 Deferred Income Taxes                            5,000               5,000


 Stockholders' Equity:
   Common stock $.01 par - shares authorized
     10,000,000; issued 7,465,000                74,650              74,650
   Additional paid-in capital                 5,103,052           5,103,052
   Retained earnings                          9,332,159           8,340,177
   Less:
     Treasury stock, at cost, 15,300 shares     (18,193)           (18,193)
     Deferred compensation                      (50,161)           (83,677)
                                             ___________         __________
       Total Stockholders' Equity             14,441,507         13,416,009
                                             ___________         __________

  TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                   $ 32,647,949       $ 29,716,797
                                            ============       ============

   See accompanying notes to the consolidated condensed financial statements.

                                                                          4

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           __________________________________________________________________
                                    (Unaudited)

				                          Three Months Ended		        Nine Months Ended
                            07/31/96     07/31/95      07/31/96     07/31/95
                           __________   ___________   __________   __________

 Sales & Service Revenue $ 18,498,279 $ 17,549,343   $ 58,085,32 $ 57,041,053


 Cost of Sales And Service 15,094,331   13,848,153     47,882,761  46,619,689
                           __________   __________     __________  __________

   Gross Profit             3,403,948    3,701,190     10,202,560  10,421,364


 Selling, General And
   Administrative Expenses  2,566,271    2,606,670       7,724,770  7,541,693
                           __________   __________      __________  _________

   Income from operations     837,677    1,094,520       2,477,790  2,879,671

   Interest Income             90,897      106,161         273,650    276,340
   Interest Expense           389,783      318,162       1,105,458  1,009,246
                           __________   __________      __________ __________

 Income before income
   taxes                      538,791      882,519       1,645,982  2,146,765

 Income Taxes                 214,500      339,419         654,000    824,924
                           __________   __________      __________ __________

  Net Income             $    324,291  $   543,100     $   991,982 $1,321,841
                          ===========   ==========      ==========  =========

  Earnings Per Share
    of Common Stock       $      0.04  $      0.07     $      0.13  $    0.18
                           ==========   ==========      =========== =========

  Weighted Average Number
  of Common Stock and
  Common Stock Equivalents
  Outstanding               7,500,500    7,398,300       7,549,000  7,400,800
                            =========    =========       =========  =========

   See accompanying notes to the consolidated condensed financial statements.

                                                                           5

                HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            _______________________________________________________________
                                      (Unaudited)

	  							                                           NINE MONTHS ENDED
                                     						               JULY 31
                                                     1996          1995
                                                ____________   ____________
 Cash flows from operating activities:
   Cash received from customers                 $ 58,549,993   $ 56,111,319
   Cash paid to suppliers and employees         ( 55,229,353)  ( 54,726,494)
   Interest received                                 273,650        276,340
   Interest paid                                  (1,096,498)      (935,723)
   Income taxes paid                                (701,246)      (880,784)
                                                ____________   ____________

    Net cash provided by operating activities      1,796,546        344,658
                                                ____________   ____________

 Cash flows from investing activities:
   Purchase of real property                           -----       (806,935)
   Purchase of property, plant and equipment        (506,888)       (78,363)
   Proceeds from the sale of rental fleet              -----        362,945
                                                 ___________   ____________
 Net cash used for
   investing activities                             (506,888)      (522,353)
                                                 ___________   ____________
 Cash flows from financing activities:
   Repayment of capital lease obligations            (33,260)         -----
                                                 ___________   ____________

   Net cash used for financing activities            (33,260)         -----


  Net cash provided by (used for) operating,
  investing and financing activities               1,256,398      (177,695)


 Cash and cash equivalents, beginning of period    4,012,860     5,239,701
                                                 ___________   ___________

 Cash and cash equivalents, end of period       $  5,269,258   $ 5,062,006
                                                 ===========     ==========

   See accompanying notes to the consolidated condensed financial statement.

                                                                           6

          HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
     ___________________________________________________________________
                                (Unaudited)
									                                              NINE MONTHS ENDED
								     	                                             	JULY 31
                                                      1996            1995
                                                    __________    __________

<CAPTIONS>
  Reconciliation of net income to net cash provided by operating activities:

    Net income                                      $  991,982   $ 1,321,841

  Adjustments to reconcile net income to net cash provided by (used for) operating activities:

    Depreciation and amortization                      293,899       222,224
    (Gain) loss on disposal of property and equipment
     and rental fleet                                   42,182       (49,969)


       Cash provided by (used for):
        Accounts receivable                            422,490      (379,765)
        Inventories                                 (1,882,012)     (215,063)
        Prepaid expenses                                39,333        92,628
        Other Assets                                     8,082          ----
        Floor plan contracts                         2,011,863       423,469
        Accounts payable                                87,486       (11,356)
        Customer deposits                              123,446       (12,026)
        Accruals                                       (342,20)     (223,099)

                                                    __________    __________

 Net cash provided by  operating activities:       $ 1,796,546   $   344,658
                                                    ==========    ==========

   See accompanying notes to the consolidated condensed financial statements.

                                                                           7

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

 NOTE 1.

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K
 for the year ended October 31, 1995.   The accompanying financial statements
 have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company eliminations necessary to summarize fairly the Company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for three and nine months ended July 31, 1996 are not necessarily indicative of results to be expected for the fiscal year.


 NOTE 2.	INVENTORIES

  	Inventories are summarized as follows:

                                  July 31, 1996            October 31, 1995
                                  _____________            ________________
 New Vehicles                      $16,118,411                 $14,307,290
 New Marine                            546,792                     511,044
 Used Vehicles                       3,128,444                   3,273,885
 Used Marine                           106,447                      40,464
 Parts and Accessories               1,377,987                   1,263,386
                                   -----------                 -----------
                                   $21,278,081                 $19,396,069
                                   ===========                 ===========

 NOTE: 3.   	SUPPLEMENTAL CASH FLOW INFORMATION

   The change in inventory includes net non-cash transfers of rental vehicles from inventory in the amount of $208,232 for the nine months ended
 July 31,1995.

                                                                           8

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

 Financial condition as of  July 31, 1996 compared to July 31, 1995.

     	The Company continued to maintain a strong financial position and high liquidity for the first nine months of 96. Net cash provided by all activities was $1.2 million in 96 compared to use of $177,000 in 95.
 This net increase in cash was primarily the result of two operating activities; (1) a decrease in accounts receivable resulting from lower contracts in transit (receivables from lending institutions financing the Company's customer purchases of RV's), and (2) no increase in used inventories using the company's cash. As a result of these two operating activities not requiring the Company's cash, the Company was able to overcome a $330,000 decrease in net income and increased it's net cash provided by operating activities by $1.7 million.

     	Investing activities, including the purchase of plant and equipment for the new Las Cruces, New Mexico dealership, and the completion of construction and relocation of the dealership in Bakersfield California, used $500,000 cash in 96. In 95 investing activities used approximately the same amount of cash resulting from $880,000 used for the purchase and construction of Bakersfield, offset by $360,000 cash provided by the liquidation of the Company's rental fleet.

     	The net effect to the Company's cash position from all activities was an increase of $1.2 million in 96 resulting in an cash position of $5.2 million as of July 31, 1996.

     	Net working capital decreased slightly to $10.2 million as of July 31, 1996 compared to $10.5 million as of July 31, 1995.

     	The Company's principal long term commitments consist of obligations under operating leases. The Company also has a contingent liability to repay a portion of agency commission (referral fees) received principally from certain lending institutions whereby the Company referred customers to one or more third party financing sources and earned referral fees (agency commissions) if the lender consummated a loan contract with the customer.
 In some cases the Company is required to pay back (chargeback) a pro rata amount of the referral fee to the lender if the loan does not reach maturity for various reasons such as foreclosure, refinancing, or loan pay-off, and only if the charge back amount exceeds reserves retained by the lender. The Company records agency commission income based upon the amount of earned less allowances for chargebacks. In determining the allowance, the Company takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks associated with these loans. The Company estimates the probability for loan payoffs and the potential charge-backs to the Company related thereto. The Company also considers current and expected future economic conditions, the effects of the change in customer interest rates and the aging of all customer loans outstanding when

                                                                          9
 estimating potential chargebacks to the Company. Management expects the current allowance for chargebacks to be sufficient to repay this chargeback contingency and does not expect the ultimate liability to have a significant impact on the liquidity of the Company.

     	As of July 31, 1996 the Company increased it's maximum borrowing avail-ability, under the floor plan contracts, with five financial companies, totaling $52 million, of which approximately $36 million was not used. The Company's management strategy is to diversify its credit sources and increase it's credit availability to finance future expansions or acquisitions. Management believes during the next twelve months, cash generated by operating activities, cash and cash equivalents currently on deposit with financial institutions and financing currently available from financial companies will be sufficient for its capital and operating needs.

 RESULTS OF OPERATIONS

     	Results of operations for three months ended July 31, 1996 compared to the three months ended July 31, 1995.

     	Sales and service revenue increased 5.4% to $18.5 million from $17.6 million. This increase was due to revenue from the new Las Cruces, New Mexico dealership which opened in October, 1995. On a same dealership basis, sales and service revenue decreased 10% primarily due to changes in key management positions at three of the Company's largest dealerships. Changes in key management at dealerships performing well typically have an adverse effect on the revenue and profitability of the dealership.

     	Gross profit decreased 8% to $3.4 million from $3.7 million. As a percent of revenue gross profit decreased to 18.4% from 21.1%. On a same dealership basis, gross profit decreased 22%. These decreases were due to lower gross profit for all revenue sources with new and used RV sales having the greatest impact.

     	Selling, general and administrative (SG&A) expenses decreased 1.5% to $2.57 million from $2.61 million. On a same dealership basis SG&A decreased 14% due to decreased expenses associated with lower revenues.

     	Income from operations decreased 24% to $838,000 from $1.1 million. As a percent of revenue, income from operations deceased to 4.5% from 6.2%.

     	Interest expense increased 23% to $390,000 from $318,000, primarily due to interest expense for inventory at the new Las Cruces dealership.

     	Income before income taxes decreased 39% to $ 539,000 from $883,000. As a percent of revenue, income before income taxes decreased to 2.9%
 from 5.0%.

     	The combined Federal and State income tax rate was 39.8% in Fiscal 96 compared to 38.5% in Fiscal 95.

                                                                         10

     	Net income decreased 40% to $324,000 from $543,000. As a percent of revenue, net income decreased to 1.8% from 3.1%.

     	Earnings per share decreased to 4 cents from 7 cents.

 Results from operations for the nine months ended July 31, 1996 compared to the nine months ended July 31, 1995.

     	Sales and service revenue increased 2% to $58.1 million from $57.0 million due to revenue from the new Las Cruces, New Mexico dealership opened October, 1995. On a same dealership basis, sales and service revenue declined 9%, primarily due to changes in key management positions at three of the Company's largest dealerships. Changes in key management at dealer-ships performing well typically have an adverse effect on the revenues and profitability of the dealerships. The Company's management has either replaced or is currently replacing all vacant dealership key management positions and expects improved revenue as a result. However, the Company's management does not expect the new managers to have a positive effect on the Company's revenue and net profit until first quarter, Fiscal 97.

     	Gross profit decreased 2% to $10.2 million from $10.4 million. As a percent of revenue, gross profit decreased to 17.6 % from 18.3%. On a same dealership basis, gross profit decreased 15%. These decreases were due to lower gross profit for all revenue sources with new and used RV sales having the greatest impact.

     	Selling, general and administrative (SG&A) expenses increased 2.0% to $7.7 million from $7.5 million. As a percent of revenue, SG&A decreased slightly to 13.2% from 13.3%. On a same dealership basis, SG&A decreased
 8% due to decreased expenses associated with lower revenue.

     	Income from operations decreased 14% to $2.5 million from $2.9 million. As a percent of revenue, income from operations decreased to 4.3% from 5.0%.

     	Interest expense increased 10% to $1.1 million from $1.0 million, primarily due to interest expense for inventory at the new Las Cruces dealership.

     	Income before income taxes decreased 23% to $1.65 million from $2.15 million. As a percentage of revenue, income before income taxes decreased to 2.8% from 3.8%.

     	The combined Federal and State income tax rate was 39.7% in Fiscal 96 combined Federal and State income tax rate was 39.7% in Fiscal 96 compared to 38.4% in Fiscal 95.

     Net income decreased 25% to $992,000 from $1.3 million. As a percent of revenue, net income decreased to 1.7% from 2.3%.

     Earnings per share decreased to 13 cents from 18 cents.

                                                                          11

                                PART II

                           OTHER INFORMATION


     There is no information to report under Items 1,2,3 and 5 of Part II of this report.

 Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held May 20, 1996 the following individuals were elected to the Board of Directors:

          Paul G. Clubbe                 Joanne M. Kindlund
          Roy W. Parker                  Newton C. Kindlund
          Harvey M. Alper                W. Hardee McAlhaney
          James P. Williams

     A resolution was unanimously adopted to continue the engagement of the accounting firm BDO Seidman, LLP as Independent Certified Public Accountant for the Company for the Fiscal Year ending October 31, 1996.

     The company did not solicit proxies for the meeting. A total of 4,491,930 shares of common stock were represented and voted at the meeting.

 Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No exhibits are required to be filed by the Company with this report.

     The Company filed no report on Form 8-K for the three months ended July 31, 1996.

                                                                          12

                                  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 Date                              HOLIDAY RV SUPERSTORES, INCORPORATED



 September 10, 1996                /S/ W. Hardee McAlhaney
                                   ___________________________________
                                   W. Hardee McALhaney, Vice President
                                   Chief Financial Officer
                                   Principal Financial and Accounting Officer



