Form 10-K405
period 1996-10-31
HOLIDAY RV SUPERSTORES INC
filed 1997-01-28
CIK 822076

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996
                                     or
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-16448

                      HOLIDAY RV SUPERSTORES, INCORPORATED

IRS Employer Id No.      Sand Lake West Executive Park   State of Incorporation:
   59-1834763               7851 Greenbriar Parkway               Florida
                             Orlando, Florida 32819
                                 (407) 363-9211


          Securities registered pursuant to Section 12(b) of the Act:

                                    - None -

          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes     No
                                          ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates as of January 16, 1997, was approximately $5,025,000.

As of January 16, 1997, Holiday RV Superstores, Incorporated had outstanding 7,435,700 shares of Common Stock.


                      (See page 35 for index of exhibits)

                               TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
                                    PART I

 1. Business ...............................................................  3

 2. Properties .............................................................  9

 3. Legal Proceedings ...................................................... 11

 4. Submission of Matters to a Vote of
    Security Holders ....................................................... 11

                                   PART II

 5. Market for Registrant's Common Equity and
    Related Stockholder Matters ............................................ 12

 6. Selected Financial Data ................................................ 13

 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operation ..................................... 15

 8. Financial Statements and Supplementary Data ............................ 22

 9. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure .................................... 22

                                   PART III

 10. Directors and Executive Officers of the Registrant .................... 23

 11. Executive Compensation ................................................ 26

 12. Security Ownership of Certain Beneficial Owners and Management ........ 32

 13. Certain Relationships and Related Party Transactions .................. 34

                                   PART IV

 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...... 35

                                     PART I


ITEM 1. BUSINESS


GENERAL

         The Registrant ("Company") is a multi-store retail chain engaged in the retail sales and service of recreation vehicles ("RVs) and recreation boats. The Company currently operates eight sales and service dealerships, one in the heart of the Walt Disney World tourist area in Orlando, Florida, two in the Gulf Coast tourist areas of Tampa and Ft. Myers, Florida, one in Atlanta, Georgia adjacent to Interstate 75, one in Greer, South Carolina adjacent to Interstate 85, two in California's central valley cities of Sacramento and Bakersfield and one adjacent to Interstate 10 in Las Cruces, New Mexico.

         All dealerships offer a full line of both new and used recreation vehicles and maintain full parts and service facilities, body repair shops and are equipped to repair virtually any type of recreational vehicle. The Greer and Las Cruces dealerships sell and service boats and related marine products.

RECREATIONAL VEHICLE INDUSTRY

         The recreation vehicle industry is approximately a $14.5 billion dollar a year industry in the United States, (Recreational Vehicle Industry Association, "RVIA", Reston, Virginia), catering to the travel and leisure-time needs of the general public through the sale and service of recreation vehicles. According to the RVIA, (RV NEWS, November 1996) 475,200 new RVs were shipped by manufacturers to dealers in 1995 compared to 518,800 RVs in 1994 and 420,200 in 1993. Industry shipment peaked in 1976 through 1978 with 526,000 to 534,000 units.

         One in ten American families own a recreation vehicle in the United States, and over 20,000 public and privately owned campgrounds operate nationwide, according to the RVIA, (RV TRADE DIGEST, October, 1992). There are over 9 million RVs on the road and an estimated 25 million Americans travel in RVs (RVIA). According to the US Census Bureau, there were 2,648 RV dealers in the U.S. in 1992 (RVDA News, September 1995).

         The types of recreation vehicles sold by the company consist primarily of travel trailers and fifth wheels, designed to be towed by another vehicle, and motorized self-propelled units, built on automotive chassis (motorized vehicles).

         Towable recreation vehicles consist of travel trailers, including fifth wheel travel trailers, folding camping trailers and truck campers (a recreation camping unit designed to be loaded on to, or affixed to, the bed or chassis of a truck). Motorized recreation vehicles consist of conventional motor homes (Class "A"), van campers (Class "B"), mini motor homes, low profile motor homes and compact motor homes (all referred to as Class "C") and van conversions.

Class "A" motor homes are constructed by the recreation vehicle manufacturer on chassis that already have the engine and drive components. Van campers (Class "B") are panel type vans to which the recreation vehicle manufacturer adds sleeping facilities, kitchen and toilet facilities, fresh water storage, 110 volt hook up and other items. Class "C" units are built on an automotive manufactured van frame with an attached cab section, or on an automotive manufactured cab and chassis. The recreation vehicle manufacturer completes the body section containing the living area and attaches it to the cab section. For the van conversion, the recreation vehicle manufacturer modifies a completed van chassis aesthetically or decoratively in appearance for transportation and recreational purposes.

         Currently, there are many manufacturers of both towable and motorized recreation vehicles. Although there are several sources for manufactured conventional vans including Ford, GMC, and Chrysler, Japanese imports and other foreign manufacturers, there are only four major manufacturers in the United States supplying chassis with engine and drive components to the recreational vehicle manufacturers: General Motors Company, Ford Motor Company, Oshkosh Truck Corporation and Spartan Motors Corporation. General Motors Company is the largest supplier of chassis to RV manufacturers.

         Fuel consumption for motorized recreation vehicles has improved substantially over the last several years. Diesel engines are growing in popularity over gasoline engines, primarily in the larger vehicles.

INDUSTRY OUTLOOK

         The long term prospects for the recreation vehicle industry appear to be bright, according to the Second Annual Recreation Vehicle Outlook, (September, 1996), published by the CIT Group/Sales Financing, Inc. Based on the projected demographics of the U.S. population, the 45-54 year old group is now the fastest growing segment of the population. By 1999 this group will exceed 35 million people, and the second fastest growing segment is the 55-64 year old group which will exceed 23 million by 1999. According to the Outlook, assuming a constant ownership rate, population trends alone will add over one million households annually to the RV lifestyle, as the baby boomers (born 1946-1964) turn 50. The CIT Outlook concludes this generation represents an enormous opportunity if their lifestyles tend to follow the lifestyles of their parents. To some degree, the Company's growth is dependent upon the baby boomers turning 50 and adopting the lifestyles of their parents. If this trend does not develop, the Company's potential growth may be curtailed.

         The RV industry has recognized the baby boomers opportunity and has plans to embark, in the spring of 1997, on a highly publicized market expansion program aimed at showing the lifestyle appeal of RVing to the baby boomers.


MARKETING

         ADVERTISING AND PROMOTIONS. The Company has a year around advertising campaign utilizing newspaper, direct mail, billboards, yellow pages, and consumer magazine advertising.

The advertising program is supplemented by on-lot promotions and off-lot consumer shows, organized by trade groups and private companies, primarily during the peak selling season. The Company participates in 25 to 30 consumer RV shows annually, attended by up to 40,000 consumers each. Smaller product shows are also promoted by the company at RV parks where by existing RV owners are targeted for "trade-ups" selling opportunities. The Company utilizes the services of a professional marketing firm to assist in implementing their advertising and promotion campaign.

         The Company's management believes that the Company was the first recreation vehicle retailer to promote sales through a national tele-marketing sales program. The Company promotes several recreation vehicle clubs and rallies for owners and prospective owners of recreation vehicles.

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

RETAIL OPERATIONS

         The Company, previously Holiday of Orlando, Inc., was incorporated in July 1978, in the State of Florida. In 1984, a second retail center was opened in Tampa, Florida, to sell and service new and used RVs. In 1988, the Company opened three new sales and service retail centers, one in Ft. Myers, Florida, one in Jacksonville, Florida and the third in Atlanta, Georgia. The Atlanta retail center operates as Holiday RV Superstores of South Atlanta, Inc.

         In February 1990, the Company formed Holiday RV Superstores of South Carolina, Inc. which acquired an existing retail center in Greer, South Carolina formally, operating as Ledford's RV and Marine World.

         From October, 1992 through January 1993 the Company operated a temporary sales location in Homestead, Florida, marketing travel trailers to the victims of Hurricane Andrew needing temporary housing. In December of 1992, the Jacksonville, Florida dealership was closed.

         In January 1994, the Company formed Holiday RV Superstores West, Inc. which acquired two existing retail centers located in Bakersfield and Roseville (Sacramento), California, formerly operating as Venture Out, and an office location in Campbell, California. The Campbell office closed in November, 1995.

         In September 1995, the Company formed Holiday RV Superstores of New Mexico, Inc. which acquired a vacant RV retail facility in Las Cruces, New Mexico. The retail center began operations in November of 1995.

         The Company currently markets approximately 40 brands of recreational vehicles and 10 brands of recreational boats. The Company purchases 76% or more of its new recreational vehicles from Fleetwood Enterprises Inc., and Thor Industries, Inc. In addition, the Company sells new recreational vehicles and recreational boats purchased from a number of other manufacturers including Winnebago Industries, Forest River, Inc., and Bayliner Marine Corporation. In the opinion of management, the loss of any one brand of new recreational vehicle would not materially affect the Company. However, the loss of all the brands sold by either of the two largest manufacturers, i.e. Fleetwood Enterprises, Inc., or Thor Industries, Inc., would have a material effect on the Company's sales. The Company's management feels the loss of all brands from either of these two manufacturers to be highly unlikely. Dealer representation decisions for Fleetwood Enterprises, Inc. and Thor Industries, Inc. manufactured brands are made at the manufacturer's plants on a brand-by-brand basis, rather than centrally at each respective company's corporate headquarters.

         Detailed information on all vehicles, boats and parts inventory at each retail center, is maintained in the Company's computerized database. Management at each retail center has "real time" access to this information at anytime for any dealership owned by the Company.

MANUFACTURERS REPURCHASE AGREEMENTS TO COMPANY'S FLOOR PLAN CREDITORS

         Substantially all new vehicles and boats held in inventory for sale are pledged as security under floor plan contracts with financial institutions. Under such contracts, the sale of a pledged vehicle to a consumer requires payment to the lender of the amount attributable to such vehicle under the floor plan contract. Manufacturers have their respective repurchase agreements in force with the financial institutions with limited repurchase indemnification to the lenders against any Company default under the floor plan contracts.

SERVICE AND PARTS

         The Company maintains fully equipped service facilities equipped to handle virtually any type of recreation vehicle. The Company is a factory designated chassis warranty service center for Gillig, Chevrolet Division of General Motors, and Oshkosh, who reimburse the Company for such warranty services. The Greer and Las Cruces facilities are fully equipped to repair all brands of boats and motors it sells.

         The Company's service facilities are equipped to make engine and drive train repairs, as well as repairs to refrigerators, ovens and ranges, air conditioning systems, plumbing and electrical systems of each recreational vehicle it sells. In addition, the Company is an authorized service center for most manufacturers of recreational vehicle components, including generators, roof air conditioners, refrigerators, heaters, ovens and ranges (including microwave ovens), hot water heaters, toilets, furnaces, furniture, ice makers, awnings, TV antennas, metal framing, water pumps, hitches, suspension systems, brakes, windows and axles used in recreational vehicles. The Company's service and repair facilities are also used by commercial customers, including Sea World, Walt Disney World, and Universal Studios.

         The Company maintains service agreements with those companies whose new recreational vehicles and marine products it sells. These service agreements allow the Company to purchase parts and obtain technical assistance needed to repair and service vehicles, boats and equipment manufactured by these companies. The Company also has a supply of propane gas for resale at all locations.

         The parts departments of each retail center supports the Company's sales and service functions. In addition, each retail center stocks accessory items, usually sold to recreation vehicle owners, and maintains a computerized point-of-purchase inventory control and customer tracking system. The Greer and Las Cruces centers maintain inventories of marine parts and accessories for marine products sold.


PRINCIPAL PRODUCTS AND SERVICES

         The Company's principal products and services for the last three years are listed below, by major revenue source, as a percentage of total revenue.

       Principal Products or Services as a Percentage of Total Revenue

                                    Fiscal Year

         Principal Product or Service              1996      1995      1994
         ----------------------------              ----      ----      ----
         New Recreation Vehicles and Marine        61.2%     61.8%     61.8%
         Used Recreation Vehicles and Marine       25.7      24.6      25.7
         Service, Parts and Accessories             9.3       9.5       8.6
         Other, Net                                 3.8       4.1       3.9
                                                  -----     -----     -----

         Total Revenue                            100.0%    100.0%    100.0%
                                                  =====     =====     =====


EMPLOYEE RELATIONS

         As of October 31, 1996 and 1995, the Company had 202 and 182 full time employees, respectively. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company's management considers its relations with employees to be good. The Company maintains internal training programs at every level and has a well developed internal quality control program and customer satisfaction feedback system for all its dealerships. The Company maintains a nation-wide recruitment program for sales, service and management personnel. Support personnel are usually hired from the local labor force. Factory training programs are available to the employees of the Company and the Company generally takes full advantage of these programs by sending its employees to manufacturer supervised schools. Most full time employees are provided with paid annual vacations, medical and hospitalization insurance premium reimbursement, sick leave, paid holidays and other fringe benefits. After one year of employment, employees are eligible to participate in the profit sharing and 401(k) investment plan.

BUSINESS EXPANSION AND DIVERSIFICATION

         The Company intends to continue its primary expansion by acquisition of existing compatible businesses. Existing RV retail centers with a minimum annual revenue of $5.0 million will be considered for acquisition. The Company's primarily focus is the Sunbelt areas of the U.S. and the western states. Availability of key product lines and dealership locations on major interstate highways are two of the primary criteria for screening potential acquisitions.

         The Company's expansion plan also includes diversification into a compatible business that would enhance the margins of the Company. The diversified "targeted business" would be an acquisition or merger candidate with an existing business, whereby the Company could capitalize on its existing multi-store management structure and utilize its existing financial resources.

 COMPETITION AND BUSINESS RISK

         Based upon statistics supplied by the Recreation Vehicle Dealers Association, the recreation vehicle industry in North America includes approximately 2,650 retail dealerships nationally. Competition in the sale of new and used recreational vehicles is intense. The Company competes with a large number of firms, some of which operate in more than one location, although most of the Company's competitors operate from a single location. The Company believes it is one of the most competitive RV dealers in the nation offering approximately 50 brands of new recreational vehicles and new boats, supported by extensive service facilities.

         Significant competitive factors in the recreation vehicle sales and service industry include: vehicle availability, price, service, reliability, quality of service and convenience. The Company's management is of the opinion that it is competitive in all factors listed above. Nevertheless, the Company's management anticipates it will continue to face strong competition in the future.

         The recreation vehicle business is heavily dependent upon the availability and terms of financing for the retail purchase of its products. Consequently, changes in interest rates and the tightening or loosening of credit by government agencies and financial institutions have dramatically affected the Company's business in the past and are likely to do so in the future.

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


ITEM 2. PROPERTIES

         The Company leases the Orlando, Florida center from its principal stockholders, officers, and directors, Newton C. Kindlund and Joanne M. Kindlund. The dealership is located one half mile from Interstate 4, on Sand Lake Road and is approximately 2.5 miles from the Interstate 4 entrance to Walt Disney World. These facilities include 30,000 square feet of buildings on approximately 4 acres of land.

         The Tampa, Florida center is owned by the Company and is approximately
3.5 miles from the intersection of Interstate 4 and Interstate 75, on Highway
301. These facilities include 5.2 acres of land with a 13,000 square foot building.

         The Ft. Myers, Florida center is leased from a non-affiliated party. The facility is located six tenths of a mile west of Interstate 75, on the north side of the city and includes 9,700 square feet of buildings on approximately 2.7 acres of land.

         The Atlanta, Georgia center is owned by the Company and is located adjacent to Interstate 75, south of Interstate 285 in Forest Park, Georgia. The facility includes 13,600 square feet of buildings and was expanded in 1995 from
2.2 acres to 5 acres.

         The Greer, South Carolina center is leased from a non-affiliated party. The facility is located adjacent to Interstate 85 between Greenville and Spartanburg, South Carolina. The facility includes a 31,000 square foot building on 9 acres of land.

         The Roseville, California center is subleased from a non-affiliated party. The facility is located adjacent to Interstate 5 and includes 24,000 square feet of buildings on 3.6 acres of land.

         The Bakersfield, California center is owned by the Company and is located adjacent to State Road 99 and includes 17,400 square feet of building on 5.9 acres of land. The dealership was expanded in December, 1996 by one acre.

         The Las Cruces, New Mexico center is owned by the Company and is located adjacent to Interstate 10. The facility includes 14,000 square feet of building on 7 acres of land.

         The corporate office is leased from a non-affiliated party and is located approximately one quarter of a mile from the Orlando center on Sand Lake Road. The facilities include 3,750 square feet of office and conference room accommodations.


FACILITY AND LOCATION
---------------------
                                 Approximate         Approximate
                                   Building          Premise Size
Retail Operations                Square Feet             Acres
-----------------                -----------         ------------
Owned by Company
 Tampa, Florida                    13,000                 5.2
 Atlanta, Georgia                  13,600                 5.0
 Bakersfield, California           17,400                 5.9
 Las Cruces, New Mexico            14,000                 7.0

Leased
 Orlando, Florida                  30,000                 4.0
 Ft. Myers, Florida                 9,700                 2.7
 Greer, South Carolina             31,000                 9.0
 Roseville, California             24,000                 3.6



Executive Offices
-----------------

Leased
 Orlando, Florida                   3,750                 ---


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

                                    PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION ON COMMON STOCK

         The Company's common stock trades on The NASDAQ National Market tier of the NASDAQ Stock Market, under the symbol RVEE.

         The table below gives the market high and low sales prices of the Company's common stock for the quarters in the fiscal years ended October 31, 1996 and 1995. The prices were furnished by the NASDAQ Stock Market.




                                                   MARKET PRICE

                                               1996              1995
                                          --------------    ---------------
          Quarter                         High      Low     High      Low
           Ended                          ----     -----    ----     ------
          -------
         January 31...................... 3 3/4    2        2        1 5/16

         April 30 ....................... 2 3/8    1 3/4    1 3/4    1 5/16

         July 31 ........................ 2 3/16   1 3/4    2 1/8    1 3/8

         October 31 ..................... 2 1/8    1 1/2    4 3/4    1 5/8

DIVIDENDS

         No cash dividends have been paid by the Company nor does the Company anticipate paying cash dividends in the near future.

HOLDERS OF RECORD

As of January 16, 1997, there were 592 holders of record and approximately 3,400 beneficial shareholders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA:

                                                                       Fiscal Year Ended October, 31(1)
                                                                  (in thousands, except earnings per share)
 SELECTED STATEMENT                                        ----------------------------------------------------------
 OF INCOME DATA                                            1996(4)     1995(3)       1994        1993         1992(2)
                                                           -------     -------       ----        ----         -------
  Revenue ............................................     $74,764     $70,029      $53,205     $45,767       $40,927

  Cost of sales ......................................      61,562      56,872       44,650      38,152        34,709
                                                           -------     -------      -------     -------       -------

  Gross profit .......................................      13,202      13,157        8,555       7,615         6,218

  Selling, general and administrative expenses .......       9,929       9,758        6,866       5,744         5,533
                                                           -------     -------      -------     -------       -------

  Income from operations .............................       3,273       3,399        1,689       1,871           685

  Interest income ....................................         393         376          265         247            88
  Interest expense ...................................      (1,505)     (1,336)        (717)       (548)         (594)
                                                           -------     -------      -------     -------       -------

  Income before income taxes .........................       2,161       2,439        1,237       1,570           179

  Income taxes .......................................         829         980          480         600            51
                                                           -------     -------      -------     -------       -------

  Income before cumulative effect(5) .................       1,332       1,459          757         970           128

  Cumulative effect(5) ...............................          --          --           --          77            --
                                                           -------     -------      -------     -------       -------

  Net income .........................................     $ 1,332     $ 1,459      $   757     $ 1,047       $   128
                                                           =======     =======      =======     =======       =======

  Earnings per share of common
   stock before cumulative effect (5) ................         .18         .20          .10         .13           .02

  Cumulative effect(5) ...............................          --          --           --         .01            --
                                                           -------     -------      -------     -------       -------

  Earnings per share of common stock .................     $   .18     $   .20      $   .10     $   .14       $   .02
                                                           =======     =======      =======     =======       =======
  Weighted average number of common
   shares outstanding ................................       7,524       7,437        7,325       7,280         7,248

  Cash dividends paid per common share ...............     $    --     $    --      $    --     $    --       $    --
---------------------------------------------------------------------------------------------------------------------

                                                                                       As of October, 31(1)
                                                                      (in thousands, except per share and operating data)
         SELECTED BALANCE                                         -----------------------------------------------------------
         SHEET DATA:                                               1996(4)      1995         1994        1993         1992(2)
                                                                   -------      ----         ----        ----         -------
          Working capital ...............................         $ 10,449     $ 9,408      $ 9,322     $ 8,718       $ 7,156
          Inventories ...................................           23,196      19,396       17,194      11,351        13,953
          Total assets  .................................           34,411      29,717       26,925      19,568        26,248
          Floor Plan Contracts  .........................           17,504      13,967       13,170       7,193        10,624
          Long term debt (capital leases) ...............              346         343           --          11            20
          Total liabilities .............................           19,639      16,301       14,975       8,570        16,258
          Tangible net worth  ...........................           14,446      13,020       11,467      10,928         9,809
          Book value per common share ...................             1.99        1.80         1.62        1.51          1.37

         OPERATING DATA:
          Number of dealerships .........................                8           8            7           5             7
          Number of RVs and Boats sold  .................            2,954       2,714        2,002       1,836         1,991(2)

          -------------------------------------------------------------------------------------------------------------------

(1) See Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) Includes 400 RVs sold to the Federal Emergency Management Agency for $4.34 million.
(3) Includes first full year of operating results from two dealerships acquired in August, 1994 in California.
(4) Includes first full year of operating results from new dealership acquired in October, 1995 in New Mexico.
(5) Cumulative effect of change in accounting for income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Company continued to maintain a strong financial position and high liquidity throughout Fiscal 1996. Two million three hundred thousand dollars ($2.3 million) of cash was generated from net income, non cash expenses, and a decrease in accounts receivables. Six hundred and seventy thousand dollars ($670,000) cash was used to finance the completion of the construction of the Bakersfield, California center, and to purchase equipment for the new Las Cruces, New Mexico center.

         The net result of all operating, investing and financing activities was an increase in the Company's cash position by $1.6 million, to $5.6 million as of October 31, 1996.

         Net working capital increased to $10.4 million as of the end of Fiscal 1996 compared to $9.4 million as of the end of Fiscal 1995.

         The Company's liquidity ratios continue to compare favorably to the recreational vehicle dealers industry averages, as reported by 1996 Annual Statement Studies, Robert Morris Associates, Philadelphia, Pa. ("RMA"). The Company's current ratio, as of the end of Fiscal 1996 and Fiscal 1995, was 1.54 and 1.59 with the industry average of 1.2 and 1.3 respectively.

         The Company's quick ratio, as of the end of Fiscal 1996, and Fiscal 1995, was 0.34 and 0.37. The Company's quick ratio at the end of Fiscal 1996, a measure of the ability to pay off current liabilities without relying on the sale of inventories, was approximately 4 times greater than the industry average (RMA) of 0.1 both years.

         The Company's debt to worth ratio, a measure of the financing provided by the Company's creditors as compared to the contribution by shareholders, as of the end of Fiscal 1996 was 1.3. The industry average (RMA) was 4.1 for 1996.

         The Company's principal long term commitments, as of the end of Fiscal 1996, consist of obligations under operating leases. The Company also has a contingent liability to repay a portion of agency commission (referral fees) received principally from some lending institutions whereby the Company referred customers to one or more third party financing sources and earned referral fees (agency commissions) if the lender consummated a loan contract with the customer. In some cases, the Company could be required to pay back (chargeback) the referral fee to the lender if the loan is paid off or foreclosed in a specific period of time, usually limited to the first six months of the term, if the charge back amount exceeds reserves retained by the lender. The Company records commission income based upon the amount earned less allowances for chargebacks. In determining the allowance, the Company takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks associated with these loans. The Company estimates the probability for loan payoffs and the potential chargebacks to the Company related thereto. The Company also considers the current and predicted future economic conditions, the effects of changes in consumer interest rates and the aging of all it's customer loans outstanding representing potential chargebacks to the Company.

         The Company's chargeback allowance was $135,000, $152,000, and $193,000 as of the end of Fiscal 1996, Fiscal 1995 and Fiscal 1994 respectively. Chargebacks were $58,000, $40,000, and $588,000, for Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively. The $588,000 chargebacks in Fiscal 1994 was primarily the result of negotiated settlements with third party financing sources reducing future chargeback potential. Management expects the current allowance for chargebacks to be sufficient to repay this contingency and does not expect the ultimate liability to have a significant impact on the liquidity of the Company.

         The Company's Board of Directors, in Fiscal 1993, set specific strategic targets for the expansion and/or diversification of the Company's operations, primarily through acquisition, with the ultimate goal of increasing the Company's value to its shareholders. These targets, if obtained, will mostly likely require the Company to seek additional capital. Since its initial public offering in 1987 the Company has funded it's expansion plan with internally generated cash, debt from financial institutions for purchasing RVs, and a limited amount of common stock.

         The Company's management is currently evaluating alternative sources of capital, its cost and its ultimate effect on the capitalization of the Company. The Company had $75.5 million maximum borrowing under floor plan contracts of which $58 million was not used as of the end of Fiscal 1996. Currently the Company has $57 million maximum borrowing available under floor plan contracts of which $39 million was not used. The reduction in maximum borrowing available from Fiscal 1996 year end is the result of a change in the Company's primary floor plan source to obtain more favorable terms and conditions for the Company, resulting in the elimination of one flooring source.

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

ENGAGEMENT OF FINANCIAL ADVISOR TO EXPLORE STRATEGIC ALTERNATIVES TO ENHANCE SHAREHOLDER VALUE

         In December, 1996, the Company engaged Prudential Securities Incorporated to act as the Company's exclusive financial advisor to explore strategic alternatives to enhance shareholder value, including possible acquisitions, mergers or the sale of the Company. The Company's

Board of Directors believes the market value reflected in the current price of the Company's stock does not reflect the intrinsic value of the Company in light of the Company's continued strong financial results and position.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR FISCAL 1996 COMPARED TO FISCAL 1995.

         Sales and service revenue increased 6.8 % to $74.8 million in Fiscal 1996 from $70.0 million in Fiscal 1995 due to revenue from the Las Cruces, New Mexico center acquired in October, 1995. On a same store basis, revenue decreased 6% reflecting the national trend. According to the Recreation Vehicle Industry Association (RV Trade Digest, December, 1996) recreation vehicle deliveries to retailers were down 0.5% for the nine months ended August, 1996, as compared to the same period last year. Even though this data is not totally comparable, it does indicate the Company's change in RV sales reflected the national trend.

         Management expects the Company's revenue to increase in fiscal 1997, and follow the forecast for the recreation vehicle industry. According to the CIT Group's Second Annual Recreation Vehicle Outlook (September 1996), "the closing months of 1996 will be somewhat soft, representing a bottom of a cycle that started in 1995. " The Outlook expects unit sales growth to increase 8% in 1997.

         Cost of sales and service, as a percentage of revenue, increased to 82.3% in Fiscal 1996 from 81.2% in Fiscal 1995.

         Gross profit remained the same at $13.2 million. On a same store basis, gross profit decreased 13%. As a percentage of revenue, gross profit decreased to 17.7% in Fiscal 96 compared to 18.8% in Fiscal 1995. This decrease resulted in decreases in every major revenue category due to increased pressure on gross margins from competitors resulting from an oversupply of product generally found throughout the industry.

         Selling, general and administrative expenses (SG&A) increased slightly to $9.9 million in Fiscal 1996 from $9.8 million in Fiscal 1995. As a percentage of revenue, SG&A decreased to 13.3% in Fiscal 1996 from 13.9% in Fiscal 1995. On a same store basis, SG&A decreased 13% in Fiscal 1996. These decreases are primarily due to decreased sales and personnel expense resulting from decreased revenue.

         Income from operations decreased 3.7% to $3.27 million in Fiscal 1996 from $3.40 million in Fiscal 1995. As a percentage of revenue, income from operations decreased to 4.4% in Fiscal 1995 from 4.9% in Fiscal 1995.

         Interest income increased slightly to $393,000 in Fiscal 1996 from $376,000 in Fiscal 1995 due to a higher average balance of invested cash. Interest expense increased 13% to $1.50 million in Fiscal 1996 from $1.34 million in Fiscal 1995 primarily due to higher floor plan balances resulting from new vehicle inventories at the new Las Cruces center.

         Income before income taxes decreased 11.4% to $2.16 million in Fiscal 1996, compared to $2.44 million in Fiscal 1995. As a percentage of revenue, income before income taxes decreased to 2.9% in Fiscal 1996 compared to 3.4% in Fiscal 1995.

         The combined Federal and State income tax rate was 38.4 % in Fiscal 1996 compared to 40.2% in Fiscal 1995. Income tax rates varied from Federal statutory rates due to state income taxes. See Note 9 of the notes to the consolidated financial statements for components of the income taxes and the reconciliation of the provision for income taxes to the federal statutory rates.

         Net income decreased 8.7% to $1,331,932 in Fiscal 1996 from $1,458,993 in Fiscal 1995. As a percentage of revenue, net income decreased to 1.8% in Fiscal 1996 from 2.1% in Fiscal 1995.

         Earnings per share were 18 cents in Fiscal 1996 compared to 20 cents in Fiscal 1995.

RESULTS OF OPERATIONS FOR FISCAL 1995 COMPARED TO FISCAL 1994.

Sales and service revenue increased 31.6 % to $70.0 million in Fiscal 1995 from $53.2 in Fiscal 1994 primarily due to revenue from two RV centers acquired on August 1, 1994 (Sacramento and Bakersfield, California). Revenue increased 2.3%, on a same store basis. This increase, on a same store basis, compares favorably to the national RV shipment data, according to the Recreation Vehicle Industry Association (RV Business, January, 1996) reporting total RV unit shipments to dealers for the ten months ended October 1995 decreased 8.3%. Even though this data is not totally comparable, it does indicate the Company's change in RV sales were significantly better than the industries national average.

         However, the Company's total revenue decreased (on a same store basis) 6.2% in the fourth quarter of Fiscal 1995, as compared to the same quarter of Fiscal 1994.

         Cost of sales and service, as a percentage of revenue, decreased to 81.2% in Fiscal 1995 from 83.9% in Fiscal 1994.

         Gross profit increased 53.8% in Fiscal 1995 to $13.2 million from $8.6 million in Fiscal 1994. On a same store basis gross profit increased 9%.

         As a percentage of revenue, gross profit increased to 18.8% in Fiscal 95 from 16.1% in Fiscal 94. This increase resulted from increases from every major revenue categories due to two factors; significantly higher gross profit percentages from the two new California centers and slightly higher gross profits from the eastern centers. The California higher percentages were primarily due to a greater mix of towable RVs sold verses motorized RVs sold. Towables historically are sold at a higher gross profit percentage than motorized. The higher eastern centers gross profits resulted from a managerial effort to increase gross profits in all revenue categories. The eastern centers gross profits increased to 16.1 % from 15.1%.

         Selling, general and administrative expenses (SG&A) increased 42.1 % to $9.76 million in Fiscal 1995 from $6.87 million in Fiscal 1994. As a percentage of revenue, SG&A increased to 13.9% from 12.9%. These increases were primarily due to two factors; increased expenses from the two new California dealerships, and increased selling and personnel expenses resulting from increased revenue.

         Income from operations increased 101% to $3.40 million in Fiscal 1995 from $1.69 million in Fiscal 1994. As a percentage of revenue, income from operations increased to 4.9% from 3.2%.

         Interest income increased 41.9% to $376,000 in Fiscal 1995 from $265,000 in Fiscal 1994 due to higher yields on invested cash. Interest expense increased 86.3% to $1.34 million in Fiscal 1995 from $717,000 in Fiscal 1994. This increase resulted from higher floor plan balances due to increased new RV inventories at the two newly acquired California centers, and to increased interest rates resulting from increases in the prime lending rate.

         Income before income taxes increased 97.2% to $2.44 million in Fiscal 1995 from $1.24 million in Fiscal 1994. As a percentage of revenue, income before income taxes increased to 3.4% from 2.3% .

         The combined Federal and State income tax rate was 40.2 % in Fiscal 1995 compared to 38.8% in Fiscal 1994. Income tax rates varied from Federal statutory rates due to state income taxes. See Note 9 of the notes to the consolidated financial statements for components of the income taxes and the reconciliation of the provision for income taxes to the federal statutory rates.

         Net income increased 92.7% to $1,458,993 in Fiscal 1995 from $757,054 in Fiscal 1994. As a percentage of revenue, net income increased to 2.1% in Fiscal 1995 from 1.4% in Fiscal 1994.

         Earnings per share was 20 cents in Fiscal 1995 compared to 10 cents in Fiscal 1994.

INFLATION

         The Company's management believes that increases in the cost of new vehicles and boats that may result from increases in cost of products purchased from manufacturers can be offset by higher resale prices for used retail vehicles and boats as well as higher retail prices for new vehicles and boats although there may be a lag in the ability of the Company to pass such increases on to its customers.

         Historically, increases in operating costs are passed on to the consumer when the market allows. The Company's management believes that its business has not been significantly affected by inflation despite increased chassis and manufacture conversion costs experienced.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," issued by the Financial Accounting Standards Board (FASB), is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets and goodwill, should be recognized how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

         The Company is required to adopt the provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"), Accounting for Stock Based Compensation, for or before its fiscal year ending October 31, 1997. SFAS No. 123, among other things, requires certain added disclosures regarding the fair value of equity instruments, such as stock options, issued by the Company. In addition, SFAS No. 123 encourages the recognition of expense for the fair value of equity instruments issued by the Company.

         The Company will not adopt the optional expense recognition provisions of SFAS No. 123, and therefore, the effects of adopting SFAS No. 123 should not be material.

SEASONALITY

         Although the recreation vehicle business is a year round business in the Southeastern United States and California, the recreation vehicle industry is seasonal. The Company has significantly higher sales in the second quarter of its fiscal year, and significantly lower sales in its first and fourth quarters. During slack seasons at a particular retail center, the Company reduces inventory of both new and used RVs and introduces other cutbacks in operations minimizing the impact of the seasonality on the results of operations. Because a substantial portion of the Company's expenses are fixed, operating income tends to be lower in the first quarter and fourth quarter of the Company's Fiscal Year and higher in the second and third quarters.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         The Company wishes to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is filing this cautionary statement in connection with such safe harbor legislation. The Company's Form 10-Q, this Form 10-K, any Form 8-K, or any other written or oral statements made by or on behalf of the Company may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe", "project", "anticipates", "estimates", "expects", "most likely", "intends" and similar expressions identify forward looking statements.

         The Company wishes to caution investors that any forward looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed below (many of which have been discussed in prior SEC filings by the Company.) Though the Company has attempted to list the factors it believes to be important to its business, the Company wishes to caution investors that other factors may prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements.

         Investors are further cautioned not to place undue reliance on any forward looking statements as they speak only of the Company's view as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

FACTORS

GENERAL ECONOMIC CONDITIONS

         The Company's sales are affected by general economic conditions, including employment rates, prevailing interest rates, inflation, and other economic conditions affecting disposable consumer income generally. Weakness in the economy could still have an adverse effect on the Company's business. The majority of the Company's customers purchasing vehicles and boats finance their purchase. Increases in consumer interest rates could have an adverse effect on the Company's ability to sell vehicles and boats. Furthermore, a general increase in commercial interest rates would increase the rates paid by the Company on its floor plan contracts, therefore could adversly effect the Company's operating income.

COMPETITION

         The Company competes with a large number of dealers, some of which operate in more than one location, although most of the competitions operate from a single location. Significant competitive factors include price, service, reliability, quality of service and convenience. Among other things, increased competition could cause downwind pressure on sales prices and lower margins.

DEPENDENCE UPON MANUFACTURERS FOR SUPPLY OF PRODUCT

         The Company markets approximately 40 brands of vehicles and 10 brands of boats. The Company maintains "dealer agreements" with most of the manufacturers of the vehicles and boats specifying certain terms and conditions necessary for the Company to continue representation of the specific brand in a specified geographic market area. The loss of any one brand would not materially affect the Company, however, the loss of all brands of the two largest manufacturers, i.e. Fleetwood Enterprises, Inc. or Thor Industries, Inc. would have a material effect on the Company's sales.

FUEL PRICING AND AVAILABILITY

         The Company's business is automotive in nature and as such is dependent upon the availability of fuel. A decrease in the availability of gasoline and the inability of the Company to convert its vehicles to alternative fuels could have a material adverse effect on the Company's business. Historically, increases in the price of gasoline have not had a material impact on the Company's business, as long as there was no concurrent decline in availability. However, future significant increases in the price of gasoline or decreased in availability would have a material effect on the Company's business.

REGULATION, SUPERVISION, AND LICENSING

         The Company's operations are subject to ongoing regulation, supervision and licensing under various federal, state, and local statutes, ordinances and regulations. The adoption of more stringent statutes and regulations, changes in the interpretation of existing statutes and regulations, or the Company's entrance into jurisdictions with more stringent regulatory requirements could curtail some of the Company's operations, deny the Company the opportunity to operate in certain locations, or restrict products or services offered by the Company.

         The Company's customers and potential customers are subject to federal, state and local statutes, ordinances and regulations regarding the ownership of recreation vehicles and boats. The adoption of more stringent statutes, ordinances and regulations effecting the consumer ownership of recreation vehicles or boats, could have an adverse effect on the Company's ability to sell its products.

ENVIRONMENTAL RISKS

         The nature of any automotive business involves the handling of hazardous wastes such as motor oil, fuel, paint and other chemicals. Noncompliance with or changes to environmental regulations could adversely affect the Company's business.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to Part II, Item 8, is submitted as a separate section of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants or reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in Fiscal 1996.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The directors and executive officers of the Company as of January 8, 1997 were as follows:

                                                                                Officer
                                                                                and/or
Name                     Age      Position                                      Director since
--------------           ---      ---------------------                         --------------
Newton C. Kindlund       56       President, Chairman of the Board,                  1978
                                  Chief Executive Officer

Joanne M. Kindlund       47       Executive Vice President-                          1978
                                  Administration, Secretary/
                                  Treasurer and Director

W. Hardee McAlhaney      49       Vice President,                                    1988
                                  Chief Financial Officer
                                  and Director

James P. Williams        57       Director                                           1987

Paul G. Clubbe           54       Director                                           1987

Roy W. Parker            52       Director                                           1993

Harvey M. Alper          50       Director                                           1996


         All Directors hold office until the next annual meeting of the Company's shareholders and until their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS' BUSINESS EXPERIENCE

The following is a brief account of the educational and business experience of each Director and Officer of the Company:


NEWTON C. KINDLUND

         Mr. Kindlund and his wife, Joanne M. Kindlund, are co-founders of the Company. He has served as President and Chairman since its inception in July 1978, and is a graduate of Michigan State University having received his BA in 1963. He has done postgraduate studies at the Wharton School of the University of Pennsylvania, Boston College and Indiana University. From 1975 to 1977 he was a regional Vice President of Recreation Vehicle Industry Association, Elkhart, Indiana. He was a founder of the Florida RV Trade Association and served on the Board of Directors of the National Recreation Vehicle Rental Dealers Association and the Central Florida World Trade Council. Recently Mr. Kindlund has served a four year term as an Executive Board member and on the Executive Committee of the Greater Orlando Florida Chamber of Commerce. Currently Mr. Kindlund is a member of the National Dealer Advisory Council for Airstream, Inc., Spartan Motors, Inc., and is a past Chairman of the Board of Directors of the Recreation Vehicle Rental Dealers Association. Mr. Kindlund was recognized as the RV News RV Executive of the Year for 1995.


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

W. HARDEE MCALHANEY

         Mr. McAlhaney joined the Company as Corporate Comptroller in 1988 and is currently a Vice President and Chief Financial Officer of the Company. He graduated from the University of Tennessee in 1970 with a B.S.B.A. Degree, and from the University of Florida in 1972 with an M.B.A. Mr. McAlhaney served as Chief Financial Officer for two national retail chains; The Athletic Attic and The Athlete's Foot, prior to joining Drexel, Burnham, Lambert as an investment consultant.

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


PAUL G. CLUBBE

         Mr. Clubbe attended St. Dunstans College, England, Lisgar Collegiate, Ottawa, Ontario Canada and Pickering College, Toronto, Ontario Canada. From 1982 to 1995 Mr. Clubbe served as Executive Officer of Rotex Canada, Inc., of Scarborough, Canada. From 1963 to 1964 Mr. Clubbe was a sales representative for Morgan Paper Co., Ltd., Toronto, Canada. He is President of Paul Clubbe (Marketing) Limited and a member of the Board of Directors of Flesherton Concrete Products, Inc., and Paulaurier Sales, Inc.

ROY W. PARKER

         Mr. Parker is Chief Executive Officer and Owner of Parker Boat Company, Incorporated, the Sea Ray boat dealer for Orlando, Florida. Parker Boats was founded in 1927. Mr. Parker joined the business in 1964, and became the sole owner in 1980. Parker Boats has ranked consistently as a top 25 dealer in sales nationally for Sea Ray. Mr. Parker received the Hall of Fame Award in 1993, presented by the Marine Retailers Association of America. Mr. Parker also is past President of the Central Florida Marine Trade Association, and is on the Lakes and Advisory Board for the City of Maitland, Florida.

HARVEY M. ALPER

         Mr. Alper is a partner of the law firm, Massey, Alper and Walden, P.A., Altamonte Springs, Florida. He earned his B.S.J.M. degree (1968) and his JD (1971) from the University of Florida and has continued his professional education with several certifications including a certificate in "Comparative Law" from Oxford University in 1979. Mr. Alper has been engaged in the private practice of law since 1971, after serving as Assistant General Counsel for the City of Jacksonville, Florida. Mr. Alper serves as general counsel to the Company as a partner of the law firm, Massey, Alper and Walden, P.A.

ITEM 11. EXECUTIVE COMPENSATION

         The table below sets forth the cash compensation including salaries, bonuses, contributions to retirement plans, premium paid on health and dental insurance plans and disability insurance plans, paid by the Company for the years ended October 31, 1996, 1995, and 1994, to, or for the benefit of, each executive officer whose total annual salary and bonus exceeded $100,000, and the CEO regardless of compensation level.



                                           Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------

                                                                                            Long-Term
                                                        Annual                             Compensation
                                                     Compensation                ---------------------------------
                                                        Awards                           Awards
                                     -----------------------------------------   ----------------------
Name and                                                                         Restricted   Stock
Principal Position                   Year      Salary(1)     Bonus(2)    Other     Stock    Options(3)   Other(4)
-----------------------------------------------------------------------------------------------------------------
  Newton C. Kindlund                 1996      $107,564         ---       ---        ---        ---          ---
  Chairman, President                1995      $108,364         ---       ---        ---        ---          ---
  and Chief Executive                1994      $107,146         ---       ---        ---        ---          ---
  Officer

  W. Hardee McAlhaney                1996      $ 80,850       $53,785     ---       5,000       ---         $ 587
  Vice President and                 1995      $ 83,204       $63,617     ---        ---        ---         $ 587
  Chief Financial Officer            1994      $ 79,341       $17,354     ---        ---      25,000        $ 832
-----------------------------------------------------------------------------------------------------------------


(1) Includes contributions by the Company pursuant to an employee benefit plan established under Section 401 (k) of the Internal Revenue Code in the amounts of $3,167, $3,964, and $2,746 for Mr. Kindlund for 1996, 1995 and 1994 respectively, and $3,450, $5,803, and $2,780 for Mr.
         McAlhaney for 1996, 1995 and 1994 respectively.
(2) Mr. McAlhaney's bonus is based on the Company's net income before taxes.
(3)      One (1) option for 25,000 shares of common each.
(4) The Company pays the premiums on two (2) term life insurance policies for Mr. McAlhaney whose sole beneficiary is designated by the insured. The policies have no cash surrender value provisions.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning stock option grants made in the fiscal year ended October 31, 1996, to the individuals named in the Summary Compensation Table. There were no grants of options or SARs to said individuals during the year.

                                           Individual Grants                       Potential Realizable Value at
                        -------------------------------------------------------    Assume Annual Rates of Stock
                        Number of       % of Total                                 Price Appreciation for Option
                        Securities        Options        Exercise
                        Underlying      Granted to       or Base                                Term
                         Options         Employee         Price      Expiration    -----------------------------
Name                    Granted (#)        In FY          ($/sh)        Date            5% ($)            10%
----                    -----------     ----------       --------    ----------    --------------     ----------
Newton C. Kindlund         ---              ---            ---           ---             ---              ---

W. Hardee McAlhaney        ---              ---            ---           ---             ---              ---
----------------------------------------------------------------------------------------------------------------


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

 The following table sets forth information concerning the number and value realized as to options exercised during Fiscal 1996 and options held at October 31, 1996, by the individuals named in the Summary Compensation Table and the value of those options held at such date. There were no options exercised during Fiscal 1996 and no SARs were held at year end.

                                                              Number of Securities            Value of unexercised
                                                             Underlying Unexercised           In-The-Money Options
                                 Shares         Value         Options at FY-End (#)              FY-End ($) (1)
                              Acquired on      Realized     --------------------------     --------------------------
Name                          Exercise (#)        $         Exercisable  Unexercisable     Exercisable  Unexercisable
------                        ------------     --------     -----------  -------------     -----------  -------------
Newton C. Kindlund                 --             --             --           --                --           --

W. Hardee McAlhaney                --             --          125,000         --              15,625         --
---------------------------------------------------------------------------------------------------------------------


(1) Based on a price of $1.8125 per share, being the closing price of Common Stock on October 31, 1996.

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

         The Company has established an incentive bonus program for its employees with bonuses generally paid monthly or annually. Bonuses are primarily based upon net pre-tax profits from the various profit centers within each retail center and is contingent upon continued employment with the company.

DIRECTORS FEES

         Directors, who are not salaried employees of the Company, receive $500 for their attendance at each meeting of the Board of Directors, Annual Shareholders Meeting and $175 for each committee meeting . The Directors are reimbursed for their travel, lodging and food expense incurred when attending such meetings, if such meetings are held in a location in excess of twenty five
(25) miles from the principal place of business of the Company in Orlando, Florida. Directors are also reimbursed for their travel, lodging and food expenses incurred when traveling on behalf of the Company when requested to do so by an officer of the Company or by the Board of Directors.

DIRECTORS OPTIONS

         Each outside Director, serving on the board as of February 20, 1993, was granted an option for 10,000 shares of common stock of the Company, exercisable after February 20, 1995. The exercise price is $1.81 per share, the price of the Company's common stock at the time of the grant. A total of five options were granted, one to each of the then serving outside Directors (total of 50,000 shares).

EMPLOYEE BENEFIT PLANS

         The Company maintains a tax qualified, Profit Sharing and 401(k) Employee Investment Plan ("Plan"). All employees who have attained 21 years of age and complete one year of service are eligible to participate in the Plan. Plan participants must complete at least two (2) years of service to begin partial vesting with total vesting occurring when a Plan participant has completed six (6) years of service to the Company. Normal retirement age under the retirement Plan is 65 years. The Plan fiscal year ends October 31st.

         In Fiscal 1996 $94,719 was contributed to the Plan for the benefit of 163 Plan participants. In Fiscal 1995 $94,204 was contributed to the Plan for the benefit of 113 Plan participants.

         Prudential Bank and Trust Company (One Ravinia Drive, Ste. 1000, Atlanta, GA 30346, 770-551-6700), is the trustee. The Company is the plan administrator.

         The Plan document provide for contributions at the discretion of the Board of Directors, to be allocated to each Plan participant in an amount not greater than 10% of each participant's compensation subject to the annual contribution limitation of the top heavy rules. Under the Plan, compensation is broadly defined to include wages, salaries, bonuses, overtime and commissions. Amounts contributed to the Plan by the Company for the 1996, 1995 and 1994 Plan years on behalf of the named individuals are included in the Executive Compensation Table, of this report are included in said table.

1987 INCENTIVE STOCK OPTION PLAN

         In August 1987, the Board of Directors of the Company adopted the 1987 Incentive Stock Option Plan (the " ISO Plan") which provides that the Company may grant to officers and managerial employees of the Company and its subsidiaries incentive stock options. The purpose of the ISO Plan is to provide the Company with a means of attracting, retaining and increasing the incentive of officers and managerial employees by offering them the opportunity to invest in, or increase their investment in, the Company. Options under the ISO Plan are designed to qualify under Section 422A of the Internal Revenue Code of 1986.

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

         Five separate options for 25,000 shares each have been granted to an Officer of the Company, the Vice President and Chief Financial Officer, Mr. McAlhaney. The options were approved by the Board of Directors on the following dates and at the following option exercise prices:

               Date                        Shares        Exercise Price
          --------------                   ------        --------------
          May 23, 1994                     25,000            $1.819
          February 20, 1993                25,000            $1.813
          March 24, 1992                   25,000            $1.375
          November 17, 1990                25,000            $1.625
          May 14, 1990                     25,000            $2.500
                                          -------

                                          125,000
                                          =======

BONUS STOCK

         In September 1987, the Company issued 250,000 Shares of Common Stock to various individuals including officers, directors and employees of the Company for services rendered. These shares have certain restrictions and forfeiture provisions attached to them. Since September 1987, a number of recipients of such shares have terminated their employment with the Company resulting in their bonus shares of Common Stock being forfeited to the Company. After September 1987, the Company made additional awards of bonus shares to employees; however, no shares in excess of the initial 250,000 shares have been issued since forfeited shares equaled or exceeded the number of bonus shares issued by the Company to employees subsequent to such date. Beginning with the year ended October 31, 1987, and over a period of two to five years the value of these shares have been changed against the earnings of the Company. The Company valued the shares initially issued at 50% of the initial public offering price of its shares of common stock or $1.25. Shares issued subsequent to September 1987 were valued at 100% of the market value on the day of issue.

         The amount of shares awarded and fair market value assigned to the shares for the last three Fiscal years are as follows:


                                  Bonus Stock

             ---------------------------------------------------------

                               Number Shares         Fair Market Value
             Fiscal Year          Awarded             at time of Award

             ---------------------------------------------------------
                 1996               7,500                  $14,063
                 1995              54,000                  $91,125
                 1994               - 0 -                   - - -
             ---------------------------------------------------------


         The bonus stock awards listed above require a two (2) year vesting and employment period. As of October 31, 1996, 220,700 shares had been granted pursuant to the plan.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors Compensation Advisory Committee membership for Fiscal 1996 included Messrs. W. Hardee McAlhaney, James P. Williams and Roy W. Parker. Mr. McAlhaney is the Vice President and Chief Financial Officer of the Company.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of the registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (Section 16(a)) and the exchange on which the Company's securities trade. Such officers and directors and ten percent (10%) shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of copies of such reports received from certain reporting persons, the Company believes that it's directors, executive officers and ten percent (10%) stockholders complied with all Section 16(a) filing requirements during the fiscal year ended October 31, 1996.

BOARD COMPENSATION ADVISORY COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Advisory Committee of the Board of Directors of Holiday RV Superstores, Inc. consists of two outside Directors and the Chief Financial Officer of the Company. The Committee has the responsibility to recommend to the Board how to administer the Company's Incentive Stock Option Plan, awarding the Company's bonus shares of Common Stock and determining the compensation of the Company's three executive officers. This report focuses primarily on the Company's philosophy with respect to the executive officers compensation and approach the Committee has taken thus far and intends to take in the future with respect to relating compensation to performance of the Company.

         From the inception of the Company, its corporate philosophy concerning compensation has been to minimize guaranteed fixed compensation in favor of incentive compensation which increases when the Company's performance is strong and declines when it is poor. Incentive compensation, or bonuses tied to prescribed formulas, is pervasive throughout the Company's managerial structure. Such bonuses can be as much as 100% or more of any employee's base salary. Dealership general managers and departmental managers receive an incentive bonus based on the profitability of their respective dealerships or departments. In addition, dealership general managers are paid a year end bonus based on their respective stores achieving a pre determined agreed upon annual income target, usually the budgeted net pretax income for their dealership.

         The corporate officers receive a base salary which is expected to be sufficient to support a reasonable minimal managerial lifestyle. The President has a guarantee base annual salary of $102,000. The other two executive officers being the Secretary, and the Vice President and CFO, each receive a base guaranteed annual salary of $75,000. There is also an incentive quarterly bonus for the Vice President and CFO, based on the Company's net pretax income. The President and Secretary elected not to accept any incentive compensation offered by the Committee being the two principal shareholders of the Company's common stock and their desire to minimize the Company's executive officers compensation expense.

         The Board of Directors has viewed its incentive stock option program as providing its executive officers, who have the greatest degree of control over the Company's marketing cost control and long range planning, with the opportunity to received additional compensation if the price of the Company's common stock appreciates significantly over the long term.

         To date, the Board of Directors has awarded only the Vice President and CFO of the Company five (5) incentive stock options under the Company's Incentive Stock Option Plan. Each option exercise price was at 100% of the fair market value per share of the common stock on the date of grant. These awards are at the discretion of the Board of Directors based upon the recommendation of the Committee and are determined on an annual basis.

         The Board of Directors has viewed its awarding of the Company's bonus stock as a means to help recipients of the stock to focus on the performance of its common stock and afford it's bonus stock recipients the opportunity for financial rewards as the stock appreciates. To date, the Committee has awarded in excess of 250,000 shares of bonus stock to more than ninety recipients.

         The Committee's role will be to continue to recommend to the Board how to administer both the Incentive Stock Option Plan and the Bonus Stock Plan, to determined participants and recommend to the Board of Directors awards, in all cases based on recommendations from the executive management of the Company. The Committee will periodically review the various compensation plans to insure the plans are consistent with the Company's overall philosophy and to continue to make recommendations to the Board of Directors on such plans. The Committee will focus primarily on the Company's executive officers compensation plans, leaving the compensation of the store managerial personnel to the executive officers of the company.

James P. Williams                                        November 16, 1996
Roy W. Parker
W. Hardee McAlhaney


CUMULATIVE TOTAL SHAREHOLDER RETURN

         The cumulative total shareholder return performance graph as of October 31, 1992, 1993, 1994, 1995, and 1996, for the Company, the S&P 500
Index, and for the Company's peer group, is submitted as a separate section at the end of this Form. 10-K


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of January 16, 1997, the number of shares, of Common Stock of the Company, owned and the percent so owned (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director and/or officer of the Company, and
(iii) all directors and officers of the Company as a group. The number of shares owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

                                         Amount and
Name and Address                    Nature of Beneficial             Percentage
of Beneficial Owner                       Ownership                   of Class
-------------------                       ---------                   --------
Newton C. Kindlund (1)                    2,242,968                     29.6%
7851 Greenbriar Parkway
Orlando, Florida 32819

Joanne M. Kindlund (1)                    2,242,968                     29.6%
7851 Greenbriar Parkway
Orlando, Florida 32819

W. Hardee McAlhaney                         135,000                      1.8%
3701 Sedgewick Place
Orlando, Florida 32806

James P. Williams                            11,500(3)                    *
615 North Wymore Road
Winter Park, Florida 32789

Paul G. Clubbe                               50,000(3)                    *
R.R. #4 Stouffville
Ontario, Canada L4A 7X5

Roy W. Parker                                 - 0 -                       *
455 South Lake Destiny Road
Orlando, Florida 32810

Harvey M. Alper                               1,500                       *
112 W. Citrus Street
Altamonte Springs, Florida 32714

All Directors and Officers                ---------                     ----
as a group (7 persons) (2) (3)            4,683,936                     61.0%

(1) Newton C. Kindlund and Joanne M. Kindlund, husband and wife, each disclaims any right to control the others exercise of shareholders' rights, with respect to the Shares, including voting the shares of the Common Stock of the Company set out in the above Table.
(2) Includes options exercisable for 125,000 shares of Common Stock granted pursuant to the 1987 Incentive Stock Option Plan.
(3) Includes an option exercisable for 10,000 shares of Common Stock, granted February 20, 1993.

 Less than 1% of Class

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         In November 1994, the Company renewed a five year lease agreement with Newton C. Kindlund and Joanne M. Kindlund, husband and wife, whereby the Company leases the real property upon which its retail center is located in Orlando, Florida. The annual rent is currently $144,000 and, in addition thereto, the Company pays the real estate taxes, insures the interest of Mr. and Mrs. Kindlund against casualty loss, pays for all repairs to the property and names Mr. and Mrs. Kindlund as co-insureds under its general liability insurance policy. The lease provides for a cost of living increase for each year of the lease beginning with the second lease year. The term of the lease agreement expires on October 31, 1999. In fiscal year 1996, the Company paid to or for the benefit of Mr. and Mrs. Kindlund $144,000 for the use of these premises.

         Based on current market rates for properties similar to those listed above, transactions with Mr. and Mrs. Kindlund related to the lease for the Orlando property were on terms comparable to those which would have been reached with unaffiliated parties.

         Harvey M. Alper, a director of the company serves as general counsel of the Company as a partner of the law firm, Massey, Alper and Walden, P.A. In 1996 the Company paid $78,000 to Mr. Alper's firm for legal services.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 K

                               INDEX TO EXHIBITS

Exhibit
Number                    Description of Exhibit

a(1) and                  The financial statements are filed as a separate
a(2)                      section of this Form 10-K.

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

          3(e)            Amendment in the Entirety of By-Laws.

          3(f)            Amendment to By-Laws.

          4(a)            Form of Common Stock Certificate of the Company.

          4(b) Underwriter's Warrant of Thomas James Associates, Inc. dated November 10, 1987.

         10(a) Material contracts numbers 10(a) through 10(bbbbb), were filed with Registrants' 10-K Annual Report for the year October 31, 1995, and by this reference is incorporated herein.

         21 Holiday R.V. Rental/Leasing, Inc. is a subsidiary of the Registrant. This subsidiary, which is wholly owned by Registrant, was incorporated under the Laws of the State of Florida and is in good standing. The Subsidiary does business only under the name of Holiday R.V. Rental/Leasing, Inc. Holiday RV Superstores of South Atlanta, Inc. is a subsidiary of the Registrant. This subsidiary, which is wholly owned by Registrant, was incorporated under the Laws of the State of Georgia and is in good standing. The subsidiary does business under the name of Holiday RV Superstores and Holiday RV Superstores of South Atlanta, Inc. Holiday RV Superstores of South Carolina, Inc. is a subsidiary of the Registrant. This subsidiary, which is wholly owned by Registrant, was incorporated under the Laws of the State of South Carolina and is in good standing. The subsidiary does business under the name of Holiday RV Superstores and Holiday RV Superstores of South Carolina, Inc. Holiday RV Superstores West, Inc. is a wholly-owned subsidiary of the Registrant, incorporated in the State of California and is in good standing. The Subsidiary does business under the names of Holiday RV Superstores and Holiday RV Superstores West, Inc. Holiday RV Superstores of New Mexico, Inc., is a wholly owned subsidiary of the Registrant. This subsidiary was incorporated under the laws of the State of New Mexico and is in good standing. This subsidiary does business under the name of Holiday RV Superstores and Holiday RV Superstores of New Mexico, Inc. Holiday RV Assurance Service, Inc., is a wholly owned subsidiary of the Registrant and is incorporated under the laws of Arizona as an insurance agency.

         b The Company filed no reports on Form 8-K during the fourth quarter of Fiscal 1996.

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

         c(2)             Exhibit 27, Financial Data Schedule
                          (for SEC use only).

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


DATED: JANUARY 27, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                              Title                                           Date
---------                              -----                                           ----
/s/Newton C. Kindlund                  President, Chairman of                     January 27, 1997
---------------------                  the Board of Directors
President and Chairman                 Chief Executive Officer
Principal Executive Officer
Newton C. Kindlund

/s/Joanne M. Kindlund                  Executive Vice President-                  January 27, 1997
---------------------                  Administration, Secretary/
Principal Administrative Officer       Treasurer and Director
Joanne M. Kindlund

/s/W. Hardee McAlhaney                 Vice President,                            January 27, 1997
----------------------                 Chief Financial Officer and
Principal Financial                    Director
and Accounting Officer
W. Hardee McAlhaney

Signature                              Title                                           Date
---------                              -----                                           ----
/s/James P. Williams                   Director                                   January 27, 1997
----------------------------
 James P. Williams



/s/ Roy W. Parker                      Director                                   January 27, 1997
----------------------------
 Roy W. Parker


/s/ Harvey M. Alper                    Director                                   January 27, 1997
----------------------------
 Harvey M. Alper

                           ANNUAL REPORT ON FORM 10-K

                         ITEM 8, ITEM 14(a)(1) and (2)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        LIST OF FINANCIAL STATEMENTS AND

                         FINANCIAL STATEMENT SCHEDULES

                        AS OF OCTOBER 31, 1996 AND 1995

            AND FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                      HOLIDAY RV SUPERSTORES, INCORPORATED

                                AND SUBSIDIARIES

                                ORLANDO, FLORIDA

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                                                        CONTENTS
================================================================================


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-2

CONSOLIDATED FINANCIAL STATEMENTS
        Balance sheets                                     F-3 -   F-4
        Statements of income                                       F-5
        Statements of stockholders' equity                 F-6 -   F-7
        Statements of cash flows                           F-8 -   F-9
        Summary of significant accounting policies        F-10 -  F-12
        Notes to consolidated financial statements        F-13 -  F-22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders of
Holiday RV Superstores, Incorporated
Orlando, Florida


We have audited the consolidated balance sheets of Holiday RV Superstores, Incorporated and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holiday RV Superstores, Incorporated and subsidiaries at October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.



                                                 /s/ BDO SEIDMAN, LLP
                                                 --------------------
                                                 BDO SEIDMAN, LLP


Orlando, Florida
December 20, 1996

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS
================================================================================



October 31,                                                                   1996                  1995
-------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
  Cash and cash equivalents                                            $       5,617,707       $    4,012,860
  Accounts receivable:
   Trade and contracts in transit                                                506,804            1,434,936
   Other                                                                         254,861              428,718
  Inventories                                                                 23,196,007           19,396,069
  Refundable income taxes                                                          7,919               39,333
  Deferred income taxes                                                          147,000               49,000
-------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                          29,730,298           25,360,916

PROPERTY AND EQUIPMENT, less accumulated depreciation                          4,350,649            3,947,401

OTHER ASSETS, principally covenant not to compete                                330,200              408,480
-------------------------------------------------------------------------------------------------------------




                                                                       $      34,411,147       $   29,716,797
=============================================================================================================

   See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS
================================================================================



October 31,                                                                  1996                  1995
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floor plan contracts                                                 $      17,504,302       $   13,966,923
  Accounts payable                                                               547,375              901,911
  Customer deposits                                                               76,405              101,661
  Accrued expenses                                                             1,103,729              946,886
  Current portion of capital lease obligations                                    49,737               35,750
-------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                     19,281,548           15,953,131

LONG-TERM CAPITAL LEASE OBLIGATIONS,
  less current portion                                                           345,962              342,657

DEFERRED INCOME TAXES                                                             11,000                5,000

STOCKHOLDERS' EQUITY:
  Common stock $.01 par - shares authorized 10,000,000;
   issued 7,465,000                                                               74,650               74,650
  Additional paid-in capital                                                   5,109,071            5,103,052
  Retained earnings                                                            9,672,109            8,340,177
  Treasury stock, at cost, 29,300 and 15,300 shares                              (46,430)             (18,193)
  Deferred compensation                                                          (36,763)             (83,677)
-------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                    14,772,637           13,416,009
-------------------------------------------------------------------------------------------------------------
                                                                       $      34,411,147       $   29,716,797
=============================================================================================================

   See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                               CONSOLIDATED STATEMENTS OF INCOME
================================================================================


Year ended October 31,                                          1996               1995             1994
-------------------------------------------------------------------------------------------------------------
SALES AND SERVICE REVENUE                                $     74,763,980     $  70,029,358    $   53,205,114

COST OF SALES AND SERVICE                                      61,561,670        56,871,801        44,650,237
-------------------------------------------------------------------------------------------------------------
         Gross profit                                          13,202,310        13,157,557         8,554,877

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    9,929,170         9,758,414         6,865,599
-------------------------------------------------------------------------------------------------------------
         Income from operations                                 3,273,140         3,399,143         1,689,278

INTEREST INCOME                                                   392,652           375,847           264,914
INTEREST EXPENSE                                               (1,504,860)       (1,335,997)         (717,138)
-------------------------------------------------------------------------------------------------------------
         Income before income taxes                             2,160,932         2,438,993         1,237,054

INCOME TAXES                                                      829,000           980,000           480,000
=============================================================================================================
NET INCOME                                               $      1,331,932     $   1,458,993    $      757,054
=============================================================================================================

EARNINGS PER SHARE OF COMMON STOCK                       $            .18     $         .20    $          .10
=============================================================================================================


WEIGHTED AVERAGE NUMBER OF COMMON STOCK
  AND COMMON STOCK EQUIVALENTS OUTSTANDING                      7,524,290         7,436,804         7,324,650
=============================================================================================================

   See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================

                                                                       Common Stock                Additional
                                                                -------------------------             Paid-in
                                                                   Shares          Amount             Capital
-------------------------------------------------------------------------------------------------------------
BALANCE, October 31, 1993                                       7,340,000       $  73,400        $  4,889,529

  Issuance of common stock                                        125,000           1,250             180,313

  Net income for the year                                               -               -                   -

  Return of unvested restricted bonus stock                             -               -                   -

  Amortization of deferred compensation                                 -               -                   -
-------------------------------------------------------------------------------------------------------------
BALANCE, October 31, 1994                                       7,465,000          74,650           5,069,842

  Net income for the year                                               -               -                   -

  Restricted stock issued from treasury                                 -               -              33,210

  Amortization of deferred compensation                                 -               -                   -
-------------------------------------------------------------------------------------------------------------
BALANCE, October 31, 1995                                       7,465,000          74,650           5,103,052

  Net income for the year                                               -               -                   -

  Restricted stock issued from treasury                                 -               -               6,019

  Return of unvested restricted bonus stock                             -               -                   -

  Amortization of deferred compensation                                 -               -                   -
-------------------------------------------------------------------------------------------------------------
BALANCE, October 31, 1996                                       7,465,000       $  74,650        $  5,109,071
=============================================================================================================

   See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================

                                                                        Treasury Stock
                                                 Retained          -------------------------         Deferred
                                                 Earnings           Shares            Amount     Compensation
-------------------------------------------------------------------------------------------------------------
BALANCE, October 31, 1993                    $  6,124,130           68,300        $  (75,358)      $  (13,734)

  Issuance of common stock                              -                -                 -                -

  Net income for the year                         757,054                -                 -                -

  Return of unvested restricted bonus stock             -            1,000              (750)               -

  Amortization of deferred compensation                 -                -                 -           13,734
-------------------------------------------------------------------------------------------------------------
BALANCE, October 31, 1994                       6,881,184           69,300           (76,108)               -

  Net income for the year                       1,458,993                -                 -                -

  Restricted stock issued from treasury                 -          (54,000)           57,915          (91,127)

  Amortization of deferred compensation                 -                -                 -            7,450
-------------------------------------------------------------------------------------------------------------
BALANCE, October 31, 1995                       8,340,177           15,300           (18,193)         (83,677)

  Net income for the year                       1,331,932                -                 -                -

  Restricted stock issued from treasury                 -           (7,500)            8,044          (14,063)

  Return of unvested restricted bonus stock             -           21,500           (36,281)          36,281

  Amortization of deferred compensation                 -                -                 -           24,696
-------------------------------------------------------------------------------------------------------------
BALANCE, October 31, 1996                    $  9,672,109           29,300        $  (46,430)      $  (36,763)
=============================================================================================================

   See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

Year ended October 31,                                        1996               1995               1994
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                        $       75,888,882    $   69,672,230     $   52,378,540
  Cash paid to suppliers and employees                       (71,513,828)      (67,646,691)       (50,365,228)
  Interest received                                              392,652           375,847            264,914
  Interest paid                                               (1,493,695)       (1,324,757)          (658,476)
  Income taxes paid                                             (977,904)         (960,269)          (450,136)
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                      2,296,107           116,360          1,169,614
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                     (668,133)       (1,802,392)           (37,240)
  Proceeds from the sale of rental fleet
   and equipment                                                  16,230           472,364            330,530
  Business acquisition                                                 -                 -         (1,165,795)
-------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                          (651,903)       (1,330,028)          (872,505)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations                         (39,357)          (13,173)           (18,833)
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating,
  investing and financing activities                           1,604,847        (1,226,841)           278,276

CASH AND CASH EQUIVALENTS, beginning of year                   4,012,860         5,239,701          4,961,425
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                $        5,617,707    $    4,012,860     $    5,239,701
=============================================================================================================

   See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

Year ended October 31,                                          1996               1995             1994
-------------------------------------------------------------------------------------------------------------
Reconciliation of net income to net cash
  provided by operating activities:
   Net income                                            $      1,331,932     $   1,458,993    $      757,054
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                              397,131           303,093           343,518
       Return of unvested bonus stock                             (21,164)                -              (750)
       Deferred income taxes                                      (92,000)          (78,000)           20,000
       (Gain) loss on disposal of property
         and equipment and rental fleet                            22,913           (49,951)          (31,351)
       Cash provided by (used for):
         Accounts receivable                                    1,101,989          (307,177)         (795,223)
         Refundable income taxes                                   31,414           (39,333)                -
         Inventories                                           (3,799,938)       (2,112,596)       (2,082,279)
         Prepaid expenses                                               -           146,854           (43,439)
         Other assets                                               9,400           (10,910)                -
         Floor plan contracts                                   3,537,379           797,302         2,684,884
         Accounts payable                                        (354,536)          (14,912)          (24,133)
         Customer deposits                                        (25,256)         (109,532)           63,163
         Accruals                                                 156,843           132,529           278,170
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                $      2,296,107     $     116,360    $    1,169,614
=============================================================================================================

   See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

                 PRINCIPLES OF                The consolidated financial statements include the accounts of Holiday RV
                 CONSOLIDATION                Superstores, Incorporated and its subsidiaries (the "Company"), which include
                                              Holiday RV Rental/Leasing, Inc.; Holiday RV Superstores of South Atlanta, Inc.;
                                              Holiday RV Superstores of South Carolina, Inc.; Holiday RV Superstores West,
                                              Inc.; Holiday RV Superstores of New Mexico, Inc. and Holiday RV Assurance
                                              Service, Inc. All material intercompany accounts and transactions are eliminated.

                 ACCOUNTS                     The Company evaluates the collectibility of all accounts receivable and
                 RECEIVABLE                   establishes an allowance for doubtful accounts as deemed necessary. At
                                              October 31, 1996 and 1995, all accounts receivable were evaluated and deemed collectible.

                 INVENTORIES                  Inventories are valued at the lower of cost or market. New and used vehicles are accounted for using specific identification. Cost of parts and accessory inventories is determined by the first-in, first-out (FIFO) method.

                 PROPERTY,                    Property and equipment are stated at cost. Depreciation is computed over the
                 EQUIPMENT                    estimated useful lives of the assets by the straight-line method for financial
                 AND                          reporting and by accelerated methods for income tax purposes. Amortization of
                 DEPRECIATION                 leasehold improvements is computed by the straight-line method over the estimated useful lives of the assets.

                 COVENANT NOT                 The covenant not to compete is being amortized on a straight-line basis over
                 TO COMPETE                   seven years. Accumulated amortization totaled $155,000 and $86,000 as of
                                              October 31, 1996 and 1995, respectively.

                 DEFERRED                     Deferred compensation consists of the unamortized portion of the value of shares
                 COMPENSATION                 of common stock which were awarded to various individuals, including certain employees of the Company. The awards provide for vesting of the shares over periods of two years. Amortization of the deferred compensation is computed by the straight-line method over the vesting periods. Unvested shares forfeited to the Company are recorded as treasury stock based on the value of the shares at their original issuance date.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================


                 REVENUE                      Retail sales and related costs of vehicles, parts and service are recognized in
                 RECOGNITION                  operations upon delivery of products or services to customers or, in the case of recreational vehicles, when title passes to the customer. Factory incentives and rebates are recorded as a reduction in the related product cost as earned.

                 EARNINGS PER SHARE           Earnings per share is based upon the weighted average shares of common stock and common stock equivalents outstanding during the respective period.

                 USE OF                       The preparation of financial statements in conformity with generally accepted
                 ESTIMATES                    accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the finan-
                                              cial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 FAIR VALUE OF                Statement of Financial Accounting Standards No. 107, "Disclosures about Fair
                 FINANCIAL                    Value of Financial Instruments," requires disclosure of fair value information
                 INSTRUMENTS                  about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 1996.

                                              The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                 RECENT                       Statement of Financial Accounting Standards No. 121, "Accounting for the
                 ACCOUNTING                   Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,"
                 PRONOUNCEMENTS               issued by the Financial Accounting Standards Board (FASB), is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-
                                              lived assets, which include plant and equipment


                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================


                                              and certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

                                              The Company is required to adopt the provisions of Statement of Financial
                                              Accounting Standards No. 123, ("SFAS No. 123"), Accounting for Stock Based
                                              Compensation, for or before its fiscal year ending October 31, 1997. SFAS
                                              No. 123, among other things, requires certain added disclosures regarding the fair value of equity instruments, such as stock options, issued by the Company.
                                              In addition, SFAS No. 123 encourages the recognition of expense for the fair value of equity instruments issued by the Company.

                                              The Company will not adopt the optional expense recognition provisions of SFAS
                                              No. 123, and therefore, the effects of adopting SFAS No. 123 should not be material.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                 1.   ORGANIZATION,           The Company is a multi-state retail chain of dealerships engaged in the retail
                      BUSINESS AND            sales and service of recreational vehicles and recreational boats in the
                      BUSINESS                Southeastern United States, New Mexico and California. During 1995, the Company
                      ACQUISITION             dissolved its rental operations and transferred all rental units to used vehicle inventory to be sold in the ordinary course of business. Each dealership offers a full line of new and used recreational vehicles, and each dealership maintains a parts, service and body repair facility. Recreational boat sales are carried at selected dealerships. The Company also has formed Holiday RV Assurance Service,
                                              Inc., an insurance agency that will receive commissions on the sale of insurance policies to recreational vehicle owners from a variety of insurance companies, operations will commence during 1997.

                                              Approximately 76% of the Company's new vehicle sales for the year ended
                                              October 31, 1996 consist of vehicles purchased from two manufacturers.

                                              In January 1994, the Company formed Holiday RV Superstores West, Inc., a
                                              California corporation which acquired existing recreational vehicle sales locations in Bakersfield and Roseville, California in August 1994 (the
                                              "California acquisition"). The California acquisition has been accounted for by the purchase method of accounting, and the purchase price of $4,731,000 ap-
                                              proximates the fair value of the net assets acquired. The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition.

                                              The following unaudited pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at November 1, 1993 and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.
                                                                                                                          1994
                                              --------------------------------------------------------------------------------
                                              Revenue                                                           $   69,031,000
                                              ================================================================================
                                              Net income                                                        $    1,093,000
                                              ================================================================================
                                              Earnings per share of common stock                                $         0.15
                                              ================================================================================

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                 2. SUPPLEMENTAL              For purposes of the statements of cash flows, the Company considers all highly
                    CASH FLOW                 liquid debt instruments purchased with a maturity of three months or less to be
                    INFORMATION               cash equivalents. Cash and cash equivalents include checking accounts, money market funds and repurchase agreements.

                                              The following summarizes noncash investing and financing transactions:

                                                                                          1996          1995           1994
                                              --------------------------------------------------------------------------------------
                                              Capital lease incurred to
                                                purchase equipment                    $    56,649    $  391,580    $         -

                                              Increase in deferred compensation
                                                from stock issuance                        14,063        91,127              -

                                              Decrease in deferred compensation
                                                from return of unvested
                                                restricted bonus stock                     36,281             -              -

                                              Transfer of rental vehicles to inventory          -       495,020         23,402

                                              Accounts payable incurred to purchase
                                                construction in progress                        -       233,754              -

                                              Purchase of assets in California
                                                acquisition through assumption of
                                                liabilities and issuance of stock
                                                (125,000 shares)                                -            -       3,565,213
                                              ================================================================================

                 3. INVENTORIES               Inventories are summarized as follows:
                                                                                               1996                  1995
                                              --------------------------------------------------------------------------------
                                              New vehicles                              $      17,581,630       $   14,307,290
                                              New marine                                          750,147              511,044
                                              Used vehicles                                     3,320,401            3,273,885
                                              Used marine                                         117,164               40,464
                                              Parts and accessories                             1,426,665            1,263,386
                                              --------------------------------------------------------------------------------
                                                                                        $      23,196,007       $   19,396,069
                                              ================================================================================



                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                 4. PROPERTY AND              Property and equipment are summarized as follows:
                    EQUIPMENT
                                                                                    Useful
                                                                                     Lives               1996             1995
                                              ---------------------------------------------------------------------------------
                                              Land                                             $    1,856,981     $  1,855,136
                                              Buildings and leasehold
                                                improvements                    15-31 yrs.          2,234,497        1,176,623
                                              Machinery and shop
                                                equipment                        5- 7 yrs.            191,614          179,809
                                              Office equipment
                                                and furniture                    5-10 yrs.            974,129          897,313
                                              Vehicles                           3- 5 yrs.            154,132          157,325
                                              Construction in progress                                      -          551,875
                                              --------------------------------------------------------------------------------
                                                                                                    5,411,353        4,818,081
                                              Less accumulated depreciation
                                                and amortization                                   (1,060,704)        (870,680)
                                              --------------------------------------------------------------------------------
                                                                                              $     4,350,649     $  3,947,401
                                              ================================================================================

                                              Depreciation expense for the years ended October 31, 1996, 1995 and 1994 was
                                              $282,391, $210,182 and $261,251, respectively.


                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                 5. FLOOR PLAN                Substantially all inventories, accounts receivable and equipment are pledged as
                    CONTRACTS AND             security under floor plan contracts. Floor plan contracts are due upon sale of
                    NOTE PAYABLE              the related vehicle.

                                              Interest rates and interest expense are as follows for the years ended
                                              October 31:
                                                                                            Interest               Interest
                                                                                                Rate                Expense
                                              --------------------------------------------------------------------------------
                                              1996                                     8.25 -   9.00%       $      1,504,860
                                              1995                                     7.75 -  10.00%       $      1,335,997
                                              1994                                     6.00 -   9.25%       $      717,138
                                              ================================================================================
                                              Maximum borrowings available under the contracts were $75,500,000 as of October
                                              31, 1996. The following summarizes certain information about the borrowings under the floor plan contracts:

                                                                                                        1996              1995
                                              --------------------------------------------------------------------------------
                                              Maximum amount outstanding
                                                at any month end                            $     17,740,533    $   15,257,815

                                              Average amount outstanding
                                                during the period                           $     16,808,584    $   13,800,043

                                              Weighted average interest rate
                                                during the period                                       8.5%              9.3%
                                              ===============================================================================

                                              Subsequent to year end, the Company renegotiated its contracts, adjusting its maximum borrowings available under contracts to $57,000,000.

                 6. STOCK OPTION              The Company has an Incentive Stock Option Plan (the "Plan") which provides for
                    PLAN                      the issuance of up to 280,000 shares of common stock. The option exercise price must be at least 100% of the fair market value per share of common stock on the date of grant, except that such price must be at least 110% of the fair market value per share for employees who own more than 10% of the outstanding shares of the Company. The options are exercisable, as determined by the Compensation
                                              Committee, over a period of time, but not more than ten years from the date of grant and will be subject to such


                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                              other terms and conditions as the Committee may determine. Changes in options are summarized as follows:

                                                                                                                    Exercise
                                                                                              Shares                   Price
                                              --------------------------------------------------------------------------------
                                              BALANCE, October 31, 1993                      125,000              $1.38 - 3.38
                                                Granted                                       25,000                      1.82
                                                Canceled                                     (25,000)                     3.38
                                              --------------------------------------------------------------------------------
                                              BALANCE, October 31, 1994,
                                                1995 and 1996                                125,000              $1.38 - 2.50
                                              ================================================================================

                                              At October 31, 1996, all of the above options were exercisable.

                                              Under a separate plan, the Company granted options during 1993 for 50,000 shares to certain directors with an exercise price of $1.81 per share. All of these options were exercisable at October 31, 1996. None were exercised during the year.

                 7. RESTRICTED                In August 1994, as part of the California acquisition, the Company granted
                    STOCK OPTIONS             options for 125,000 shares at an exercise price equal to the average closing price of the Company's common stock for the 30 days prior to the acquisition,
                                              $1.70 per share. These options expire on September 30, 2004. Of these options,
                                              75,000 are exercisable as of October 31, 1996. The remaining options become exercisable 25,000 August 1, 1997 and 25,000 August 1, 1998.

                                              In connection with the purchase of the Greer, South Carolina dealership, the
                                              Company granted an option to the sellers to purchase 20,000 shares of the
                                              Company's unregistered common stock. This option was granted on April 2, 1991 at an exercise price of $3.44 per share. The option was exercisable, in whole or in part, at anytime within five years from the date of the grant of the option. The option expired in 1996 without being exercised.

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                 8. SALES AND                 The following is a summary of sales and service and cost of sales and service:
                    SERVICE
                                                                                         1996            1995             1994
                                              --------------------------------------------------------------------------------
                                              Sales and service:
                                                New vehicles and marine       $    45,769,569    $ 43,294,387     $ 32,887,359
                                                Used vehicles and marine           19,179,699      17,201,027       13,695,022
                                                Service, parts and accessories      6,964,895       6,678,911        4,555,283
                                                Rental revenue                              -          86,184          302,788
                                                Other, net                          2,849,817       2,768,849        1,764,662
                                              --------------------------------------------------------------------------------
                                                                              $    74,763,980    $ 70,029,358     $ 53,205,114
                                              ================================================================================
                                              Cost of sales and service:
                                                New vehicles and marine       $    41,441,349    $ 38,856,410     $ 30,193,033
                                                Used vehicles and marine           16,335,169      14,508,723       11,755,293
                                                Service, parts and accessories      3,785,152       3,467,932        2,509,682
                                                Rentals                                     -          38,736          192,229
                                              --------------------------------------------------------------------------------
                                                                              $    61,561,670    $ 56,871,801     $ 44,650,237
                                              ================================================================================


                 9. INCOME TAXES              The components of income taxes are as follows:

                                                                                           1996             1995          1994
                                              --------------------------------------------------------------------------------
                                              Current:
                                                Federal                         $       775,000    $     883,000    $  380,000
                                                State                                   146,000          175,000        80,000
                                              --------------------------------------------------------------------------------
                                                                                        921,000        1,058,000       460,000
                                              --------------------------------------------------------------------------------
                                              Deferred:
                                                Federal                                 (78,000)         (73,000)       11,000
                                                State                                   (14,000)          (5,000)        9,000
                                              --------------------------------------------------------------------------------
                                                                                        (92,000)         (78,000)       20,000
                                              --------------------------------------------------------------------------------
                                              Total income taxes                $       829,000    $     980,000    $  480,000
                                              ================================================================================


                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                              The components of deferred tax assets and liabilities consist of the following:

                                                                                                       1996               1995
                                              --------------------------------------------------------------------------------
                                              Deferred tax assets:
                                                Property and equipment                        $           -        $    10,000
                                                Deferred compensation                                12,000              3,000
                                                Franchise fees                                        1,000              2,000
                                                Noncompete agreement                                 31,000             17,000
                                                Inventory                                            64,000             60,000
                                                Deferred finance income                              45,000                  -
                                                State net operating loss carryforwards                8,000              7,000
                                              --------------------------------------------------------------------------------
                                              Gross deferred income tax assets                      161,000             99,000
                                              Valuation allowance                                         -                  -
                                              --------------------------------------------------------------------------------
                                              Total deferred tax assets                             161,000             99,000
                                              --------------------------------------------------------------------------------
                                              Deferred tax liabilities:
                                                Property and equipment                              (13,000)                 -
                                                Deferred finance income                                   -            (18,000)
                                                Rental fleet                                        (12,000)           (37,000)
                                              --------------------------------------------------------------------------------
                                              Total deferred tax liabilities                        (25,000)           (55,000)
                                              --------------------------------------------------------------------------------

                                              Total net deferred tax assets                         136,000             44,000

                                              Less current deferred tax assets                     (147,000)           (49,000)
                                              --------------------------------------------------------------------------------
                                              Long-term deferred tax liabilities              $     (11,000)       $    (5,000)
                                              ================================================================================


                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                              The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:


                                                                       1996                  1995                  1994
                                                                -------------------    ----------------    ---------------------
                                                                 Amount    Percent     Amount   Percent    Amount       Percent
                                              ----------------------------------------------------------------------------------
                                              Income taxes at
                                                statutory rates  $735,000     34.0%   $829,000    34.0%   $420,000      34.0%

                                              State income taxes,
                                                net of federal
                                                benefit           104,000      4.8%    112,000     4.6%     59,000       4.8%

                                              Other               (10,000)    (0.5%)    39,000     1.6%      1,000        .1%
                                              ------------------------------------------------------------------------------------
                                              Income taxes at
                                                effective rates $ 829,000     38.3%   $980,000    40.2%   $480,000      38.9%
                                              ====================================================================================

                                              At October 31, 1996, the Company has net operating loss carryforwards of approximately $128,000 for state income tax purposes that expire beginning in
                                              2004.

                 10.  EMPLOYEE                The Company has a Profit-Sharing and Employee Investment Plan which covers
                      BENEFIT                 substantially all employees meeting certain minimum age and service requirements.
                      PLANS                   Contributions to the plan, included in selling, general and administrative expenses, were approximately $95,000, $94,000 and $47,000 for 1996, 1995 and
                                              1994, respectively.

                 11. LEASES AND               The Company paid legal fees of approximately $78,000 to a law firm owned in part
                     RELATED PARTY            by a member of the Company's Board of Directors during the year ended October 31,
                     TRANSACTIONS             1996.

                                              The Company conducts its operations from leased facilities including land and buildings in Orlando and Fort Myers, Florida; Greer, South Carolina; and
                                              Roseville, California. The Orlando (excluding the corporate offices) facility is leased from the principal stockholders. The leases expire on various dates from
                                              1998 through 2000, include renewal options and are classified as operating leases.

                                              The Company leases computer equipment which is included in property and equipment in the amount of approximately $448,000 with related accumulated depreciation of
                                              $130,000. The lease expires in 2002, at which time the



                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                              Company will have an option to purchase the computer equipment for a nominal amount.

                                              As of October 31, 1996, future minimum rental payments required under the capital lease and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                                                                 Capital        Operating
                                                                                                  Lease           Leases
                                              ---------------------------------------------------------------------------
                                              1997                                              $ 90,558       $  459,983
                                              1998                                                90,558          443,862
                                              1999                                                90,558          372,000
                                              2000                                                90,558           42,000
                                              2001                                                90,558                -
                                              Thereafter                                          86,608                -
                                              ---------------------------------------------------------------------------
                                              Total minimum lease payments                      $539,398       $1,317,845
                                                                                                               ==========
                                              Amount representing interest                       143,699
                                                                                                --------

                                              Present value of minimum lease payments           $395,699
                                                                                                ========


                                              Rental expense under all operating leases was as follows:

                                                                                                                     Related
                                                                                                   Total             Parties
                                              -----------------------------------------------------------------------------
                                              1996                                               $570,470         $ 144,000
                                              1995                                               $615,800         $ 144,000
                                              1994                                               $401,775         $ 144,000
                                              =============================================================================

                                                         HOLIDAY RV SUPERSTORES,
                                                                    INCORPORATED
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                 12.  COMMITMENTS             Concentration of Risk
                      AND
                      CONTINGENCIES           Due to the nature of its business and the volume of sales activity, the Company often accumulates bank balances in excess of the insurance provided by Federal and/or other insurance sources. At October 31, 1996, such excess balances totaled approximately $5,888,000.

                                              Third-Party Financing

                                              The Company uses third-party banks and/or finance companies to assist its customers in locating financing for vehicle purchases. The Company refers customers to one or more of these third-party financing sources and earns a referral fee if the third-party lender consummates a loan contract with the customer. These contracts represent third-party financing, and the Company provides no underwriting or credit approval services for the lender. The
                                              Company's referral fees are in fact a commission and are typically based upon the difference between the interest rate the customer pays under the contract with the lender and an interest rate designated by the lender. The Company does not service the collection of these loans or receivables either initially or in the future. The Company could be charged back the commission by the lender if the loan is paid off or foreclosed in a specified period of time, usually limited to the first six months of the term, and if the chargeback exceeds reserves retained by the lender.

                                              The Company records this commission income based upon the amount earned less allowances for chargebacks. In determining the allowance for chargebacks, the
                                              Company takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks associated with these loans. The
                                              Company estimates the probability for loan payoffs and estimates potential chargebacks to the Company related thereto. The Company also considers the current and future economic conditions, the effects of the change in consumer interest rates and the aging of all loans outstanding. The chargeback allowance was approximately $135,000 and $152,000 at October 31, 1996 and 1995,
                                              respectively. Finance chargebacks were approximately $58,000, $40,000 and
                                              $588,000 for 1996, 1995 and 1994, respectively.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Holiday RV Superstores, Incorporated
Orlando, Florida


         The audits referred to in our report dated December 20, 1996 relating to the consolidated financial statements of Holiday RV Superstores, Incorporated, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based upon our audits.

         In our opinion, such financial statement schedule presents fairly, in all material respects, information set forth therein.



                                BDO Seidman, LLP

Orlando, Florida
December 20, 1996

                                  SCHEDULE II


             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

            FOR THE FISCAL YEARS ENDED OCTOBER 31, 1996, 1995, 1994




-------------------------------------------------------------------------------------------------------------

                                                  Charges                           Other
                                Balance at        to cost        Charges           charges-         Balance
                                Beginning           and          to other          additions       at end of
Year Description                of Period         expenses       Accounts         (deductions)       period
                                                                                       (a)

-------------------------------------------------------------------------------------------------------------
1996 Finance Commissions
   Chargeback Reserves           $152,092         $ 58,425         $ - - -          $ (75,257)       $135,260

1995 Finance Commissions
   Chargeback Reserves            193,374           39,858           - - -            (81,140)        152,092

1994 Finance Commissions
   Chargeback Reserves            603,244          339,476           - - -           (748,346)        193,374

-------------------------------------------------------------------------------------------------------------


(a) Finance income chargebacks paid.

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

              HOLIDAY RV SUPERSTORES, INC., THE S&P 500 INDEX, AND

               INDEX OF HOLIDAY RV SUPERSTORES, INC.'S PEER GROUP

                            DISCLOSURE REQUIRED FOR

                   ITEM 402(L) FOR FORM 10-K (ANNUAL REPORT)

                               PERFORMANCE GRAPH




         Here in displays a line graph plotting three (3) series of points, whereby the Y axis is the total cumulative shareholder return, and the X axis is the year, being 1991 thru 1996. The plotted points (cumulative shareholder return by year) are listed in the table below.


                      1991      1992      1993       1994       1995      1996
     --------------------------------------------------------------------------
     RVEE            100.00    102.42    185.40     117.10     234.19    141.45
     --------------------------------------------------------------------------
     S&P 500         100.00    109.95    126.39     131.27     165.98    205.97
     --------------------------------------------------------------------------
     PEER GROUP      100.00     88.12    261.10     258.04     204.10    210.37
     --------------------------------------------------------------------------



         The performance graph above illustrates the cumulative yearly shareholder return for the past five years, assuming a $100 investment on October 31, 1991, in (1) the Company; (RVEE) (2) The Standard and Poor's 500 composite index, assuming reinvestment of dividends; (3) a Company determined Market Capitalization Peer Group composite index, assuming reinvestment of dividends.

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

         The peer group consist of the following companies:

Audio King Corp., Brendles Inc., Chariot Entertainment Inc. (No longer files as of 9/18/95), Evans Inc., FFP Partners LP-CL, A., Foodarama Supermarkets, Harold's Stores Inc., Hills Department Stores Inc., Holiday RV Superstores, Inc., Huffman Koos Inc., Pubco Corp., Seaway Food Town Inc., Siebert Financial Corp., Sound Advice Inc., Spec's Music Inc., Strober Organization Inc., Sunshine-Jr Stores, Uni-Marts Inc. CL A, Village Super Market CL A, Warehouse Club Inc. (No longer files as of 3/18/96)