Form 10-Q
period 1997-01-31
HOLIDAY RV SUPERSTORES INC
filed 1997-03-14
CIK 822076

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC  20549

                              -----------------

                                  FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

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

                             YES   X    NO
                                 -----     -----
         As of March 10, 1997, Holiday RV Superstores, Incorporated had outstanding 7,435,700 shares of Common Stock, par value $.01 per share.

                               TABLE OF CONTENTS

Item                                                                                                        Page
                                                  Part I

                                          Financial Information



 1.     Financial Statements ............................................................................     3

        Consolidated Condensed Balance Sheets ...........................................................     4

        Consolidated Condensed Statements of Income .....................................................     5

        Consolidated Statement of Cash Flows ............................................................     6

        Notes to Consolidated Condensed Financial Statements ............................................     8

 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations .........................................................     9



                                                 Part II

                                            Other Information



 6.       Exhibits and Reports on Form 8-K ..............................................................    13


                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


            HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
-------------------------------------------------------------------------------


                                     ASSETS

                                                                             01/31/97                  10/31/96
                                                                           (Unaudited)
                                                                           ------------              ------------
CURRENT:


     Cash and cash equivalents                                             $  4,313,110              $  5,617,707
     Accounts receivable:
          Trade and contracts in transit                                      1,663,738                   506,804
          Other                                                                 393,843                   254,961
     Inventories                                                             24,165,024                23,196,007
     Refundable income taxes                                                         --                     7,919
     Deferred income taxes                                                      147,000                   147,000
                                                                           ------------              ------------

          TOTAL CURRENT ASSETS                                               30,682,715                29,730,298


PROPERTY AND EQUIPMENT,
     less accumulated depreciation                                            4,404,634                 4,350,649

OTHER ASSETS,
     principally covenant not to compete                                        309,461                   330,200
                                                                           ------------              ------------

          TOTAL ASSETS                                                     $ 35,396,810              $ 34,411,147
                                                                           ============              ============




   See accompanying notes to the consolidated condensed financial statements.

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              01/31/97                 10/31/96
                                                                            (Unaudited)
                                                                           ------------              ------------
CURRENT LIABILITIES:
     Floor plan contracts                                                  $ 18,455,272              $ 17,504,302
     Accounts payable                                                           929,071                   547,375
     Customer deposits                                                          138,063                    76,405
     Accrued expenses                                                           551,387                 1,103,729
     Current portion of capital lease
       obligations                                                               57,054                    49,737
                                                                           ------------              ------------

          TOTAL CURRENT LIABILITIES                                          20,130,847                19,281,548

LONG TERM CAPITAL LEASE OBLIGATIONS,
     less current portion                                                       322,669                   345,962

DEFERRED INCOME TAXES                                                            11,000                    11,000

STOCKHOLDERS' EQUITY:
     Common stock $.01 par - shares authorized
          10,000,000; issued 7,465,000                                           74,650                    74,650
     Additional paid-in capital                                               5,109,071                 5,109,071
     Retained earnings                                                        9,822,520                 9,672,109
     Less:
       Treasury stock, at cost, 15,300                                         (46,430)                  (46,430)
       Deferred compensation                                                   (27,517)                  (36,763)
                                                                           ------------              ------------

          TOTAL STOCKHOLDERS' EQUITY                                         14,932,294                14,772,637
                                                                           ------------              ------------

TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                             $ 35,396,810              $ 34,411,147
                                                                           ============              ============


  See accompanying notes to the consolidated condensed financial statements.

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

-------------------------------------------------------------------------------
                                  (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                       01/31/97            01/31/96
                                                                    -------------       -------------
SALES & SERVICE REVENUE                                             $ 15,402,414          $ 13,664,583

COST OF SALES AND SERVICE                                             12,649,675            11,125,220
                                                                   -------------          ------------
     Gross Profit                                                      2,752,739             2,539,363

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                           2,235,870             2,225,851
                                                                   -------------          ------------

     Income from operations                                              516,869               313,512

INTEREST INCOME                                                          104,324                88,371
INTEREST EXPENSE                                                        (375,382)             (388,289)
                                                                   -------------          ------------

     Income before income taxes                                          245,811                13,594

INCOME TAXES                                                              95,400                 5,845
                                                                   -------------          ------------
NET INCOME                                                         $     150,411          $      7,749
                                                                   =============          ============

EARNINGS PER SHARE
     OF COMMON STOCK                                               $        0.02          $       0.00
                                                                   =============          ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK AND
     COMMON STOCK EQUIVALENTS OUTSTANDING                              7,450,600             7,512,000
                                                                   =============          ============


   See accompanying notes to the consolidated condensed financial statements.

            HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------
                                  (Unaudited)

                                                                                 THREE MONTHS ENDED

                                                                           1/31/97                   1/31/96
                                                                       --------------            ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                      $   14,106,498            $   13,555,057
     Cash paid to suppliers and employees                                 (14,854,232)              (14,547,390)
     Interest received                                                        104,324                    88,371
     Interest paid                                                           (366,619)                 (357,259)
     Income taxes paid                                                       (142,869)                  (21,900)
                                                                        -------------            --------------

     Net cash used for operating activities                                (1,152,898)               (1,283,121)
                                                                        -------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                               (138,387)                 (511,204)
     Proceeds from the sale of rental fleet                                       ---                   108,696
                                                                        -------------            --------------
     Net cash used for
         investing activities                                                (138,387)                 (402,508)
                                                                        -------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of capital lease obligations                                   (13,312)                   (7,156)
                                                                        -------------            --------------
     Net cash used for financing activities                                   (13,312)                   (7,156)


     Net cash used for operating, investing
         and financing activities                                          (1,304,597)               (1,692,785)

Cash and cash equivalents, beginning of period                              5,617,707                 4,012,860
                                                                        -------------            --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   4,313,110            $    2,320,075
                                                                        =============            ==============



         See accompanying notes to the consolidated financial statement

            HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONCLUDED)
-------------------------------------------------------------------------------
                                 (Unaudited)

                                                                                  THREE MONTHS ENDED

                                                                           1/31/97                   1/31/96
                                                                        -------------             --------------
RECONCILIATION OF NET INCOME TO NET CASH
     USED FOR OPERATING ACTIVITIES:

     Net income                                                           $   150,411               $     7,749

Adjustments to reconcile net income to net cash
     used for operating activities:
     Depreciation and amortization                                            110,864                    90,907
     Gain on disposal of rental fleet                                             ---                   (10,798)
        Cash provided by(used for):
               Accounts receivable                                         (1,295,916)                  (98,728)
               Inventories                                                   (968,158)               (4,787,989)
               Prepaid expenses                                                 7,919                    17,577
               Floor plan contracts                                           950,970                 3,708,538
               Accounts payable                                               381,696                  (213,191)
               Customer deposits                                               61,658                   208,103
               Accruals                                                      (552,342)                 (205,289)
                                                                       --------------              ------------

NET CASH USED FOR OPERATING ACTIVITIES                                    ($1,152,898)              ($1,283,121)
                                                                       ==============              ============





  See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 1996. The accompanying financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company elimination's necessary to summarize fairly the Company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for three months ended January 31, 1997 are not necessarily indicative of results to be expected for the Fiscal year.


NOTE 2.  INVENTORIES

         Inventories are summarized as follows:

                                       January 31, 1997                        October 31, 1996
                                       ----------------                        ----------------
New Vehicles                               $18,157,254                           $17,581,630
New Marine                                     857,966                               750,147
Used Vehicles                                3,538,257                             3,320,401
Used Marine                                    128,415                               117,164
Parts and Accessories                        1,483,132                             1,426,665
                                           -----------                           -----------

                                           $24,165,024                           $23,196,007
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

FINANCIAL CONDITION AS OF JANUARY 31, 1997 COMPARED TO JANUARY 31, 1996.

         The Company continued to maintain a strong financial position and high liquidity throughout the quarter. A net of $1.1 million was used for operating activities primarily to finance short term receivables due from finance companies providing retail financing for the Company's customer purchases of vehicles and boats.

          Cash used for investing activities decreased from $402,000 primarily used last year to fund the Bakersfield, California dealership construction, to $138,000 this year. The $138,000 was used primarily for the acquisition of additional undeveloped real property to expand the Bakersfield dealership, allowing for growth, primarily service facilities.

         The net results on the Company's cash position from all activities was a decrease of $1.3 million as compared to a decrease of $1.7 million last year, resulting in a cash position of $4.3 million as of January 31, 1997 as compared to $2.3 million as of January 31, 1996. The primary reason cash was $2 million higher in 1997, as compared to 1996, was $1.6 million more in cash at the beginning of the 1997 year as compared to the 1996 year.

         Net working capital increased to $10.6 million as of January 31, 1997 compared to $9.4 million as of January 31, 1996.

         The Company's principal long term commitments consist of obligations under operating leases. The Company also has a contingent liability to repay a portion of agency commission (referral fees) received principally from certain lending institutions whereby the Company referred customers to one or more third party financing sources and earned referral fees (agency commissions) if the lender consummated a loan contract with the customer. In some cases the Company is required to pay back (chargeback) the referral fee to the lender if the loan is paid off or foreclosed in the first six (6) months of the term of the loan, if the chargeback amount exceeds reserves retained by the lender. The Company records agency commission income based upon the amount earned less allowances for chargebacks. In determining the allowance, the Company takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks associated with these loans. The Company estimates the probability for loan pay-offs and the potential chargebacks to the Company related thereto. The Company also considers current and expected future economic conditions, the effects of the change in customer interest rates and the aging of all customer loans outstanding when estimating potential chargebacks to the Company. Management expects the current allowance for chargebacks to be sufficient to repay this chargeback contingency and does not expect the ultimate liability to have a significant impact on the liquidity of the Company.

         The Company's management is currently evaluating alternative sources of capital, its cost and its ultimate effect on the capitalization of the Company. The Company has $57 million maximum borrowing available under floor plan contracts of which $38 million was not used.

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


RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1997, COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1996.

         Sales and service revenue increased 12.7% to $15.4 million from $13.6 million primarily due to the increase in the sale of new and used recreation vehicles (RVs) at the Las Cruces, New Mexico, dealership, opened in October, 1995. Used sales were particularly strong increasing 33%. The Company's management feels these increases will continue, but to a lesser degree, and follow the forecast for the industry according to the CIT Group's Second Annual Recreation Vehicle Outlook (September, 1996), forecasting unit sales growth to increase 8% in 1997.

         Cost of sales, as a percent of revenue, increased to 82.1% from 81.4%.

         Gross profit increased 8.4% to $2.75 million from $2.54 million. As a percent of revenue, gross profit decreased to 17.9% from 18.6%. The decrease in gross profit as a percent of revenue, was due to deceased gross profits on new RVs resulting from increased pressure on margins from competitors due to oversupply of product, primarily in the Southeastern states.

         Selling, general and administrative (SG&A) expense remained the same, $2.2 million. The Company experienced some economics-of-scale, where by
revenues increased without a corresponding increase in expenses.   As a
percent of revenue, SG&A decreased to 14.5% from 16.3%.

         Income from operations increased 65% to $517,000 from $313,500. As a percent of revenue, income from operations increased to 3.4% from 2.3%.

         Interest income increased to $104,000 from $88,000 due to more cash to invest on a short term basis. Interest expense decreased slightly to $375,000 from $388,000, while the average outstanding floor plan contracts for the quarter in Fiscal 97 increased to $18 million as compared to an average outstanding in quarter for Fiscal 96 of $15.8 million. The lower interest cost, with increased average flooring, is the result of a change in the first quarter of the Company's primary floor plan source to obtain more favorable terms and conditions for financing the Company's new inventory.

         Income before income taxes increased to $245,811 from $13,594. As a percent of revenue, income before income taxes increased to 1.6% from 0.1%.

         The combined Federal and State income tax rate was 39% in Fiscal 97 compared to 43% in Fiscal 96. Income taxes for both periods varied from the Federal rates due to state income taxes.

         Net income increased to $150,411 from $7,749. As a percent of revenue, net income increased to 1.0% from 0.1%.

         The Company's management does not expect the increase in net income experienced in this quarter to continue at the same rate in the second quarter due to a continuation of increased pressure on gross margins from competitors. However, management does expect increases in the third and fourth quarters due to increased revenue in it's Western dealerships where competition is not as strong.

         Earnings per share increased to 2 cents from 0 cents per share.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1996 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1995.

         Sales and service revenue decreased 12% to $13.7 million from $15.5 million primarily due to a decrease in new vehicle sales. New vehicle dollar and unit sales decreased 17% and 15% respectively. The Company's management believes these decreases are a continuation of a national downward sales trend for new vehicles due to deceased consumer sentiment about the national economy. Furthermore, severe weather conditions adversely affected sales for some of the Company's dealerships, especially the California dealerships.

         Cost of sales, as a percentage of revenue, decreased to 81.4% from 83.0%.

         Gross profit decreased 3.7% to $2.54 million from $2.64 million. As a percent of revenue, gross profit increased to 18.6% from 17.0% primarily due to an increase in the average gross profit per new vehicle sold, resulting from a company wide management focus on increasing gross profit on the sale of new vehicles.

         Selling, general and administrative (SG&A) expenses increased 1.8% to $2.23 million from $2.19 million. As a percent of revenue, SG&A expenses increased to 16.3% from 14.1%. The increase in SGK&A expense was primarily due to start up expense at the Company's new Las Cruces New Mexico dealership. On a same store basis SG&A decreased 3.6%.

         Income from operations decreased 30% to $313,500 from $450,300. As a percent of revenue, income from operations increased to 2.3% from 2.9%.

         Interest income decreased to $88,400 from $94,700 due to the Company having less cash to invest. Interest expense increased 17.8% to $388,300 from $329,500 due to increased floor plan balances for new vehicle inventories resulting primarily from the addition of "highline" diesel powered, bus type RVs.

         Income before income taxes decreased 94% to $13,594 from $215,515. As a percent of revenue, income before income taxes decreased to 0.1% from 1.4%.

         The combined Federal and State income tax rate was 43% in Fiscal 96 compared to 38.9% in Fiscal 95. Income taxes for both periods varied from the Federal statutory rates due to state income taxes.

         Net income decreased 94% to $7,749 from $131,680.   Net income, as a
percentage of revenue decreased to 0.1% from 0.8%.

         Earnings per share decreased to 0 cents from 2 cents per share.

                                    PART II

                               OTHER INFORMATION


         There is no information to report under Items 1, 2, 3 and 5 of
Part II of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

            27       Financial Data Schedule (for SEC use only).


         REPORTS ON FORM 8-K

            None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date                                 HOLIDAY RV SUPERSTORES, INCORPORATED




March 12, 1997                      /s/  Newton C. Kindlund
                                    -----------------------------------------
                                    Newton C. Kindlund, President,
                                    Chief Executive Officer
                                    Principal Executive Officer





March 12, 1997                      /s/  Joanne M. Kindlund
                                    -----------------------------------------
                                    Joanne M. Kindlund, Executive
                                    Vice President-Administration,
                                    Secretary/Treasurer
                                    Principal Administrative Officer





March 12, 1997                      /s/  W. Hardee McAlhaney
                                    -----------------------------------------
                                    W. Hardee McAlhaney, Vice President
                                    Chief Financial Officer
                                    Principal Financial and Accounting Officer