Form 10-Q
period 1997-04-30
HOLIDAY RV SUPERSTORES INC
filed 1997-06-12
CIK 822076

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC  20549
                       __________________________________

                                   FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

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

       As of May 30, 1997, Holiday RV Superstores, Incorporated had outstanding 7,435,700 shares of Common Stock, par value $.01 per share.

                               TABLE OF CONTENTS

Item                                                                                                       Page
                                                 Part I

                                         Financial Information

1.    Financial Statements...............................................................................      3


      Consolidated Condensed Balance Sheets .............................................................      4

      Consolidated Condensed Statements of Income .......................................................      5

      Consolidated Condensed Statement of Cash Flows....................................................       6

      Notes to Consolidated Condensed Financial
              Statements ...............................................................................       8

2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................................................       9



                                                Part II

                                           Other Information


4.    Submission of Matters to a Vote of Security Holders...............................................      13


6.    Exhibits and Reports on Form 8-K..................................................................      13


                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


            HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------

                                    ASSETS


                                                                             04/30/97                 10/31/96
                                                                           (Unaudited)
                                                                           -----------             -------------
CURRENT:

     Cash and cash equivalents                                             $  5,854,036              $  5,617,707
     Accounts receivable:
          Trade and contracts in transit                                      1,100,511                   506,804
          Other                                                                 462,899                   254,861
     Inventories                                                             22,823,177                23,196,007
     Refundable income taxes                                                       ----                     7,919
     Deferred income taxes                                                      147,000                   147,000
                                                                           ------------              ------------

          TOTAL CURRENT ASSETS                                               30,387,623                29,730,298


PROPERTY AND EQUIPMENT,
     less accumulated depreciation                                            4,344,656                 4,350,649

OTHER ASSETS,

   principally covenant not to compete                                          301,850                   330,200
                                                                           ------------              ------------

          TOTAL ASSETS                                                     $ 35,034,129              $ 34,411,147
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

            HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              04/30/97                 10/31/96
                                                                            (Unaudited)
                                                                            ------------             -------------
CURRENT LIABILITIES:

     Floor plan contracts                                                  $ 17,178,493              $ 17,504,302
     Accounts payable                                                         1,080,196                   547,375
     Customer deposits                                                          173,015                    76,405
     Accrued expenses                                                           681,006                 1,103,729
     Current portion of capital lease obligations                                58,643                    49,737
                                                                           ------------              ------------
          TOTAL CURRENT LIABILITIES                                          19,171,353                19,281,548

 LONG TERM CAPITAL LEASE OBLIGATIONS
    less current portion                                                        308,709                   345,962

DEFERRED INCOME TAXES                                                            11,000                    11,000

STOCKHOLDERS' EQUITY:
     Common stock $.01 par - shares authorized
          10,000,000; issued 7,465,000                                           74,650                    74,650
     Additional paid-in capital                                               5,109,071                 5,109,071
     Retained earnings                                                       10,424,047                 9,672,109
     Less:
       Treasury stock, at cost, 15,300 shares                                   (46,430)                  (46,430)
       Deferred compensation                                                    (18,271)                  (36,763)
                                                                           ------------              ------------

          TOTAL STOCKHOLDERS' EQUITY                                         15,543,067                14,772,637
                                                                           ------------              ------------

TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                             $ 35,034,129              $ 34,411,147
                                                                           ============              ============



  See accompanying notes to the consolidated condensed financial statements.

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

--------------------------------------------------------------------------------
                                  (Unaudited)

                                                 Three Months Ended                       Six Months Ended
                                           04/30/97             04/30/96             04/30/97             04/30/96
                                         ------------         ------------      --------------          --------------
SALES & SERVICE REVENUE                 $  21,431,451         $  25,922,459      $   36,833,865         $   39,587,042

COST OF SALES AND SERVICE                  17,547,310            21,663,210          30,196,985             32,788,430
                                        -------------         -------------      --------------         --------------
     Gross Profit                           3,884,141             4,259,249           6,636,880              6,798,612

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                2,684,890             2,932,648           4,920,760              5,158,499
                                        -------------         -------------      --------------         --------------

     Income from operations                 1,199,251             1,326,601           1,716,120              1,640,113

INTEREST INCOME                               103,481                94,382             207,805                182,753
INTEREST EXPENSE                              319,605               327,386             694,987                715,675
                                        -------------         -------------      --------------         --------------

     Income before income taxes               983,127             1,093,597           1,228,938              1,107,191

INCOME TAXES                                  381,600               433,655             477,000                439,500
                                        -------------         -------------      --------------         --------------


NET INCOME                              $     601,527         $     659,942      $      751,938         $      667,691
                                        =============         =============      ==============         ==============
EARNINGS PER SHARE
     OF COMMON STOCK                    $        0.08         $        0.09      $         0.10         $         0.09

                                        =============         =============      ==============         ==============
WEIGHTED AVERAGE NUMBER OF COMMON
 STOCK AND COMMON STOCK EQUIVALENTS
 OUTSTANDING                                7,470,000             7,457,000           7,474,000              7,505,000
                                        =============         =============      ==============         ==============


   See accompanying notes to the consolidated condensed financial statements.

            HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
                                  (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                                      APRIL 30
                                                                           1997                       1996
                                                                      ---------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                      $   36,031,680            $   39,319,985
     Cash paid to suppliers and employees                                 (34,637,222)              (38,211,694)
     Interest received                                                        207,805                   182,753
     Interest paid                                                           (684,144)                 (712,307)
     Income taxes paid                                                       (485,578)                 (420,016)
                                                                       --------------            --------------

  Net cash provided by operating activities                                   432,541                   158,721
                                                                       --------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                               (168,865)                 (461,972)
     Proceeds from the sale of equipment                                        1,000                     -----
                                                                       --------------            --------------


Net cash used for investing activities                                       (167,865)                 (461,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of capital lease obligations                                   (28,347)                  (20,193)
                                                                       --------------            --------------


Net cash used for financing activities                                        (28,347)                  (20,193)

Net cash provided by (used for)operating, investing
     and financing activities                                                 236,329                  (323,444)

Cash and cash equivalents, beginning of period                              5,617,707                 4,012,860
                                                                       --------------            --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $    5,854,036            $    3,689,416
                                                                       ==============            ==============



    See accompanying notes to the consolidated condensed financial statement

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
                                  (Unaudited)

                                                                                    SIX MONTHS ENDED
                                                                                         APRIL 30
                                                                              1997                       1996
                                                                           -------------            -------------
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:

      Net income                                                           $   751,938               $   667,691


      Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                             227,230                   192,129
     (Gain) loss on disposal of property and equipment
         and rental fleet                                                         (440)                    2,817

         Cash provided by(used for):
                    Accounts receivable                                       (801,745)                 (269,874)
                    Inventories                                                372,830                (4,160,853)
                    Prepaid expenses                                             7,919                    39,333
                    Other assets                                                (6,090)                    7,701
                    Floor plan contracts                                      (325,809)                3,440,418
                    Accounts payable                                           532,821                   280,052
                    Customer deposits                                           96,610                   163,327
                    Accruals                                                  (422,723)                 (204,020)
                                                                           -----------               -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES:                                 $   432,541               $   158,721
                                                                           ===========               ===========




  See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year
ended October 31, 1996.   The accompanying financial statements have not been
examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company eliminations necessary to summarize fairly the Company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for three and six months ended April 30, 1997 are not necessarily indicative of results to be expected for the fiscal year.


NOTE 2.  INVENTORIES

    Inventories are summarized as follows:

                                        April 30, 1997                      October 31, 1996
                                        --------------                      ----------------
New Vehicles                               $17,150,052                           $17,581,630
New Marine                                     729,918                               750,147
Used Vehicles                                3,242,500                             3,320,401
Used Marine                                    100,010                               117,164
Parts and Accessories                        1,600,697                             1,426,665
                                          ------------                           -----------

                                           $22,823,177                           $23,196,007
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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward looking statements.
The Company wishes to caution investors that any forward looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed in the Company's Form 10-K for the year ended October 31, 1996 (many of which have been discussed in prior SEC filings by the Company.) Though the Company has attempted to list the factors it believes to be important to its business the Company wishes to caution investors that other factors may prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements.

    Investors are further cautioned not to place undue reliance on any forward looking statements as they speak only of the Company's view as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

FINANCIAL CONDITION AS OF APRIL 30, 1997 COMPARED TO APRIL 30, 1996.

    The Company continued to maintain a strong financial position and high liquidity for the first six months of fiscal 97. Changes in cash flows resulted primarily from lower revenue and lower cost to provide goods and services associated with lower revenue. Cash used for accounts receivable increased $532,000 to $802,000 to finance short term receivables due from finance companies providing retail financing for the Company's customers. Inventory decreases of $373,000 provided cash used primarily to pay off corresponding floor plan contracts of $326,000. In fiscal 96 inventory increases used $4.2 in cash of which only $3.4 million of cash was provided by floor plan contracts. The $720,000 increase not financed by floor plan contracts was primarily due to increased used RV inventory not floored. The Company's policy is not to floor plan used inventory.

    Cash used for investing activities decreased from $462,000 used the prior year to fund the Bakersfield California dealership construction, to $169,000 used this year for the acquisition of additional undeveloped real property to expand the Bakersfield dealership, and to fund improvements to a newly leased dealership facility in Fort Myers, Florida.

    The net results on the Company's cash from all activities was an increase of $236,000 compared to a use of $323,000 in the prior year. These changes resulted in a cash position of $5.8 million as of April 30, 1997 as compared to $3.7 million as of April 30, 1996.

    Net working capital increased to $11.2 million as of April 30, 1997, compared to $10.5 million as of April 30, 1996.

    The Company's principal long term commitments consist of obligations under operating leases. The Company also has a contingent liability to repay a portion of agency commission (referral fees) received principally from certain lending institutions whereby the Company referred customers to one or more third party financing sources and earned referral fees (agency commissions) if the lender consummated a loan contract with the customer. In some cases the Company is required to pay back (chargeback) the referral fee to the lender if the loan is paid off or foreclosed in the first six (6) months of the term of the loan, if the chargeback amount exceeds reserves retained by the lender. The Company records agency commission income based upon the amount earned less allowances for chargebacks. In determining the allowance, the Company takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks to the Company related thereto. The Company also considers current and expected future economic conditions, the effects of the change in customer interest rates and the aging of all customer loans outstanding when estimating potential chargebacks to the Company. Management expects the current allowance for chargebacks to be sufficient to repay this chargeback contingency and does not expect the ultimate liability to have a significant impact on the liquidity of the Company.

    The Company has $57 million maximum borrowing available under floor plan contracts of which $40 million was not used.

    The Company's management feels it can obtain additional debt financing at reasonable interest rates for expansion and/or diversification of its operations. Currently, management has no expansion or diversification prospects requiring a secondary stock offering or conversion of the financing debt to common stock. Management does intend to continue to issue common stock and/or options on common stock as a partial payment for acquisitions when cost effective. However, management expects the dilutive effect on the common stockholders of the Company resulting from issuing such common stock or options to be minimal.

    Management believes that during the next twelve months cash generated by operating activities, cash and cash equivalents on deposit with financial institutions and financing currently available from floor plan financing companies will be sufficient for its capital and operating needs for its existing operations.

RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1996.

    Sales and service revenue decreased 17% to $21.4 million from $25.9 million due to lower revenue from the eastern dealerships. Revenue was down in all major revenue sources except service related revenue was up 3%.

    According to Automotive News (May 12, 1997), total shipments to dealers from manufacturers were down 1.7% and motorhome shipments down 10.3%, for the first three months of calendar 1997. This general downward trend and increased competition in the Company's eastern markets accounts for the decrease in the Company's revenue in fiscal 97. Consequently the Company's management has made a number of strategic changes in store management, marketing strategy, and relocated the Ft. Myers dealership to an upgraded facility with higher visibility.

    As a result of these changes management feels the eastern dealerships will become more competitive. However, management does not feel the Company's revenue for the remaining two quarters of fiscal 97 will exceed last year's revenue due to a continued decrease in the overall demand for it's products and increased competition in it's eastern markets.

    Gross profit decreased 8.8% to $3.9 million from $4.3 million. As a percent of revenue, gross profit increased to 18.1% from 16.4% primarily as a result of increased margins on used RVs sold.

    Selling, general and administrative (SG&A) expenses decreased 8.4% to $2.68 million from $2.93 million due to lower expenses resulting from lower revenue. As a percent of revenue, SG&A increased to 12.5% from 11.3%.

    Income from operations decreased 9.6% to $1.2 million from $1.3 million. As a percent of revenue, income from operations increased to 5.6% from 5.1%.

    Interest income increased 9.6% to $103,000 from $94,000. Interest expense decreased slightly to $320,000 from $327,000.

    Income before income taxes decreased 10.1% to $983,000 from $1,094,000. As a percent of revenue, income before income taxes increased to 4.6% from 4.2%.

    The combined Federal and State income tax rate was 38.8% compared to 39.6%. Income taxes for both periods varied from the Federal statutory rates due to State Income Taxes.

    Net income decreased 8.9% to $601,527 from $659,942. As a percent of revenue, net income increased to 2.8% from 2.5%.

    Earnings per share decreased to 8 cents from 9 cents.

RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 1997 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 1996.

    Sales and service revenue decreased 7% to $36.8 million from $39.6 million. Revenue was down primarily due to an 11% decrease in new RV and Marine sales. Revenue from the sale of used RVs and Marine, and service related revenue, increased 2% and 3% respectively.

    Gross profit decreased 2.4% to $6.6 million compared to $6.8 million. As a percent of revenue, gross profit increased to 18.0% from 17.2% primarily due to increased margins from the sale of used RVs.

    Selling, general and administrative (SG&A) expenses decreased 4.6% to $4.9 million from $5.2 million, due to lower expenses resulting from low revenue. As a percent of revenue, SG&A increased to 13.4% from 13.0%.

    Income from operations increased 4.6% to $1.72 million from $1.64 million. As a percent of revenue, income from operations increased to 4.7% from 4.1%.

    Interest income increased 13.7% to $208,000 from $183,000. Interest expense decreased 3% to $695,000 from $716,000.

    Income before income taxes increased 11% to $1,228,938 from $1,107,191. As a percent of revenue, income before income taxes increased to 3.3% from 2.8%.

    The combined Federal and State income tax rate was 38.8% compared to 39.7%.

    Net income increased 12.6% to $751,938 from $667,691. As a percent of revenue net income increased to 2.0% from 1.7%.

    Earnings per share increased to 10 cents from 9 cents.

                                    PART II

                               OTHER INFORMATION


    There is no information to report under Items 1, 2, 3 and 5 of Part II of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Shareholders held May 19, 1997 the following individuals were re-elected to the Board of Directors:

         Paul G. Clubbe                                     Joanne M. Kindlund
         Roy W. Parker                                      Newton C. Kindlund
         Harvey M. Alper                                   W. Hardee McAlhaney
         James P. Williams


    The company did not solicit proxies for the meeting. A total of 4,543,736 shares of Common Stock were represented and voted at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   EXHIBITS

      27          Financial Data Schedule (for SEC use only).

   FORM 8-K

                  The Company filed no report on Form 8-K for the three months ended April 30, 1997.

                                  Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date                                     HOLIDAY RV SUPERSTORES, INCORPORATED


June 9, 1997                             /S/ Newton C. Kindlund
                                         --------------------------------------
                                         Newton C. Kindlund, President
                                         Chief Executive Officer
                                         Principal Executive Officer





June 9, 1997                             /S/ W. Hardee McAlhaney
                                         --------------------------------------
                                         W. Hardee McAlhaney, Vice President
                                         Chief Financial Officer
                                         Principal Financial and
                                         Accounting Officer





June 9, 1997                             /S/ Joanne M. Kindlund
                                         --------------------------------------
                                         Joanne M. Kindlund, Secretary
                                         Treasurer
                                         Principal Secretary and Treasurer