Form 10-Q
period 1997-07-31
HOLIDAY RV SUPERSTORES INC
filed 1997-09-12
CIK 822076

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC  20549
                       __________________________________

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

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

       As of September 2, 1997, Holiday RV Superstores, Incorporated had outstanding 7,435,700 shares of Common Stock, par value $.01 per share.

                               TABLE OF CONTENTS

Item                                                                                                                 Page
                                                          Part I

                                                  Financial Information



1.       Financial Statements...................................................................................        3

         Consolidated Condensed Balance Sheets .................................................................        3

         Consolidated Condensed Statements of Income ...........................................................        5

         Consolidated Condensed Statements of Cash Flows........................................................        6

         Notes to Consolidated Condensed Financial
                 Statements ....................................................................................        8

2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...........................................................        9



                                                         Part II

                                                    Other Information


4.      Submission of Matters to a Vote of Securities Holders...................................................       13


6.       Exhibits and Reports on Form 8-K.......................................................................       13


                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

            ------------------------------------------------------

                                     ASSETS


                                                                              07/31/97                 10/31/96
                                                                            -----------             -------------
                                                                            (Unaudited)
CURRENT:

     Cash and cash equivalents                                             $  7,440,595              $  5,617,707
     Accounts receivable:
          Trade and contracts in transit                                        594,528                   506,804
          Other                                                                 395,584                   254,861
     Inventories                                                             20,823,252                23,196,007
     Refundable income taxes                                                       ----                     7,919
     Deferred income taxes                                                      147,000                   147,000
                                                                           ------------              ------------

          TOTAL CURRENT ASSETS                                               29,400,959                29,730,298


PROPERTY AND EQUIPMENT,
     less accumulated depreciation                                            4,257,546                 4,350,649

OTHER ASSETS,
   principally covenant not to compete                                          279,155                   330,200
                                                                           ------------              ------------

          TOTAL ASSETS                                                     $ 33,937,660              $ 34,411,147
                                                                           ============              ============


   See accompanying notes to the consolidated condensed financial statements.

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

            ------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             07/31/97                 10/31/96
                                                                           ------------              ------------
                                                                           (Unaudited)
CURRENT LIABILITIES:
     Floor plan contracts                                                  $ 15,697,063              $ 17,504,302
     Accounts payable                                                         1,147,102                   547,375
     Customer deposits                                                          252,004                    76,405
     Accrued expenses                                                           651,974                 1,103,729
     Current portion of capital lease obligations                                57,283                    49,737
                                                                           ------------              ------------
          TOTAL CURRENT LIABILITIES                                          17,805,426                19,281,548

LONG TERM CAPITAL LEASE OBLIGATIONS
    less current portion                                                        297,353                   345,962

DEFERRED INCOME TAXES                                                            11,000                    11,000

STOCKHOLDERS' EQUITY:
     Common stock $.01 par - shares authorized
          10,000,000; issued 7,465,000                                           74,650                    74,650
     Additional paid-in capital                                               5,109,071                 5,109,071
     Retained earnings                                                       10,695,615                 9,672,109
     Less:
       Treasury stock, at cost, 15,300 shares                                   (46,430)                  (46,430)
       Deferred compensation                                                     (9,025)                  (36,763)
                                                                           ------------              ------------

          TOTAL STOCKHOLDERS' EQUITY                                         15,823,881                14,772,637
                                                                           ------------              ------------

TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                             $ 33,937,660              $ 34,411,147
                                                                           ============              ============


  See accompanying notes to the consolidated condensed financial statements.

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

            ------------------------------------------------------

                                  (Unaudited)

                                                 Three Months Ended                       Nine Months Ended
                                            07/31/97             07/31/96             07/31/97             07/31/96
                                        -------------        -------------      --------------           --------------
SALES & SERVICE REVENUE                 $   15,581,274         $  18,498,279       $   52,415,139         $   58,085,321

COST OF SALES AND SERVICE                   12,426,627            15,094,331           42,623,612             47,882,761
                                        --------------         -------------       --------------         --------------

     Gross Profit                            3,154,647             3,403,948            9,791,527             10,202,560

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                 2,503,103             2,566,271            7,423,863              7,724,770
                                        --------------         -------------       --------------         --------------

     Income from operations                    651,544               837,677            2,367,664              2,477,790

INTEREST INCOME                                143,766                90,897              351,571                273,650
INTEREST EXPENSE                               352,742               389,783            1,047,729              1,105,458
                                        --------------         -------------       --------------         --------------

     Income before income taxes                442,568               538,791            1,671,506              1,645,982

INCOME TAXES                                   171,000               214,500              648,000                654,000
                                        --------------         -------------       --------------         --------------


NET INCOME                              $      271,568         $     324,291       $    1,023,506         $      991,982
                                        ==============         =============       ==============         ==============
EARNINGS PER SHARE
     OF COMMON STOCK                    $         0.04         $        0.04       $         0.14         $         0.13
                                        ==============         =============       ==============         ==============
WEIGHTED AVERAGE NUMBER
     OF COMMON STOCK AND
     COMMON STOCK EQUIVALENTS
     OUTSTANDING                             7,468,000             7,500,500            7,468,000              7,549,000
                                        ==============         =============       ==============         ==============


   See accompanying notes to the consolidated condensed financial statements.

            HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

            ------------------------------------------------------

                                  (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                                    JULY 31
                                                                             1997                    1996
                                                                        --------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                      $   52,199,389           $   58,549,993
     Cash paid to suppliers and employees                                 (48,796,951)             (55,229,353)
     Interest received                                                        351,571                  273,650
     Interest paid                                                         (1,045,201)              (1,096,498)
     Income taxes paid                                                       (654,385)                (701,246)
                                                                       --------------           --------------
  Net cash provided by operating activities                                 2,054,423                1,796,546
                                                                       --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                               (191,472)                (506,888)
     Proceeds from sale of equipment                                            1,000                     ----
                                                                       --------------           --------------
Net cash used for
     investing activities                                                    (190,472)                (506,888)
                                                                       --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of capital lease obligations                                   (41,063)                 (33,260)
                                                                       ---------------          --------------
Net cash used for financing activities                                        (41,063)                 (33,260)

Net cash used for (provided by) operating, investing
     and financing activities                                               1,822,888                1,256,398

Cash and cash equivalents, beginning of year                                5,617,707                4,012,860
                                                                       --------------           --------------

CASH AND CASH EQUIVALENTS, END OF QUARTER                              $    7,440,595                5,269,258
                                                                       ==============           ==============



   See accompanying notes to the consolidated condensed financial statement.

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            ------------------------------------------------------

                                  (Unaudited)

                                                                                 NINE MONTHS ENDED
                                                                                     JULY 31
                                                                            1997                        1996
                                                                      ---------------            --------------
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

     Net income                                                         $    1,023,506             $     991,982

     Adjustments to reconcile net income to net cash provided by (used for) operating activities:

     Depreciation and amortization                                             350,278                   293,899
     (Gain) loss on disposal of property and equipment
        and rental fleet                                                        12,697                    42,182

        Cash provided by (used for):
                    Accounts receivable                                       (228,447)                  422,490
                    Inventories                                              2,372,755                (1,882,012)
                    Prepaid expenses                                             7,919                    39,333
                    Other Assets                                                  (617)                    8,082

                    Floor plan contracts                                    (1,807,239)                2,011,863

                    Accounts payable                                           599,727                    87,486
                    Customer deposits                                          175,599                   123,446
                    Accruals                                                  (451,755)                 (342,205)
                                                                        --------------             -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES:                              $    2,054,423             $   1,796,546
                                                                        ==============             =============




  See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 1996. The accompanying financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company elimination's necessary to summarize fairly the Company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for three and nine months ended July 31, 1997 are not necessarily indicative of results to be expected for the fiscal year.


NOTE 2.  INVENTORIES

    Inventories are summarized as follows:

                                         July 31, 1997                      October 31, 1996
                                         -------------                      ----------------
New Vehicles                               $15,684,668                           $17,581,630
New Marine                                     554,505                               750,147
Used Vehicles                                2,950,144                             3,320,401
Used Marine                                     82,321                               117,164
Parts and Accessories                        1,551,614                             1,426,665
                                           -----------                           -----------
                                           $20,823,252                           $23,196,007
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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward looking statements.
The Company wishes to caution investors that any forward looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed in the Company's Form 10-K for the year ended October 31, 1996 (many of which have been discussed in prior SEC filings by the Company.) Though the Company has attempted to list the factors it believes to be important to its business the Company wishes to caution investors that other factors may prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it access the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements.

    Investors are further cautioned not to place undue reliance on any forward looking statements as they speak only of the Company's view as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

NEW FINANCIAL ACCOUNTING STANDARDS ISSUED

    In February 1997, The Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which is effective for interim and annual periods ending after December 15, 1997. The overall objective of SFAS No. 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with International Accounting Standards. The Company will be required to adopt SFAS No. 128 in the first quarter of 1998, but does not expect that the adoption will have a material effect on earnings per share.

FINANCIAL CONDITION AS OF JULY 31, 1997 COMPARED TO JULY 31, 1996.

    The Company continued to maintain a strong financial position and high liquidity for the first nine months of Fiscal 97. Decreases in cash flows resulting from lower revenue were offset by decreases in cash paid to suppliers and employees, resulting in a net cash provided by operating activities of $2.0 million in Fiscal 97 compared to $1.8 million in Fiscal 96. Cash used for investing activities decreased from $506,000 used in Fiscal 96 primarily to fund the new Bakersfield dealership facility, to $190,000 in Fiscal 97 primarily used for the acquisition of additional undeveloped real property to expand the Bakersfield dealership and to fund improvements to a newly leased dealership in Fort Myers.

    The net results on the Company's cash from all activities was an increase of $1.8 million in Fiscal 97 compared to an increase of $1.3 million in Fiscal
96. These changes resulted in a cash position of $7,441,000 as of July 31, 1997 as compared to $5,269,000 as of July 31, 1996.

    Net working capital increased to $11.6 million as of July 31, 1997 as compared to $10.5 million as of July 31, 1996.

    The Company's principal long term commitments consist of obligations under operating and capital leases. The Company also has a contingent liability to repay a portion of agency commission (referral fees) received principally from certain lending institutions whereby the Company referred customers to one or more third party financing sources and earned referral fees (agency commissions) if the lender consummated a loan contract with the customer. In some cases, the Company is required to pay back (chargeback) the referral fee to the lender if the loan is paid off or foreclosed in the first six (6) months of the term of the loan, if the chargeback amount exceeds reserves retained by the lender. The Company records agency commission income based upon the amount earned less allowances for chargebacks. In determining the allowance, the Company takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks to the Company related thereto. The Company also considers current and expected future economic conditions, the effects of the change in customer interest rates and the aging of all customer loans outstanding when estimating potential chargebacks to the Company. Management expects the current allowance for chargebacks to be sufficient to repay this chargeback contingency and does not expect the ultimate liability to have a significant impact on the liquidity of the Company.

    The Company's maximum borrowing as of July 31, 1997 available under floor plan contracts was $47 million, a decrease of $10 million from the previous quarter due to the elimination of one of it's floor plan lending sources for inactivity of the account. As of July 31, 1997 the Company had $31 million of unused floor plan.

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

RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JULY 31, 1997 COMPARED TO THE THREE MONTHS ENDED JULY 31, 1996.

    Sales and service revenue decreased 16% to $15.6 million from $18.5 million due to lower revenue from the eastern dealerships. Revenue was down in all major sources except service related revenue was up 6%.

    According to RV Business (August, 1997) towable RV retail sales were up 0.8%, and motorized RV retail sales were down 8.4%, for the four months ended April, 1997. This general overall downward trend and increased competition in the Company's eastern markets accounts for the decrease in the Company's revenue in Fiscal 97. Consequently, the Company's management is continuing to make a number of strategical changes in store management and marketing strategy including the relocation of the Ft. Myers dealership.

    As a result of these changes management feels the eastern dealerships will become more competitive and increase revenue. However, management does not feel the Company's revenue for the remainder of Fiscal 97 will exceed last year's revenue due to continued decrease in the overall demand for it's products and increased competition in it's eastern markets.

    Gross profit decreased 7% to $3.2 million from $3.4 million. As a percent of revenue, gross profit increased to 20.2% from 18.4% primarily as a result of increased margins on the sale of used RVs.

    Selling, general and administrative (SG&A) expenses decreased 2.5% to $2.5 million from $2.6 million. As a percent of revenue, SG&A increased to 16.1% from 13.9%.

    Income from operations decreased 22% to $651,000 from $838,000. As a percent of revenue, income from operations deceased to 4.2% from 4.5%.

    Interest income increased 58% to $144,000 from $91,000, due to increased cash available for short term investment. Interest expense decreased 10% to $353,000 from $390,000.

    Income before income taxes decreased 18% to $443,000 from $539,000. As a percent of revenue, income before income taxes decreased slightly to 2.8% from 2.9%.

    The combined Federal and State income tax rate was 38.7% compared to 39.8%. Income taxes for both periods varied from the Federal statutory rates due to State income taxes.

    Net income decreased 16% to $271,568 from $324,291. As a percent of revenue, net income decreased slightly to 1.7% from 1.8%.

    Earnings per share remained the same, 4 cents per share.

RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 1997 COMPARED TO THE NINE MONTHS ENDED JULY 31, 1996.

    Sales and service revenue decreased 10% to $52.4 million from $58.1 million primarily due to a 13% decrease in new RV and marine sales from the eastern dealerships. Service and parts related revenue increased 5%.

    Gross profit decreased 4% to $9.8 million from $10.2 million. As a percent of revenue, gross profit increased to 18.7% from 17.6% primarily due to increased margins from the sale of used RVs.

    Selling, general and administrative (SG&A) expenses decreased 4.0% to $7.4 million from $7.7 million due to lower selling related expenses. As a percent of revenue, SG&A increased to 14.2% from 13.3%.

    Income from operations decreased 4.4% to $2.4 million from $2.5 million. As a percent of revenue, income from operations increased slightly to 4.5% from 4.3%.

    Interest income increased 29% to $352,000 from $274,000, due to more cash available for short term investment. Interest expense decreased 5% to $1.05 million from $1.11 million.

    Income before income taxes increased 1.6% to $1,672,000 from $1,646,000. As a percentage of revenue, income before income taxes increased to 3.2% from 2.8%.

    The combined Federal and State income tax rate was 38.8% compared to 39.8%. Income taxes for both periods varied from the Federal statutory rates due to State income taxes.

    Net income increased 3.2% to $1,023,506 from $991,982. As a percent of revenue, net income increased to 2.0% compared to 1.7%.

    Earnings per share increased to 14 cents from 13 cents.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS

    27                    Financial Data Schedule (for SEC use only).


    FORM 8-K

    The Company filed a report on Form 8-K on August 21, 1997 reporting under item 4. the dismissal of it's prior certifying accountant, BDO Seidman, LLP. The response letter from BDO Seidman, LLP was included as an exhibit.

                                  Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date                                       HOLIDAY RV SUPERSTORES, INCORPORATED


September 10, 1997                         /S/ Newton C. Kindlund
                                           -----------------------------------
                                           Newton C. Kindlund, President
                                           Chief Executive Officer
                                           Principle Executive Officer





September 10, 1997                         /S/ W. Hardee McAlhaney
                                           -----------------------------------
                                           W. Hardee McAlhaney, Vice President
                                           Chief Financial Officer
                                           Principal Financial and Accounting
                                           Officer





September 10, 1997                         /S/ Joanne M. Kindlund
                                           -------------------------------------
                                           Joanne M. Kindlund, Secretary
                                           Treasurer
                                           Principal Secretary and Treasurer