Form 10-K
period 1997-10-31
HOLIDAY RV SUPERSTORES INC
filed 1998-01-27
CIK 822076

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                F O R M  10 - K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997
                                      or
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of voting stock held by non-affiliates as of January
16, 1998, was approximately  $ 6,014,000.              .

As of January 16, 1998, Holiday RV Superstores, Incorporated had outstanding 7,433,700 shares of Common Stock.




                     (See page 37 for index of exhibits)

                               TABLE OF CONTENTS

Item                                                                                 Page
----                                                                                 ----
                                           PART I
                                           ------

 1.  Business ................................................................         3

 2.  Properties ..............................................................         9

 3.  Legal Proceedings .......................................................        11

 4.  Submission of Matters to a Vote of
     Security Holders ........................................................        11

                                           PART II
                                           -------

 5.  Market for Registrant's Common Equity and
     Related Stockholder Matters .........................................            12

 6.  Selected Financial Data .............................................            13

 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operation ..................................            15

 8.  Financial Statements and Supplementary Data .........................            23

 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure .................................            24

                                          PART III
                                          --------

10.  Directors and Executive Officers of the Registrant ..................            25

11.  Executive Compensation ..............................................            28

12.  Security Ownership of Certain Beneficial Owners
     and Management ......................................................            34

13.  Certain Relationships and Related Party Transactions ................            36

                                        PART IV
                                        -------

14.  Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K..................................................            37


                                     PART I


ITEM 1.  BUSINESS


GENERAL

  The Registrant ("Company") is a multi-store retail chain engaged in the retail sales and service of recreation vehicles ("RVs) and recreation boats. The Company currently operates eight sales and service retail centers, one in the heart of the Walt Disney World tourist area in Orlando, Florida, two in the Gulf Coast tourist areas of Tampa and Ft. Myers, Florida, one in Atlanta, Georgia adjacent to Interstate 75, one in Greer, South Carolina adjacent to Interstate 85, two in California's central valley cities of Sacramento and Bakersfield and one adjacent to Interstate 10 in Las Cruces, New Mexico.

  All centers offer a full line of both new and used recreation vehicles and maintain full parts and service facilities, body repair shops and are equipped to repair virtually any type of recreational vehicle. The Greer and Las Cruces centers sell and service boats and related marine products. The Atlanta center sells a limited line of boats.

RECREATIONAL VEHICLE INDUSTRY

  The recreation vehicle industry is approximately a $16 billion dollar a year industry in the United States (Recreational Vehicle Industry Association, "RVIA", Reston, Virginia), catering to the travel and leisure-time needs of the an estimated 25 million RV enthusiasts through the sale and service of recreation vehicles. According to the RVIA, (RV NEWS, December 1997) 466,800 new RVs were shipped by manufacturers to dealers in 1996 compared to 475,200 RVs in 1995, 518,800 in 1994, and 420,200 in 1993. Industry shipment peaked in 1976 through 1978 with 526,000 to 534,000 units.

  One in ten American families own a recreation vehicle in the United States, and over 20,000 public and privately owned campgrounds operate nationwide, according to the RVIA, (RV TRADE DIGEST, October, 1992). There are over 9 million RVs on the road and an estimated 25 million Americans travel in RVs
(RVIA). There are approximately 170 vehicle manufacturers, 295 suppliers and in excess of 3,000 RV dealers (RVIA).

  The types of recreation vehicles sold by the company consist primarily of travel trailers and fifth wheels (towables), designed to be towed by another vehicle, and motorized self-propelled units, built on automotive chassis (motorized vehicles).

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

  Currently, there are many manufacturers of both towable and motorized recreation vehicles. Although there are several sources for manufactured conventional vans including Ford, GMC, and Chrysler, and other foreign manufacturers, there are only four major manufacturers in the United States supplying chassis with engine and drive components to the recreational vehicle manufacturers: General Motors Company, Ford Motor Company, Oshkosh Truck Corporation and Spartan Motors Corporation. General Motors Company is the largest supplier of chassis to RV manufacturers.

  Fuel consumption for motorized recreation vehicles has improved substantially over the last several years. Diesel engines are growing in popularity over gasoline engines, primarily in the larger bus type vehicles.

INDUSTRY OUTLOOK

  The long term prospects for the recreation vehicle industry appear to be bright, according to the Third Annual Recreation Vehicle Outlook (October,
1997), published by the CIT Group Economic Research Department (CIT). "Assuming a constant RV ownership rate among households (roughly 1 in 10 households own an RV), current demographic trends alone will add over one million households annually to the RV lifestyle." CIT's rationale for this is the sheer number of baby boomers who are the most educated generation in American history and collectively hold significant earning potential. CIT adds, "coupled with the robust financial markets and the growing 401k retirement plans, many baby boomers will have sizable nest eggs from which to draw upon, and when added to the wealth that they should inherit, the boomers seem to be in a strong financial position".

  The CIT Outlook concludes they are a bit guarded in their optimistic outlook for a myriad of reasons, among them being; formidable education expenses, low savings rate, other leisure pursuits vying for the same dollars and prospect of parental or elder care.

  The RV industry recognized the baby boomers opportunity and embarked, in the spring of 1997, on a highly publicized $15.5 million national market expansion program, over a three year period, aimed at showing the lifestyle appeal of RVing to the baby boomers. The campaign slogan "Go RVing" accurately portrays the industry in a very favorable light, offering solitude, family time and the opportunity to slow down and reconnect with the world around us.

MARKETING

  ADVERTISING AND PROMOTIONS.   The Company has a year around advertising
campaign utilizing newspaper, direct mail, billboards, yellow pages, Internet and consumer magazine advertising. The advertising program is supplemented by on-lot promotions and off-lot consumer shows, organized by trade groups and private companies, primarily during the peak selling season. The Company participates in 35 to 40 consumer RV shows and rallys annually, attended by up to 40,000 consumers each. Smaller product shows are also promoted by the company at RV parks whereby existing RV owners are targeted for "trade-ups" selling opportunities. The Company also promotes off-site "bargain sales" product shows in connection with well known mass merchandisers in most of its markets. The Company utilizes the services of professional marketing and public relations firms to assist in implementing the advertising promotion and public relations campaigns.

  The Company's management believes that the Company was the first recreation vehicle retailer to promote sales through a national tele-marketing sales program. The Company promotes several recreation vehicle clubs and rallies for owners and prospective owners of recreation vehicles.

  PRICING. The Company's management believes that pricing is an important element of its marketing strategy and occasionally makes volume purchases at reduced prices from some manufacturers. These purchases enable the Company to advertise and achieve a competitive pricing position over many of its competitors and presents a key element in the marketing plan.

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

RETAIL OPERATIONS

  The Company, previously Holiday of Orlando, Inc., was incorporated in July 1978, in the State of Florida. In 1984, a second retail center was opened in Tampa, Florida. In 1988, the Company opened three new sales and service retail centers, one in Ft. Myers, Florida, one in Jacksonville, Florida and the third in Atlanta, Georgia. The Atlanta retail center operates as Holiday RV Superstores of South Atlanta, Inc.

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

  In September 1995, the Company formed Holiday RV Superstores of New Mexico, Inc. which acquired a vacant RV retail facility in Las Cruces, New Mexico. The retail center began operations in November 1995.

  The Company currently markets approximately 50 brands of recreational vehicles and 10 brands of recreational boats. The Company purchases 78% or more of its new recreational vehicles from Fleetwood Enterprises Inc., Thor Industries, Inc. and Winnebago Industries. In addition, the Company sells new recreational vehicles and recreational boats purchased from a number of other manufacturers including Forest River, Inc., Rexall Industries, Inc., Bayliner Marine Corporation and Sea Ray Boats, Inc.. In the opinion of management, the loss of any one brand of new recreational vehicle would not materially affect the Company. However, the loss of all the brands sold by either of the two largest manufacturers, i.e. Fleetwood Enterprises, Inc., or Thor Industries, Inc., would have a material effect on the Company's sales. The Company's management feels the loss of all brands from either of these two manufacturers to be highly unlikely. Dealer representation decisions for Fleetwood Enterprises, Inc. and Thor Industries, Inc. manufactured brands are made at the manufacturer's plants on a brand-by-brand basis, rather than centrally at each respective company's corporate headquarters.

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

SERVICE AND PARTS

  The Company maintains fully equipped service facilities equipped to handle virtually any type of recreation vehicle. The Company is a factory designated chassis warranty service center for Gillig, Chevrolet Division of General Motors, Freightliner Motors and Spartan Motors, who reimburse the Company for such warranty services. The Greer and Las Cruces facilities are fully equipped to repair all brands of boats and motors it sells.

  The Company's service facilities are equipped to make engine and drive train repairs, as well as repairs to refrigerators, ovens and ranges, air conditioning systems, plumbing and electrical systems of each recreation vehicle it sells. In addition, the Company is an authorized service center for most manufacturers of recreation vehicle components, including generators, roof air conditioners, refrigerators, heaters, ovens and ranges (including microwave ovens), hot water heaters, toilets, furnaces, furniture, ice makers, awnings, TV antennas, satellite dishes, metal framing, water pumps, hitches, suspension systems, brakes, windows and axles used in recreational vehicles.

  The Company maintains service agreements with most companies whose new recreational vehicles and marine products it sells. These service agreements allow the Company to purchase parts and obtain technical assistance needed to repair and service vehicles, boats and equipment manufactured by these companies. The Company also has a supply of propane gas for resale at all locations, and provides sewage dump stations for RV waste evacuation.

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

       Principal Products or Services as a Percentage of Total Revenue



                                                                        Fiscal Year
                                                                        -----------

         Principal Product or Service                         1997          1996            1995
         ----------------------------                         ----          ----            ----
         New and used Vehicles and Boats                      85.7%         86.9%           86.4%
         Service, Parts and Accessories                       10.5           9.3             9.5
         Other, Net                                            3.8           3.8             4.1
                                                             -----         -----           -----
         Total Revenue                                       100.0%        100.0%          100.0%
                                                             =====         =====           =====

EMPLOYEE RELATIONS

  As of October 31, 1997 and 1996, the Company had 206 and 202 full time employees, respectively. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company's management considers its relations with employees to be good. The Company maintains internal training programs at every level and has a well developed internal quality control program and customer satisfaction feedback system for all its dealerships. The Company maintains a nation-wide recruitment program for sales, service and management personnel. Support personnel are usually hired from the local labor force. Factory training programs are available to the employees of the Company and the Company generally takes full advantage of these programs by sending its employees to manufacturer supervised schools. Most full time employees are provided with paid annual vacations, medical and hospitalization insurance premium reimbursement, sick leave, paid holidays, stock grants and other fringe benefits. After one year of employment, employees are eligible to participate in the profit sharing and 401(k) investment plan.

BUSINESS EXPANSION AND DIVERSIFICATION

  The Company intends to continue its primary expansion by acquisition of existing compatible businesses. Existing RV retail centers with a minimum annual revenue of $5 million will be considered for acquisition. The Company's primarily focus is the Sunbelt areas of the U.S. and the western states. Availability of key product lines and dealership locations on major interstate highways are two of the primary criteria for screening potential acquisitions.

SEASONALITY

  Although the recreation vehicle business is a year round business in the Company's markets, the recreation vehicle industry is seasonal. The Company has significantly higher sales in the second quarter of its fiscal year, and significantly lower sales in its first and fourth quarters. During slack seasons at a particular retail center, the Company reduces inventory of both new and used RVs and introduces other cutbacks in operations minimizing the impact of the seasonality on the results of operations. Because a substantial portion of the Company's expenses are fixed, operating income tends to be lower in the first quarter and fourth quarter of the Company's Fiscal Year and higher in the second and third quarters.

COMPETITION AND BUSINESS RISK

  Based upon statistics supplied by the Recreation Vehicle Industry Association, the recreation vehicle industry in North America includes approximately 3,000 RV dealers and 170 Vehicle manufacturers. Competition in the sale of new and used recreational vehicles is intense. The Company competes with a large number of firms, some of which operate in more than one location, although most of the Company's competitors operate from a single location. The Company believes it is one of the most competitive RV dealers in the nation offering approximately 60 brands of new recreation vehicles and new boats, supported by extensive service facilities.

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

INSURANCE COVERAGE

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


ITEM 2.  PROPERTIES

  The Company leases the Orlando, Florida center from its principal stockholders, officers, and directors, Newton C. Kindlund and Joanne M. Kindlund. The Orlando dealership is located one half mile from Interstate 4, on Sand Lake Road and is approximately 2.5 miles from the Interstate 4 entrance to Walt Disney World. These facilities include 30,000 square feet of buildings on approximately 4 acres of land.

  The Tampa, Florida center is owned by the Company and is approximately 3.5 miles from the intersection of Interstate 4 and Interstate 75, on Highway 301. These facilities include 5.2 acres of land with a 13,000 square foot building.

  The Ft. Myers, Florida center is located on Highway 41, approximately 3 miles North of the City, and includes 17,300 square feet of building on 3.6 acres of land. The property is leased from a property trust for which the beneficiaries are Mr. Kindlund's heirs.

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

  The Roseville, California center is subleased from a non-affiliated party. The facility is located adjacent to Interstate 80 and includes 24,000 square feet of buildings on 3.6 acres of land.

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

FACILITY AND LOCATION

                                                   Approximate                 Approximate
                                                     Building                 Premise Size
Retail Operations                                  Square Feet                   Acres
------------------                                 -----------                ------------
Owned by Company
     Tampa, Florida                                  13,000                        5.2
     Atlanta, Georgia                                13,600                        5.0
     Bakersfield, California                         17,400                        5.9
     Las Cruces, New Mexico                          14,000                        7.0

Leased
     Orlando, Florida                                30,000                        4.0
     Ft. Myers, Florida                              17,300                        3.6
     Greer, South Carolina                           31,000                        9.0
     Roseville, California                           24,000                        3.6


Executive Offices
-----------------

Leased
     Orlando, Florida                                 3,750                       ---



  The Company believes that its facilities are adequate for the foreseeable future for the business carried on at these locations. Properties at Orlando, Tampa, Fort Myers, and Roseville are being fully utilized. Properties at Atlanta, Greer, Bakersfield and Las Cruces are not being fully utilized and have area for limited expansion.


ITEM 3.  LEGAL PROCEEDINGS

  The Company is a party to various legal proceedings arising from its ordinary course of operations. The Company's management believes, based upon the opinion of the Company's legal counsel, none of these proceedings, individually or in the aggregate, will result in a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION ON COMMON STOCK

  The Company's common stock trades on National Market tier of "The Nasdaq Stock Market", under the symbol RVEE. "The Nasdaq Stock Market" or Nasdaq" is highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq National Market and The Nasdaq SmallCap Market. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

  The table below gives the market high and low sales prices of the Company's common stock for the quarters in the fiscal years ended October 31, 1997 and 1996. The prices were furnished by the Nasdaq Stock Market.



                                                                             MARKET PRICE
                                                                             ------------
                                                                      1997                     1996
            Quarter                                             ----------------         ------------------
             Ended                                              High         Low         High         Low
            ------                                              ----         ---         ----         ---
          January 31.........................                 2 1/8        1 17/32     3 3/4        2

          April 30 ..........................                 2 1/16       1 3/4       2 3/8        1 3/4

          July 31 ...........................                 1 31/32      1 25/32     2 3/16       1 3/4

          October 31 ........................                 1 13/16      1 1/2       2 1/8        1 1/2



DIVIDENDS

  No cash dividends have been paid by the Company nor does the Company anticipate paying cash dividends in the near future.

HOLDERS OF RECORD

  As of January 16, 1998, there were 540 holders of record and approximately 2,700 beneficial shareholders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA:

                                                                Fiscal Year Ended October 31 (1)
                                                          (in thousands, except earnings per share)
SELECTED STATEMENT                            --------------------------------------------------------------
  OF INCOME DATA                              1997         1996(3)        1995(2)          1994            1993
                                              ----         -------        -------          ----            ----
  Revenue  ............................      $67,988        $74,764       $70,029        $53,205         $45,767

  Cost of sales .......................       55,260         61,562        56,872         44,650          38,152
                                             -------        -------       -------        -------         -------

  Gross profit ........................       12,728         13,202        13,157          8,555           7,615

  Selling, general and
    administrative expenses ...........        9,548          9,929         9,758          6,866           5,744
                                             -------        -------       -------        -------         -------

  Income from operations ..............        3,180          3,273         3,399          1,689           1,871

  Interest income .....................          480            393           376            265             247

  Interest expense ....................       (1,381)        (1,505)       (1,336)          (717)           (548)
                                             -------        -------       -------        -------         -------

  Income before income taxes ..........        2,279          2,161         2,439          1,237           1,570

  Income taxes ........................          892            829           980            480             600
                                             -------        -------       -------        -------         -------

  Income before cumulative
    effect(4) .........................        1,387          1,332         1,459            757             970

  Cumulative effect(4) ................           --             --            --             --              77
                                             -------        -------       -------        -------         -------

  Net income ..........................      $ 1,387        $ 1,332       $ 1,459        $   757         $ 1,047
                                             =======        =======       =======        =======         =======

  Earnings per share of common stock
     before cumulative effect(5) ......      $   .19        $   .18       $   .20        $   .10         $   .13

  Cumulative effect(4).................           --             --            --             --             .01
                                             -------        -------       -------        -------         -------

  Earnings per share of common
     stock............................       $   .19        $   .18       $   .20        $   .10         $   .14
                                             =======        =======       =======        =======         =======

  Weighted average number of common
     shares outstanding ..............         7,439          7,524         7,437          7,325           7,280

 Cash dividends paid per common
     share ...........................       $    --        $    --       $    --        $    --         $    --


                                                                As of October 31 (1)
                                                          (in thousands, except per share and operating data)
SELECTED BALANCE                              -------------------------------------------------------------------
SHEET DATA:                                   1997         1996(3)(5)       1995(2)          1994            1993
                                              ----         ----------       -------          ----            ----
  Working capital  .....................        $11,932     $10,449       $ 9,408          $ 9,322       $ 8,718

  Inventories ..........................         20,713      23,171        19,396           17,194        11,351

  Total assets .........................         33,979      34,411        29,717           26,925        19,568

  Floor Plan Contracts..................         15,805      17,504        13,967           13,170         7,193

  Long term debt (capital leases) ......            286         346           343               --            11

  Total liabilities ....................         17,796      19,639        16,301           14,975         8,570

  Total stockholder's equity ...........         16,183      14,773        13,416           11,950        10,998

  Tangible net worth ..................          15,925      14,446        13,020           11,467        10,928

  Book value per common share .........            2.17        1.99          1.80             1.62          1.51

OPERATING DATA:

  Number of dealerships ...............               8           8             8                7             5

  Number of RVs and Boats sold ........           2,565       2,954         2,714            2,002         1,836


-------------

(1) See Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) Includes first full year of operating results from two dealerships acquired in August, 1994 in California.
(3) Includes first full year of operating results from new dealership acquired in October, 1995 in New Mexico.
(4)   Cumulative effect of change in accounting for income taxes.
(5) Certain amounts have been reclassified from previous presentations to conform to the 1997 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  The Company continued to maintain a strong financial position and high liquidity throughout Fiscal 1997. Two million one hundred thousand dollars ($2.1 million) cash was generated from operations primarily from net income ($1.39 million), non cash expenses of depreciation and amortization ($432,000) and decreases in inventories, net of floor plan payoffs (net of $759,000). These increases were offset by increases in the use of cash to fund increased accounts receivables ($362,000) primarily contacts in transit from retail finance companies funding customer purchases, and decreased accrued expenses ($107,000).

  The Company used $253,000 cash for investing activities primarily to purchase and improve property in Bakersfield ($131,000) and for leasehold improvements in the new leased facility in Ft. Myers ($45,000).

  The net result of all operating, investing and financing activities was an increase in the Company's cash position by $1.8 million, to $7.4 million as of October 31, 1997.

  Net working capital increased to $11.9 million as of the end of Fiscal 97 compared to $10.4 million as of the end of Fiscal 96.

  The Company's liquidity ratios continue to compare favorably to the recreational vehicle dealers industry averages, as reported by 1996 Annual Statement Studies, Robert Morris Associates, Philadelphia, PA. ("RMA"). The Company's current ratio as of the end of Fiscal 1997 and Fiscal 1996, was 1.68 and 1.54 with the industry average of 1.2 and 1.3 respectively.

  The Company's quick ratio, as of the end of Fiscal 1997, and Fiscal 1996, was
0.50 and 0.34. The Company's quick ratio at the end of Fiscal 1997, a measure of the ability to pay off current liabilities without relying on the sale of inventories, was approximately 5 times greater than the industry average (RMA) of 0.1 as of the end of Fiscal 1997.

  The Company's debt to worth ratio, a measure of the financing provided by the Company's creditors as compared to the contribution by shareholders, as of the end of Fiscal 1997 was 1.1. The industry average (RMA) was 4.1 for 1996.

  The Company's principal long term commitments, as of the end of Fiscal 1997, consist of obligations under operating leases. The Company also has a contingent liability to repay a portion of agency commission (referral fees) received principally from some lending institutions whereby the Company referred customers to one or more third party financing sources and earned referral fees (agency commissions) if the lender consummated a loan contract with the customer. In some cases, the Company could be required to pay back (chargeback) the referral fee to the lender if the loan is paid off or foreclosed in a specific period of time, usually limited to the first six months of the term, if the charge back amount exceeds reserves retained by the lender. The Company records commission income based upon the amount earned less allowances for chargebacks. In determining the allowance, the Company takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks associated with these loans. The Company estimates the probability for loan payoffs and the potential chargebacks to the Company related thereto. The Company also considers the current and predicted future economic conditions, the effects of changes in consumer interest rates and the aging of all it's customer loans outstanding representing potential chargebacks to the Company.

  The Company's chargeback allowance was $106,000, $135,000 and $152,000 as of the end of Fiscal 1997, Fiscal 1996 and Fiscal 1995 respectively. Chargebacks were $57,000, $58,000 and $40,000 for Fiscal 1997, Fiscal 1996 and Fiscal 1995,
respectively. Management expects the current allowance for chargebacks to be sufficient to repay this contingency and does not expect the ultimate liability to have a significant impact on the liquidity of the Company.

  The Company's Board of Directors, in Fiscal 1993, set specific strategic targets for the expansion and/or diversification of the Company's operations, primarily through acquisition, with the ultimate goal of increasing the Company's value to its shareholders. These targets, if obtained, could require the Company to seek additional capital. Since its initial public offering in 1987 the Company has funded it's expansion plan with internally generated cash, debt from financial institutions for purchasing RVs, and the issuance of a limited amount of common stock.

  The Company's management is currently evaluating alternative sources of capital, its cost and its ultimate effect on the capitalization of the Company. The Company had $47 million maximum borrowing under floor plan contracts of which $31 million was not used as of the end of Fiscal 1997. Currently, the Company has $30 million maximum borrowing available under floor plan contracts. The reduction in maximum borrowing available from Fiscal 1997 year end is the result of a change in the Company's floor plan sources to obtain more favorable terms and conditions for the Company, eliminating one flooring company.

  The Company's management feels it can obtain additional debt financing at reasonable interest rates for expansion and/or diversification of its operations. None of the Company's real properties are mortgaged. In the opinion of management mortgage financing could be obtained at reasonable interest rates, for which the proceeds could be used for expansion and the diversification of the Company's operations.

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

  The Company has signed a non-binding letter of intent to acquire an RV dealership in Southern California to increase it's market share of this lucrative market, the largest market in the United States for RVs. If the Company is successful in negotiating the purchase agreement, management expects to complete the acquisition by March, 1998.

  In January, 1998, the Company began to repurchase shares of its common stock through open market purchases and by the repurchase of a block of 125,000 shares of Rule 144 letter stock, no longer subject to Rule 144 restrictions. The repurchase period could continue up to one year from January 1998 and would be limited to $1 million in total value at the time of purchase. Prudential Securities is being used exclusively for the open market repurchases.


ENGAGEMENT OF FINANCIAL ADVISOR TO EXPLORE STRATEGIC ALTERNATIVES TO ENHANCE SHAREHOLDER VALUE

  In December, 1996, the Company engaged Prudential Securities Incorporated to act as the Company's exclusive financial advisor to explore strategic alternatives to enhance shareholder value, including possible acquisitions, mergers or the sale of the Company. The engagement terminated in December, 1997. However, the Company maintains an ongoing relationship with Prudential Securities.


RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR FISCAL 1997 COMPARED TO FISCAL 1996.

  Sales and service revenue decreased 9.1% to $68.0 million for Fiscal 1997 from $74.8 million in Fiscal 1996 reflecting the national trend. According to the Recreation Vehicle Industry Association (RV Trade Digest, December 1997) recreation vehicle deliveries to retailers from manufacturers for the nine months ended September, 1997 were down 5.6%, as compared to the same period last year.

  Sales and service revenue in the eastern dealerships declined 21% due to a decrease in the number of units sold, accounting for all the decrease in revenue for the Company. This decrease was due to two primary factors, the decline in overall sales for the RV Industry nationwide, and increased competition in the Southeastern states. Consequently the Company's management is continuing to make a number of strategical changes in store management and marketing strategy in the Southeastern stores. The Western dealership's revenue increased 12% due to additional units sold.

  Management expects the Company's same store revenue to increase in Fiscal 1998, and follow the forecast for the recreation vehicle industry. According to the CIT Group Economic Research Department's Third Annual Recreation Vehicle Outlook (October 1997), "We look for growth to return in 1998 and 1999 with deliveries increasing 3.7% and 3.4% respectively".

  Cost of sales and service, as a percentage of revenue, decreased to 81.3% in Fiscal1997 from 82.3% in Fiscal 1996.

  Gross profit decreased 3.6% to $12.73 million in Fiscal 97 from $13.2 million in Fiscal 1996. As a percentage of revenue, gross profit increased to 18.7% in Fiscal 97 from 17.7% in Fiscal 1996. This increase was primarily the result of increased gross margins on the sale of used RVs. Margins in the other major sources of revenue remained approximately the same in Fiscal 97, an improvement from decreasing margins experienced in Fiscal 1996.

  Selling, general and administrative expenses (SG&A) decreased 3.8% to $9.55 million in Fiscal 1997 from $9.93 million in Fiscal 1996. This decrease resulted primarily from decreased personnel expenses. As a percentage of revenue, SG&A increased to 14% in Fiscal 1997 from 13.3% in Fiscal 1996, due to the fixed cost components of the Company's expenses.

  Income from operations decreased 2.8% to $3.18 million in Fiscal 1997 from $3.27 million in Fiscal 1996. As a percentage of revenue, income from operations increased to 4.7% in Fiscal 1997 from 4.4% in Fiscal 1996.

  Interest income increased 22% to $480,000 in Fiscal 1997 from $393,000 in Fiscal 1996 due to more cash available to invest. Interest expense decreased 8.2% to $1.38 million in Fiscal 1997 from $1.50 million in Fiscal 1996 primarily due to a 38 basis points reduction in the weighted average interest rate for Fiscal 97 compared to Fiscal 96.

  Income before income taxes increased 5.5% to $2.28 million in Fiscal 1997, from $2.16 million in Fiscal 96. As a percentage of revenue, income before income taxes increased to 3.4% in Fiscal 1997 from 2.9% in Fiscal 1996.

  The combined Federal and State effective income tax rate was 39.2% in Fiscal 1997 compared to 38.3% in Fiscal 1996. Income tax rates varied from statutory rates due to state income taxes. See Note 9 of the notes to the consolidated financial statements for components of the income taxes and the reconciliation of the provision for income taxes to the federal statutory rates.

  Net income increased 4.1% to $1,386,597 in Fiscal 1997 from $1,331,932 in Fiscal 1996. As a percentage of revenue, net income increased to 2.0% in Fiscal 1997 compared to 1.8% in Fiscal 1996.

  Earnings per share were 19 cents in Fiscal 1997 compared to 18 cents in Fiscal 1996.

RESULTS OF OPERATIONS FOR FISCAL 1996 COMPARED TO FISCAL 1995.

  Sales and service revenue increased 6.8% to $74.8 million in Fiscal 1996 from $70 million in Fiscal 1995 due to revenue from the Las Cruces, New
Mexico center acquired in October, 1995. On a same store basis, revenue decreased 6% reflecting the national trend. According to the Recreation Vehicle Industry Association (RV Trade Digest, December, 1996) recreation vehicle deliveries to retailers were down 0.5% for the nine months ended August, 1996, as compared to the same period last year. Even though this data is not totally comparable, it does indicate the Company's change on RV sales reflected the national trend.

   Cost of sales and service, as a percentage of revenue, decreased to 82.3% in Fiscal 1996 from 81.2% in Fiscal 1995.

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

  Selling, general and administrative expenses (SG&A) increased slightly to $9.9 million in Fiscal 1996 from $9.8 million in Fiscal 1995. As a percentage of revenue, SG&A decreased to 13.3% in Fiscal 1996 from 13.9% in Fiscal 1995. On a same store basis, SG&A decreased 13% in Fiscal 1996. These decreases are primarily due to decreased sales ad personnel expense resulting from decreased revenue.

  Income from operations decreased 3.7% to $3.27 million in Fiscal 1996 from $3.40 million in Fiscal 1995. As a percentage of revenue, income from operations decreased to 4.4% from 4.9%.

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

  The combined Federal and State income tax rate was 38.3% in Fiscal 1996 compared to 40.2% in Fiscal 1995. Income tax rates varied from Federal statutory rates due to state income taxes. See Note 9 of the notes to the consolidated financial statements for components of the income taxes and the reconciliation of the provision for income taxes to the federal statutory rates.

  Net income decreased 8.7% to $1,331,932 in Fiscal 1996 from $1,458,993 in Fiscal 1995. As a percentage of revenue, net income decreased to 1.8% in Fiscal 1996 from 2.1% in Fiscal 1995.

  Earnings per share was 18 cents in Fiscal 1996 compared to 20 cents in Fiscal 1995.

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


RECENT ACCOUNTING PRONOUNCEMENTS

   In February, 1997, the Financial Accounting Standards Board issued
SFAS No. 128, Earnings per Share, which is effective for interim and annual periods ending after December 15, 1997. The overall objective of SFAS No. 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with the International Accounting Standards. The Company will be required to adopt SFAS No. 128 in the first quarter of 1998, but does not expect the adoption to have a material effect on earnings per share. Basic and diluted EPS under SFAS No. 128 would not differ more than $.01 per share from the EPS presented for 1997, 1996 and 1995.

   Also during 1997, the FASB issued SFAS No. 130, Reporting of Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. This statement requires the reporting of net income and all other changes in equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net income or in the consolidated statement of operations below net income. This pronouncement will not be effective for the Company until the fiscal year ending October 31, 1999. For the fiscal years ended October 31, 1997, 1996 and 1995, comprehensive income and net income would not differ materially.

IMPACT OF THE YEAR 2000 ISSUE ON THE COMPANY

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Based on a recent assessment, the Company has determined that it's principle management information system software, the ERA Advantage, provided by the Reynolds & Reynolds Company, Dayton OH, will be year 2000 qualified by mid-year, 1998.

  The Company also uses various "off the shelf" software applications throughout the Company for the storage and analysis of various types of data that management is dependent upon for day to day operations.

  Management's preliminary assessment is, little or no modifications or replacement will be necessary to the Company's existing software to achieve Year 2000 Qualification.

  However, the Company has not communicated with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third party failures to remediate their own Year 2000 Issue. The Company does not anticipate the suppliers cost to obtain Year 2000 compliance to be passed on to the Company. However, there is no guarantee that these systems of other Companies on which the Company's systems rely will timely converted, or that failure to convert by another Company, or the conversion that is compatible to Company systems, would not have a material, adverse effect on the Company.

  The Company has determined that it has no exposure to contingencies related to the Year 2000 Issue, for products it has sold.

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

FACTORS

GENERAL ECONOMIC CONDITIONS

  The Company's sales are affected by general economic conditions, including employment rates, prevailing interest rates, inflation, and other economic conditions affecting disposable consumer income generally. Weakness in the economy could have a material adverse effect on the Company's business. The majority of the Company's customers purchasing vehicles and boats finance their purchase. Increases in consumer interest rates could have an adverse effect on the Company's ability to sell vehicles and boats. Furthermore, a general increase in commercial interest rates would increase the rates paid by the Company on its floor plan contracts, thereby adversely effecting the Company's operating income.

COMPETITION

  The Company competes with a large number of dealers, some of which operate in more than one location, although most of the competitors operate from a single location. Significant competitive factors include price, service, reliability, quality of service and convenience. Among other things, increased competition could cause downward pressure on sales prices and lower margins.


SATELLITE OPERATIONS

  The Company depends on all of its revenue and most of its income from satellite retail sales and service centers. These centers are geographically widespread throughout the continental U.S. making it difficult for the Company's top management to have a presence in all the centers on a regular basis. As a result, the Company is highly dependent upon each center's management for the on-going operation of each respective center. Turnover of managerial personnel at any center usually has an adverse effect on the sales and profitability of the center. Turnover of managerial personnel at several of the same Company's centers could have a material adverse effect on the Company's sales and profitability.

DEPENDENCE UPON MANUFACTURERS FOR SUPPLY OF PRODUCT

  The Company markets approximately 50 brands of vehicles and 10 brands of boats. The Company maintains "dealer agreements" with most of the manufacturers of the vehicles and boats specifying certain terms and conditions necessary for the Company to continue representation of the specific brand in a specified geographic market area. The loss of any one brand would not materially affect the Company, however, the loss of all brands of anyone of the two largest manufacturers, i.e. Fleetwood Enterprises, Inc. or Thor Industries, Inc., would have a material, adverse effect on the Company's sales.

FUEL PRICING AND AVAILABILITY

  The Company's business is automotive in nature and as such is dependent upon the availability of fuel. A decrease in the availability of gasoline and the inability of the Company to convert its vehicles to alternative fuels could have a material adverse effect on the Company's business. Historically, increases in the price of gasoline have not had a material impact on the Company's business, as long as there was no concurrent decline in availability. However, future significant increases in the price of gasoline or decreases in availability would have a material effect on the Company's business.


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


CONTINUING GROWTH

  The Company's growth has been fueled principally by the acquisition of retail RV sales and service centers similar to those currently operated by the Company. The Company's continued growth materially depends on it's ability to continue to expand its operations through acquiring retail RV sales and service centers. The Company's expansion is subject to a number of factors, including but not limited to, the adequacy of the Company's capital resources, the Company's ability to locate suitable acquisition candidates and negotiate acceptable purchase terms, to hire, train and integrate employees, and to adapt its selling system and other operations systems.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  The response to Part II, Item 8, is submitted as a separate section of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  Effective August 18, 1997, the Company dismissed it's prior certifying accountant, BDO Seidman, LLP ("BDO") and retained as its new certifying accountant, Coopers & Lybrand, LLP, ("Coopers"). BDO's report on the Company's financial statements during the two most recent fiscal years preceding the date hereof contained no adverse opinion or disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Company's Board of Directors.

  During the last two fiscal years and the subsequent interim periods to the date hereof, there were no disagreements between the Company and BDO on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

  None of the "reportable events" described in Item 304(1) (1) (ii) of Regulation S-K of the Securities Exchange Act of 1934 occurred with respect to the Company within the last two fiscal years, and the subsequent interim period to the date hereof.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The directors and executive officers of the Company as of January 16, 1998 were as follows:

                                                                                                      Officer
                                                                                                      and/or
Name                                  Age    Position                                              Director since
----                                  ---    --------                                              --------------
Newton C. Kindlund                    57     President, Chairman of the Board,                        1978
                                             Chief Executive Officer

Joanne M. Kindlund                    48     Executive Vice President-                                1978
                                             Administration, Secretary/
                                             Treasurer and Director

W. Hardee McAlhaney                   50     Vice President,                                          1988
                                             Chief Financial Officer
                                             and Director

James P. Williams                     58     Director                                                 1987

Paul G. Clubbe                        55     Director                                                 1987

Roy W. Parker                         53     Director                                                 1993

Harvey M. Alper                       51     Director                                                 1996


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

JAMES P. WILLIAMS

         Mr. Williams has served on the Board of Directors of the Company since August of 1987. He received his Bachelor of Science Degree in Business in 1961 from Stetson University. Mr. Williams, since graduation from college has been a practicing accountant having become a Certified Public Accountant in 1967. He is the owner of Williams and Company, CPA's and Consultants.

PAUL G. CLUBBE

         Mr. Clubbe attended St. Dunstans College, England, Lisgar Collegiate, Ottawa, Ontario Canada and Pickering College, Toronto, Ontario Canada. From 1982 to 1995 Mr. Clubbe served as Executive Officer of Rotex Canada, Inc. From 1964 to 1982 Mr. Clubbe was the Senor partner in Poly-Converters Limited, Oakville, Ontario, Canada. He presently is is President of P.C.M. Limited, Toronto, Canada, an outsourcing Company with manufacturing facilities in Dongoing, China. He also serves as a member of the Board of Directors of Flesherton Concrete Products, Inc., Paulaurier Sales, Inc., Rocan Office Products, Inc. and Dongoing Shahowez Mfg. LTD. China.

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

HARVEY M. ALPER

         Mr. Alper is a partner of the law firm, Alper, Walden, Crichton and Miller, Altamonte Springs, Florida. He earned his B.S.J.M. degree (1968) and his JD (1971) from the University of Florida and has continued his professional education with several certifications including a certificate in "Comparative Law" from Oxford University in 1979. Mr. Alper has been engaged in the private practice of law since 1971, after serving as Assistant General Counsel for the City of Jacksonville, Florida. Mr. Alper serves as general counsel to the Company as a partner of the law firm, Alper, Walden, Crichton and Miller.

ITEM 11. EXECUTIVE COMPENSATION

  The table below sets forth the cash compensation including salaries, bonuses, contributions to retirement plans, premium paid on health and dental insurance plans and disability insurance plans, paid by the Company for the years ended October 31, 1997, 1996, and 1995, to, or for the benefit of, each executive officer whose total annual salary and bonus exceeded $100,000, and the CEO regardless of compensation level.


                          Summary Compensation Table

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Long-Term
                                                                  Annual                              Compensation
                                                                Compensation                             Awards
                                                                   Awards                         ---------------------
 Name and                                      -----------------------------------------------    Restricted      Stock
 Principal Position                            Year      Salary (1)          Bonus (2)    Other     Stock        Options   Other (3)
 -----------------------------------------------------------------------------------------------------------------------------------
 Newton C. Kindlund                            1997        $107,581             ---        ---        ---          ---       ---
 Chairman, President                           1996        $107,564             ---        ---        ---          ---       ---
 and Chief Executive                           1995        $108,364             ---        ---        ---          ---       ---
 Officer

 W. Hardee McAlhaney                           1997        $ 81,437          $52,477       ---        ---          ---     $ 597
 Vice President and                            1996        $ 80,850          $53,785       ---        ---          ---     $ 597
 Chief Financial Officer                       1995        $ 83,204          $63,617       ---        ---          ---     $ 597



(1) Includes contributions by the Company pursuant to an employee benefit plan established under Section 401(k) of the Internal Revenue Code in the amounts of $3,181, $3,167, and $3,964 for Mr. Kindlund for 1997, 1996 and 1995 respectively, and $4,027, $3,450, and $5,803, for Mr. McAlhaney for 1997, 1996 and 1995 respectively. Also includes $2,400 for health insurance reimbursement each year for both Mr. Kindlund and Mr. McAlhaney.
(2) Mr. McAlhaney's bonus is based on the Company's net income before taxes.
(3) The Company pays a part of the premium on a term life insurance policy for Mr. McAlhaney whose sole beneficiary is designated by the insured. The policy has no cash surrender value provision.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning stock option grants made in the fiscal year ended October 31, 1997, to the individuals named in the Summary Compensation Table. There were no grants of options or SARs to said individuals during the year.

                                                 Individual Grants
                       ---------------------------------------------------------------------------   Potential Realizable Value at
                        Number of               % of Total                                           Assume Annual Rates of Stock
                       Securities                 Options             Exercise                       Price Appreciation for Option
                       Underlying               Granted to             or Base                                 Term
                        Options                  Employee               Price           Expiration   -----------------------------
Name                   Granted (#)                In FY                 ($/sh)             Date       5% ($)                  10%
----                   -----------             ----------            ---------          ----------   -------                 -----
Newton C. Kindlund     ---                     ---                   ---                ---          ---                     ---

W. Hardee McAlhaney    ---                     ---                   ---                ---          ---                     ---
-----------------------------------------------------------------------------------------------------------------------------------


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

  The following table sets forth information concerning the number and value realized as to options exercised during Fiscal 1997 and options held at October 31, 1997, by the individuals named in the Summary Compensation Table and the value of those options held at such date. There were no options exercised during Fiscal 1997 and no SARs were held at year end.

                                                                       Number of Securities         Value of unexercised
                                                                      Underlying Unexercised        In-The-Money Options
                             Shares               Value               Options at FY-End (#)            FY-End ($)  (1)
                           Acquired on           Realized           -------------------------     -------------------------
Name                      Exercise (#)              $               Exercisable  Unexercisable    Exercisable  Unexercisable
----                      ------------           --------           -----------  -------------    -----------  -------------
Newton C. Kindlund        --                     --                 --           --               --           --

W. Hardee McAlhaney       --                     --                 125,000      --               3,900        --

----------------------------------------------------------------------------------------------------------------------------

(1) Based on a price of $1.531 per share, being the closing price of Common Stock on October 31, 1997.

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

EMPLOYEE BENEFIT PLANS

  The Company maintains a tax qualified, Profit Sharing and 401(k) Employee Investment Plan ("Plan"). All employees who have attained 21 years of age and complete one year of service are eligible to participate in the Plan. Plan participants must complete at least eighteen (18) months of service to begin partial vesting with total vesting occurring when a Plan participant has completed five and one half (5 1/2) years of service to the Company. Normal retirement age under the retirement Plan is 65 years. The Plan fiscal year ends October 31st.

  In Fiscal 1997, $86,349 was contributed to the Plan for the benefit of 115 Plan participants. In Fiscal 1996, $94,719 was contributed to the Plan for the benefit of 163 Plan participants.

  Prudential Bank and Trust Company (One Ravinia Drive, Ste. 1000, Atlanta, GA 30346, 770-551-6700), is the trustee. The Company is the plan administrator.

  The Plan document provide for contributions at the discretion of the Board of Directors, to be allocated to each Plan participant in an amount not greater than 10% of each participant's compensation subject to the annual contribution
(1) limitation of the top heavy rules and; (2) matching 25% of each participants 401(k) contribution up to 6% of the participants compensation. Under the Plan, compensation is broadly defined to include wages, salaries, bonuses, overtime, stock grants and commissions. Amounts contributed to the Plan by the

Company for the 1997, 1996 and 1995 Plan years on behalf of the named individuals are included in the Executive Compensation Table, of this report are included in said table.

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

  Five separate options for 25,000 shares each have been granted to an Officer of the Company, the Vice President and Chief Financial Officer, Mr. McAlhaney. The options were approved by the Board of Directors on the following dates and at the following option exercise prices:

                Date                        Shares       Exercise Price
               -----                       ------        --------------
           May 23, 1994                     25,000            $1.819
           February 20, 1993                25,000            $1.813
           March 24, 1992                   25,000            $1.375
           November 17, 1990                25,000            $1.625
           May 14, 1990                     25,000            $2.500
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

  The amount of shares awarded and fair market value assigned to the shares for the last three Fiscal years are as follows:

                                                    Bonus Stock
                    --------------------------------------------------------------------------------

                                                   Number Shares         Fair Market Value
                          Fiscal Year                 Awarded             at time of Award
                    --------------------------------------------------------------------------------
                             1997                       5,000                 $11,250
                             1996                       7,500                 $14,063
                             1995                      54,000                 $91,125
                    --------------------------------------------------------------------------------



  The bonus stock awards listed above require a two (2) year vesting and employment period. As of October 31, 1997, 218,700 shares had been granted pursuant to the plan.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company's Board of Directors Compensation Advisory Committee membership for Fiscal 1997 included Messrs. W. Hardee McAlhaney, James P. Williams and Roy
W. Parker. Mr. McAlhaney is the Vice President and Chief Financial Officer of the Company.

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

  Based solely on its review of copies of such reports received from certain reporting persons, the Company believes that it's directors, executive officers and ten percent (10%) stockholders complied with all Section 16(a) filing requirements during the fiscal year ended October 31, 1997, except for the following filings:

                                  # of Late      # of Transactions              Reason for
         Insiders' Name            Reports          Not Reported              Failure to File
         --------------           --------       -----------------            ----------------
         Newton C. Kindlund          1                  1                        Oversight

         Joanne M. Kindlund          1                  1                        Oversight



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

  The Board of Directors has viewed its awarding of the Company's bonus stock as a means to help recipients of the stock to focus on the performance of its common stock and afford it's bonus stock recipients the opportunity for financial rewards as the stock appreciates. To date, the Committee has awarded in excess of 200,000 shares of bonus stock to more than ninety recipients.

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

James P. Williams                                              November 15, 1997
Roy W. Parker
W. Hardee McAlhaney

CUMULATIVE TOTAL SHAREHOLDER RETURN

  The cumulative total shareholder return performance graph as of October 31, 1993, 1994, 1995, 1996, and 1997, for the Company, the S&P 500 Index, and for the Company's peer group, is submitted as a separate section at the end of this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth as of January 16, 1998, the number of shares, of Common Stock of the Company, owned and the percent so owned (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director and/or officer of the Company, and
(iii) all directors and officers of the Company as a group. The number of shares owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

                                                                Amount and
Name and Address                                           Nature of Beneficial                        Percentage
of Beneficial Owner                                             Ownership                               of Class
-------------------                                        -------------------                         ----------
Newton C. Kindlund (1)                                         2,232,302                                  29.5%
7851 Greenbriar Parkway
Orlando, Florida 32819

Joanne M. Kindlund (1)                                         2,232,302                                  29.5%
7851 Greenbriar Parkway
Orlando, Florida 32819

W. Hardee McAlhaney                                              135,000 (2)                               1.8%
3701 Sedgewick Place
Orlando, Florida 32806

James P. Williams                                                 11,500 (3)                                 *
615 North Wymore Road
Winter Park, Florida 32789

Paul G. Clubbe                                                    50,000 (3)                                 *
R.R. #4, Stouffville
Ontario, Canada L4A 7X5

Roy W. Parker                                                      - 0 -                                     *
455 South Lake Destiny Road
Orlando, Florida 32810

Harvey M. Alper                                                    1,500                                     *
112 W. Citrus Street
Altamonte Springs, Florida 32714
                                                               ---------                                  ----
All Directors and Officers
as a group (7 persons)                                         4,662,604                                  61.5%


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In November 1994, the Company renewed a five year lease agreement with Newton
C. Kindlund and Joanne M. Kindlund, husband and wife, whereby the Company leases the real property upon which its retail center is located in Orlando, Florida. The annual rent is currently $144,000 and, in addition thereto, the Company pays the real estate taxes, insures the interest of Mr. and Mrs. Kindlund against casualty loss, pays for all repairs to the property and names Mr. and Mrs. Kindlund as co-insureds under its general liability insurance policy. The lease provides for a cost of living increase for each year of the lease beginning with the second lease year. The term of the lease agreement expires on October 31, 1999. In fiscal year 1997, the Company paid to or for the benefit of Mr. and Mrs. Kindlund $144,000 for the use of these premises.

   In May 1997, the Company signed a five year lease agreement with a property trust for which the beneficiaries are Mr. Kindlund's heirs, whereby the Company leases the real property upon which its retail center is located in Ft. Myers, Florida. The annual rent is $59,375 and, in addition thereto, the Company pays the real estate taxes, insures the interest of the trust against casualty loss, pays for all repairs to the property and names the property trust as the insured under its general liability insurance policy. The term of the lease expires on April 30, 2002. In Fiscal 1997, the Company paid to or for the benefit of the property trust $34,635 for the use of the premises.

   Based on current market rates for properties similar to those listed above, transactions with Mr. and Mrs. Kindlund's related to the lease for the Orlando property and transactions with the property trust related to the lease for the Ft. Myers property, were on terms comparable to those which would have been reached with unaffiliated parties.

   Harvey M. Alper, a director of the company serves as general counsel of the Company as a partner of the law firm, Alper, Walden, Crichton and Miller. In 1997 the Company paid $25,800 to Mr. Alper's firm for legal services.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 K

                              INDEX TO EXHIBITS

Exhibit
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

            3(e)          Amendment in the Entirety of By-Laws.

            3(f)          Amendment to By-Laws.

            4(a)          Form of Common Stock Certificate of the Company.

            4(b)          Underwriter's Warrant of Thomas James Associates, Inc. dated November 10, 1987.

           10(a)          Material contracts numbers 10(a) through 10(bbbbb), were filed with Registrants' 10-K Annual
                          Report for the year October 31, 1996, and by this reference is incorporated herein.

           10(ccccc)      Lease agreement between Newton C. Kindlund Revocable Property Trust and the Registrant,
                          dated May 1, 1997, for the lease of real property in Ft. Myers, Florida.

           21             Holiday R.V. Rental/Leasing, Inc. is a subsidiary of the Registrant.  This subsidiary, which is wholly owned by Registrant, was incorporated under the Laws of the State of Florida and is in good standing.  The



                          Subsidiary does business only under the name of Holiday R.V. Rental/Leasing, Inc.  Holiday RV Superstores
                          of South Atlanta, Inc. is a subsidiary of the Registrant.  This subsidiary, which is wholly owned by
                          Registrant, was incorporated under the Laws of the State of Georgia and is in good standing.  The subsidiary does business under the name of Holiday RV Superstores and Holiday RV Superstores of South
                          Atlanta, Inc.  Holiday RV Superstores of South Carolina, Inc.is a subsidiary of the Registrant.  This subsidiary, which is wholly owned by Registrant, was incorporated under the Laws of the State of
                          South Carolina and is in good standing.  The subsidiary does business under the name of Holiday RV
                          Superstores and Holiday RV Superstores of South Carolina, Inc.  Holiday RV Superstores West, Inc. is a
                          wholly-owned subsidiary of the Registrant, incorporated in the State of California and is in good standing. The Subsidiary does business under the names of Holiday RV Superstores and Holiday RV
                          Superstores West, Inc.  Holiday RV Superstores of New Mexico, Inc., is a wholly owned subsidiary of the
                          Registrant.  This subsidiary was incorporated under the laws of the State of New Mexico and  is in good standing.  This subsidiary does business under the name of Holiday RV Superstores and Holiday RV
                          Superstores of New Mexico, Inc. Holiday RV Assurance Service, Inc., is a wholly owned subsidiary of the
                          Registrant and is incorporated under the laws of Arizona as an insurance agency.

              b           The Company filed a report on Form 8-K, dated August 21, 1997 reporting under item 4. the dismissal of it's prior certifying accountant, BDO Seidman, LLP.  The response letter from BDO Seidman, LLP was included as an exhibit.

                          The Company filed a report on Form 8-K, dated September 9, 1997 reporting under item 4. the engagement of Coopers and Lybrand, LLP as its new certifying accountant.

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

              c(2)        Exhibit 10 (ccccc) is attached hereto. Exhibit 27, Financial Data Schedule, filed electronically via
                          EDGAR, deleted from this copy of the Form.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                     HOLIDAY RV SUPERSTORES, INCORPORATED

                                     Registrant



                                     By:  /s/ NEWTON C. KINDLUND, PRESIDENT
                                        -------------------------------------
                                              Newton C. Kindlund, President
                                              and Chairman



DATED:  JANUARY 23, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                                         Title                                Date
---------                                                         ------                              -----
/s/  Newton C. Kindlund                                 President, Chairman of                   January 23, 1998
--------------------------------                        the Board of Directors
President and Chairman                                  Chief Executive Officer
Principal Executive Officer
Newton C. Kindlund

/s/  Joanne M. Kindlund                                 Executive Vice President-                January 23, 1998
--------------------------------                        Administration, Secretary/
Principal Administrative Officer                        Treasurer and Director
Joanne M. Kindlund

/s/  W. Hardee McAlhaney                                Vice President,                          January 23, 1998
--------------------------------                        Chief Financial Officer and
Principal Financial                                     Director
and Accounting Officer
W. Hardee McAlhaney




Signature                                                         Title                                Date
---------                                                         ------                              -----
/s/  James P. Williams                                           Director                         January 23, 1998
-------------------------
James P. Williams

/s/  Roy W. Parker                                               Director                         January 23, 1998
-------------------------
Roy W. Parker

/s/  Harvey M. Alper                                             Director                         January 23, 1998
-------------------------
Harvey M. Alper



                           ANNUAL REPORT ON FORM 10-K

                         ITEM 8, ITEM 14(a)(1) and (2)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        LIST OF FINANCIAL STATEMENTS AND

                         FINANCIAL STATEMENT SCHEDULES

                        AS OF OCTOBER 31, 1997 AND 1996

            AND FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                      HOLIDAY RV SUPERSTORES, INCORPORATED

                                AND SUBSIDIARIES

                               ORLANDO, FLORIDA

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

                                    CONTENTS


                                                           Page
                                                           ----
 Report of Independent Accountants                         F-2

 Report of Independent Certified Public Accountants        F-3

 Consolidated Financial Statements:

   Balance Sheets                                          F-4

   Statements of Income                                    F-5

   Statements of Stockholders' Equity                      F-6

   Statements of Cash Flows                                F-7

   Notes to Consolidated Financial Statements              F-9



REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
Holiday RV Superstores, Incorporated
Orlando, Florida

We have audited the accompanying consolidated balance sheet of Holiday RV Superstores, Incorporated and Subsidiaries as of October 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holiday RV Superstores, Incorporated and Subsidiaries as of October 31, 1997 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                        COOPERS & LYBRAND L.L.P.

Orlando, Florida
December 18, 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders of
Holiday RV Superstores, Incorporated
Orlando, Florida

We have audited the consolidated balance sheet of Holiday RV Superstores, Incorporated and subsidiaries as of October 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holiday RV Superstores, Incorporated and subsidiaries as of October 31, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.




                                        BDO SEIDMAN, LLP


Orlando, Florida
December 20, 1996

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                                October 31,
                                                                                          1997              1996
                                                                                        -----------      ----------
                                       ASSETS

 Current Assets:
    Cash and cash equivalents                                                        $     7,431,318  $    5,617,707
    Accounts receivable:
       Trade and contracts in transit                                                        841,212         506,804
       Other                                                                                 307,530         279,846
    Inventories                                                                           20,712,744      23,171,022
    Refundable income taxes                                                                        -           7,919
    Deferred income taxes                                                                    149,000         147,000
                                                                                      --------------  --------------
              Total current assets                                                        29,441,804      29,730,298


 Property and Equipment, less accumulated depreciation                                     4,209,371       4,350,649

 Other Assets, principally covenant not to compete                                           261,090         330,200

 Noncurrent Deferred Income Taxes                                                             67,000               -
                                                                                     ---------------  --------------
                                                                                     $    33,979,265  $   34,411,147
                                                                                     ===============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
    Floor plan contracts                                                             $    15,805,446  $   17,504,302
    Accounts payable                                                                         511,323         547,375
    Customer deposits                                                                        141,586          76,405
    Accrued expenses                                                                         898,639       1,089,556
    Current portion of capital lease obligation                                               55,514          49,737
    Income tax payable                                                                        97,693          14,173
                                                                                      --------------  --------------
              Total current liabilities                                                   17,510,201      19,281,548

 Long-Term Capital Lease Obligation, less current portion                                    286,051         345,962

 Deferred Income Taxes                                                                             -          11,000
                                                                                      --------------  --------------
              Total liabilities                                                           17,796,252      19,638,510
                                                                                      --------------  --------------


 Stockholders' Equity:
    Common stock, $.01 par; shares authorized 10,000,000;
       issued 7,465,000                                                                       74,650          74,650
    Additional paid-in capital                                                             5,112,271       5,109,071
    Retained earnings                                                                     11,058,706       9,672,109
    Treasury stock, at cost, 31,300 and 29,300 shares, respectively                          (50,193)        (46,430)
    Deferred compensation                                                                    (12,421)        (36,763)
                                                                                      --------------  --------------
              Total stockholders' equity                                                  16,183,013      14,772,637
                                                                                      --------------  --------------
                                                                                      $   33,979,265  $   34,411,147
                                                                                      ==============  ==============



 See accompanying notes to consolidated financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


                                                                              Year Ended October 31,
                                                                     1997              1996             1995
                                                                 ------------      ------------     ------------
 Sales and Service Revenue:
    Vehicle and marine                                           $   58,235,084   $   64,949,268  $   60,495,414
    Service, parts and accessories                                    7,140,752        6,964,895       6,678,911
    Other, net                                                        2,612,434        2,849,817       2,855,033
                                                                 --------------   --------------  --------------
              Total sales and service revenue                        67,988,270       74,763,980      70,029,358
                                                                 --------------   --------------  --------------

 Cost of Sales and Service:
    Vehicle and marine                                               51,441,813       57,776,518      53,365,133
    Service, parts and accessories                                    3,818,515        3,785,152       3,506,668
                                                                 --------------   --------------  --------------
              Total cost of sales and service                        55,260,328       61,561,670      56,871,801
                                                                 --------------   --------------  --------------
 Gross Profit                                                        12,727,942       13,202,310      13,157,557

 Selling, General and Administrative Expenses                         9,547,758        9,929,170       9,758,414
                                                                  -------------    -------------   -------------
 Income from Operations                                               3,180,184        3,273,140       3,399,143

 Interest Income                                                        479,644          392,652         375,847

 Interest Expense                                                    (1,381,231)      (1,504,860)     (1,335,997)
                                                                  -------------   --------------  --------------
 Income Before Income Taxes                                           2,278,597        2,160,932       2,438,993

 Income Taxes                                                           892,000          829,000         980,000
                                                                 --------------    -------------  --------------

 Net Income                                                      $    1,386,597   $    1,331,932  $    1,458,993
                                                                 ==============   ==============  ==============

 Earnings Per Share of Common Stock                              $         0.19   $         0.18   $        0.20
                                                                 ==============   ==============   =============

 Weighted Average Number of Common Stock and
    Common Stock Equivalents Outstanding                              7,439,316        7,524,290       7,436,804
                                                                 ==============   ==============   =============



 See accompanying notes to consolidated financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended October 31, 1997, 1996 and 1995



                                       Common Stock      Additional                 Treasury Stock
                                     ----------------     Paid-In     Retained     -----------------          Deferred
                                     Shares    Amount     Capital     Earnings     Shares     Amount        Compensation
                                     ------    ------     -------     --------     ------     ------        ------------
 Balance, October 31, 1994        7,465,000   $ 74,650   $5,069,842 $ 6,881,184    69,300    $(76,108)      $       -
    Net income for the year               -          -            -   1,458,993         -           -               -
    Restricted bonus stock
       Issued from treasury               -          -       33,210           -   (54,000)     57,915         (91,127)
    Amortization of deferred
       compensation                       -          -            -           -         -           -           7,450
                                  ---------   --------   ---------- -----------    ------    --------       ---------

 Balance, October 31, 1995        7,465,000     74,650    5,103,052   8,340,177    15,300     (18,193)        (83,677)
    Net income for the year               -          -            -   1,331,932         -           -               -
    Restricted bonus stock
       issued from treasury               -          -        6,019           -    (7,500)      8,044         (14,063)
    Return of unvested
        restricted bonus stock            -          -            -           -    21,500     (36,281)         36,281
    Amortization of deferred
        compensation                      -          -            -           -         -           -          24,696
                                  ---------   --------   ---------- -----------    ------    --------       ---------

 Balance, October 31, 1996        7,465,000     74,650    5,109,071   9,672,109    29,300     (46,430)        (36,763)
    Net income for the year               -          -            -   1,386,597         -           -               -
    Restricted bonus stock
       issued from treasury               -          -        3,200           -    (5,000)      8,050         (11,250)
    Return of unvested
       restricted bonus stock             -          -            -           -     7,000     (11,813)         11,813
    Amortization of deferred
       compensation                       -          -            -           -         -           -          23,779
                                  ---------   --------   ---------- -----------    ------    --------       ---------
 Balance, October 31, 1997        7,465,000   $ 74,650   $5,112,271 $11,058,706    31,300    $(50,193)      $ (12,421)
                                  =========   ========   ========== ===========    ======    ========       =========




 See accompanying notes to consolidated financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year Ended October 31,
                                                                     1997                1996                1995
                                                                 -------------       -------------      --------------
 Cash Flows from Operating Activities:
    Cash received from customers                                 $   70,333,325      $   75,888,882     $   69,672,230
    Cash paid to suppliers and employees                            (66,430,978)        (71,513,828)       (67,646,691)
    Interest received                                                   479,644             392,652            375,847
    Interest paid                                                    (1,392,926)         (1,493,695)        (1,324,757)
    Income taxes paid                                                  (880,561)           (977,904)          (960,269)
                                                                 --------------      --------------     --------------
              Net cash provided by operating activities               2,108,504           2,296,107            116,360
                                                                 --------------      --------------     --------------

 Cash Flows from Investing Activities:
    Purchase of property, plant and equipment                          (252,569)           (668,133)        (1,802,392)
    Proceeds from the sale of rental fleet and equipment                 11,810              16,230            472,364
                                                                 --------------      --------------     --------------
              Net cash used in investing activities                    (240,759)           (651,903)        (1,330,028)
                                                                 --------------      --------------     --------------

 Cash Flows from Financing Activities:
    Repayment of capital lease obligations                              (54,134)            (39,357)           (13,173)
                                                                 --------------      --------------     --------------
              Net cash used in financing activities                     (54,134)            (39,357)           (13,173)
                                                                 --------------      --------------     --------------
 Net Increase (Decrease) in Cash and Cash Equivalents                 1,813,611           1,604,847         (1,226,841)

 Cash and Cash Equivalents, beginning of year                         5,617,707           4,012,860          5,239,701
                                                                 --------------      --------------     --------------
 Cash and Cash Equivalents, end of year                          $    7,431,318      $    5,617,707     $    4,012,860
                                                                 ==============      ==============     ==============




 See accompanying notes to consolidated financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

                                                                              Year Ended October 31,
                                                                      1997              1996               1995
                                                                 --------------    ----------------   --------------
 Reconciliation of Net Income to Net Cash Provided by
    Operating Activities:
       Net income                                                $    1,386,597      $    1,331,932    $   1,458,993
       Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                               431,696             351,271          295,643
            Amortization of deferred compensation                        23,779              24,696            7,450
            Deferred income taxes                                       (80,000)            (92,000)         (78,000)
            (Gain) loss on disposal of property and
              equipment and rental fleet                                 19,221              22,913          (49,951)
            Changes in assets and liabilities:
              (Increase) decrease in:
                 Accounts receivable                                   (362,092)          1,101,989         (307,177)
                 Refundable income taxes                                  7,919              31,414          (39,333)
                 Inventories                                          2,458,278          (3,799,938)      (2,112,596)
                 Prepaid expenses                                             -                   -          146,854
                 Other assets                                               230               9,400          (10,910)
              Increase (decrease) in:
                 Floor plan contracts                                (1,698,856)          3,537,379          797,302
                 Accounts payable                                       (36,051)           (354,536)         (14,912)
                 Customer deposits                                       65,181             (25,256)        (109,532)
                 Accrued expenses and income tax payable               (107,398)            156,843          132,529
                                                                 --------------      --------------    -------------
 Net Cash Provided by Operating Activities                       $    2,108,504      $    2,296,107    $     116,360
                                                                 ==============      ==============    =============



 See accompanying notes to consolidated financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended October 31, 1997, 1996 and 1995


 1.   ORGANIZATION AND NATURE OF BUSINESS:

      The Company is a multi-state retail chain of dealerships engaged in the retail sales and service of recreational vehicles and recreational boats in the Southeastern United States, New Mexico and California. Each dealership offers a full line of new and used recreational vehicles, and each dealership maintains a parts, service and body repair facility. Recreational boat sales are carried at selected dealerships. The Company also has a subsidiary, Holiday RV Assurance Corporation, an insurance agency that will receive commissions on the sale of insurance policies to recreational vehicle owners from a variety of insurance companies.

 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation - The consolidated financial statements include the accounts of Holiday RV Superstores, Incorporated and its Subsidiaries (the "Company"), which include Holiday RV Rental/Leasing, Inc.; Holiday RV Superstores of South Atlanta, Inc.; Holiday RV Superstores of South Carolina, Inc.; Holiday RV Superstores West, Inc.; Holiday RV Superstores of New Mexico, Inc.; and Holiday RV Assurance Corporation. All material intercompany accounts and transactions have been eliminated.

      Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with a maturity of three months or less at time of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts, money market funds and overnight repurchase agreements.

      Inventories - Inventories are valued at the lower of cost or market. New and used vehicles are accounted for using specific identification. Cost of parts and accessory inventories is determined by the first-in, first-out (FIFO) method.

      Property and Equipment - Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting and by accelerated methods for income tax purposes. Amortization of leasehold improvements is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the property and equipment range from 3 to 31 years. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets which are sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in the results of operations.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

Years Ended October 31, 1997, 1996 and 1995



 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

      Covenant Not to Compete - The covenant not to compete is being amortized over its contractual life using the straight-line method. At each balance sheet date, management assesses whether there has been any permanent impairment in the value of the agreement. Accumulated amortization totalled $224,000 and $155,000 as of October 31, 1997 and 1996,
      respectively.

      Revenue Recognition - Retail sales and related costs of vehicles, parts and service are recognized in operations upon delivery of products or services to customers or, in the case of recreational vehicles, when title passes to the customer.

      Earnings Per Share - Earnings per share is based upon the weighted average shares of common stock and common stock equivalents outstanding during the respective periods.

      Advertising - Advertising costs, included in selling, general and administrative expenses, are expensed as incurred.

      Fair Value of Financial Instruments - Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 1997.

      The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable, floor plan payables and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are relatively short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting7 principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications - Certain prior year amounts have been reclassified from previous presentations to conform to 1997 presentation.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

Years Ended October 31, 1997, 1996 and 1995



 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

      Recent Accounting Pronouncements - In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which is effective for interim and annual periods ending after December 15, 1997. The overall objective of SFAS No. 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with the International Accounting Standards. The Company will be required to adopt SFAS No. 128 in the first quarter of 1998, but does not expect the adoption to have a material effect on earnings per share. Basic and diluted EPS under SFAS No. 128 would not differ more than $.01 per share from the EPS presented for 1997, 1996 and 1995.

      Also during 1997, the FASB issued SFAS No. 130, Reporting of Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. This statement requires the reporting of net income and all other changes in equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net income or in the consolidated statement of operations below net income. This pronouncement will not be effective for the Company until the fiscal year ending October 31, 1999. For the fiscal years ended October 31, 1997, 1996 and 1995, comprehensive income and net income would not differ materially.

 3.   SUPPLEMENTAL CASH FLOW INFORMATION:

      The following table summarizes the Company's noncash investing and financing transactions:

                                                                             October 31,
                                                               1997             1996              1995
                                                             --------        ----------        ----------
             Capital lease incurred to purchase
                equipment                                    $      -        $   56,649        $   391,580

             Increase in deferred compensation
                from stock issuance                            11,250            14,063             91,127

             Decrease in deferred compensation
                from return of unvested restricted
                bonus stock                                    11,813            36,281                  -

             Transfer of rental vehicles to
                inventory                                           -                 -            495,020

             Accounts payable incurred to
                purchase construction in progress                   -                 -            233,754


HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

Years Ended October 31, 1997, 1996 and 1995



 4.   INVENTORIES:

      Inventories are summarized as follows:

                                                                              October 31,
                                                                      1997                1996
                                                                 ---------------     --------------
             New vehicles                                        $    15,276,085     $   17,581,630
             New marine                                                  617,067            750,147
             Used vehicles                                             3,214,149          3,295,416
             Used marine                                                 135,377            117,164
             Parts and accessories                                     1,470,066          1,426,665
                                                                 ---------------     --------------
                                                                 $    20,712,744     $   23,171,022
                                                                 ===============     ==============

 5.   PROPERTY AND EQUIPMENT:

      Property and equipment are summarized as follows:

                                                                              October 31,
                                                                       1997                1996
                                                                 ---------------     --------------
             Land                                                $     1,955,948     $    1,856,981
             Buildings and leasehold improvements                      2,287,644          2,234,497
             Machinery and shop equipment                                197,226            191,614
             Office equipment and furniture                              925,376            974,129
             Vehicles                                                    178,488            154,132
                                                                 ---------------     --------------
                                                                       5,544,682          5,411,353
             Less accumulated depreciation and
                amortization                                          (1,335,311)        (1,060,704)
                                                                 ---------------     --------------
                                                                 $     4,209,371     $    4,350,649
                                                                 ===============     ==============

      Depreciation expense for the years ended October 31, 1997, 1996 and 1995 was $362,816, $282,391 and $210,182, respectively.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

Years Ended October 31, 1997, 1996 and 1995



 6.   FLOOR PLAN CONTRACTS:

      Substantially all inventories, accounts receivable and equipment are pledged as security under floor plan contracts. Floor plan contracts are due upon sale of the related vehicle.

      Interest rates and interest expense are as follows for the years ended October 31:

                                                                                            Interest
                                                                        Interest Rate        Expense
                                                                        -------------      ------------
                     1997                                                7.69 - 9.25%      $  1,381,231
                     1996                                                8.25 - 9.00%      $  1,504,860
                     1995                                                7.75 - 10.00%     $  1,335,997


      Maximum borrowings available under the contracts were $47,000,000 as of October 31, 1997. The following summarizes certain information about the borrowings under the floor plan contracts:

                                                                                      October 31,
                                                                                1997               1996
                                                                          ---------------     --------------
             Maximum amount outstanding at
                any month end                                             $    19,893,081     $   17,740,533

             Average amount outstanding during the period                 $    16,977,374     $   16,808,584

             Weighted average interest rate during the period                  8.12%              8.50%

             Weighted average interest rate at the
                end of the period                                              8.05%              8.42%



HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

Years Ended October 31, 1997, 1996 and 1995



 7.   STOCK OPTION PLANS:

      The Company has an Incentive Stock Option Plan (the "Plan") which provides for the issuance of up to 280,000 shares of common stock. The option exercise price must be at least 100% of the fair market value per share of common stock on the date of grant, except that such price must be at least 110% of the fair market value per share for employees who own more than 10% of the outstanding shares of the Company. The options are exercisable, as determined by the Compensation Committee, over a period of time, but not more than ten years from the date of grant, and will be subject to such other terms and conditions as the Committee may determine. There have been no additional options issued under this plan for the fiscal years ended 1995 through 1997. At October 31, 1997, there are 155,000 shares available for future issuances under the Plan.

      During 1993, under a separate plan, the Company made available and granted 50,000 shares to certain directors to purchase shares of its common stock at the market price on the date of the grant.

      In August, 1994, as part of the California acquisition, the Company granted options for 125,000 shares at an exercise price equal to the average closing price of the Company's common stock for the 30 days prior to the acquisition, $1.70 per share. These options expire on September 30, 2004. Of these options, 100,000 are exercisable as of October 31, 1997. The remaining 25,000 options become exercisable August 1, 1998.

      The following table summarizes the combined stock options activity for the years ended October 31, 1997, 1996 and 1995:

                                                                           Number of        Weighted
                                                                             Shares          Average
                                                                           Under Option    Option Price
                                                                           ------------    ------------
             Balance, November 1, 1994                                       300,000         $ 1.77
                                                                             =======

             Balance, October 31, 1995                                       300,000         $ 1.77
                                                                             =======

             Balance, October 31, 1996                                       300,000         $ 1.77
                                                                             =======

             Balance, October 31, 1997                                       300,000         $ 1.77
                                                                             =======


HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

Years Ended October 31, 1997, 1996 and 1995



 7.   STOCK OPTION PLANS - CONTINUED:

      At October 31, 1997, the 300,000 options outstanding under all stock option plans are summarized in the following table:

             Option              Range of               Weighted Average         Weighted Average
             Shares           Exercise Prices            Exercise Price           Remaining Life
            --------          ---------------           ----------------         ----------------
             275,000           $1.38 - $2.05                 $1.71                     5.2
              25,000               $2.50                     $2.50                     2.6


      In addition, at October 31, 1997, 275,000 options were exercisable. These options and their weighted average exercise price are summarized below:

                       Option                           Weighted Average
                       Shares                           Exercise Price
                       ------                           ---------------
                        250,000                              $1.55
                         25,000                              $2.50




      The Company applies the disclosure-only provisions of Statement of Financial Standards (SFAS) No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. No compensation expense has been recorded as there have been no options granted during the last three fiscal years. Thus, there is no proforma effects to calculate on net income or earnings per share during that period.

 8.   DEFERRED COMPENSATION:

      The Company has a restrictive stock bonus plan in place, whereby, at the Board of Directors discretion, shares of the Company's stock are awarded to certain individuals, including employees of the Company. The stock awards vest upon the meeting of all the restrictions of the agreement. Deferred compensation consists of the unamortized portion of the value of shares of common stock which have been awarded to various individuals. The awards provide for vesting of the shares over the two-year restriction period. Amortization of the deferred compensation is computed by the straight-line method over the vesting periods. Unvested shares forfeited to the Company are recorded as treasury stock based on the value of the shares at their original issuance date.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

Years Ended October 31, 1997, 1996 and 1995



 8.   DEFERRED COMPENSATION - CONTINUED:

      Consistent with the Company's stock option plans, the Company applies the disclosure-only provisions of SFAS No. 123, but applies APB No. 25 and related interpretations in accounting for its deferred compensation plan. The Company has recorded compensation expense of $23,779, $24,696 and $7,450 for the fiscal years ended October 31, 1997, 1996 and 1995, respectively. If the Company had elected to recognize compensation expense consistent with the methods prescribed by SFAS No. 123, there would have been an immaterial effect on the reported net income and earnings per share.

 9.   INCOME TAXES:

      The components of income taxes are as follows:

                                                                                 October 31,
                                                                  1997              1996                1995
                                                              ------------     --------------      -------------
             Current:
                Federal                                       $     790,000     $     775,000      $     883,000
                State                                               186,000           146,000            175,000
                                                              -------------     -------------      -------------
                                                                    976,000           921,000          1,058,000
                                                              -------------     -------------      -------------
             Deferred:
                Federal                                             (70,000)          (78,000)           (73,000)
                State                                               (14,000)          (14,000)            (5,000)
                                                              -------------     -------------      -------------
                                                                    (84,000)          (92,000)           (78,000)
                                                              -------------     -------------      -------------
             Total income taxes                               $     892,000     $     829,000      $     980,000
                                                              =============     =============      =============

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

Years Ended October 31, 1997, 1996 and 1995



 9.   INCOME TAXES - CONTINUED:

      The components of deferred tax assets and liabilities consist of the following:

                                                                                         October 31,
                                                                                    1997              1996
                                                                               -------------     -------------
             Deferred tax assets:
                Property and equipment                                         $      22,000     $           -
                Deferred compensation                                                 19,000            12,000
                Noncompete agreement                                                  43,000            31,000
                Inventory                                                             71,000            64,000
                Deferred finance income                                               39,000            45,000
                Accrued vacation                                                      21,000                 -
                Other                                                                  8,000             9,000
                                                                               -------------     -------------
                        Gross deferred income tax assets                             223,000           161,000
             Valuation allowance                                                           -                 -
                                                                               -------------     -------------
                        Total deferred tax assets                                    223,000           161,000
                                                                               -------------     -------------

             Deferred tax liabilities:
                Property and equipment                                                     -           (13,000)
                Rental fleet                                                          (7,000)          (12,000)
                                                                               -------------     -------------
                        Total deferred tax liabilities                                (7,000)          (25,000)
                                                                               -------------     -------------

             Total net deferred tax assets                                           216,000           136,000

             Less current deferred tax assets                                       (149,000)         (147,000)
                                                                               -------------     -------------
             Long-term deferred tax assets (liabilities)                       $      67,000     $     (11,000)
                                                                               =============     =============

      The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                                 1997                       1996                     1995
                                         -------------------        -------------------       -------------------
                                           Amount    Percent         Amount     Percent        Amount     Percent
                                         ---------   -------        ---------   -------       ---------   -------
             Income taxes at
                statutory rate           $ 774,000   34.0 %         $ 735,000   34.0 %        $ 829,000   34.0 %

             State income taxes,
                net of federal benefit     114,000    5.0             104,000    4.8            112,000    4.6

             Other                           4,000    0.2             (10,000)  (0.5)            39,000    1.6
                                         ---------   -------        ---------   -------       ---------   -------
             Income taxes at
                effective rates          $ 892,000   39.2 %         $ 829,000   38.3 %        $ 980,000   40.2 %
                                         =========   =======        =========   =======       =========   =======

      At October 31, 1997, the Company has net operating loss carryforwards of approximately $226,000 for state income tax purposes that expire beginning in 2004.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

Years Ended October 31, 1997, 1996 and 1995



10.   EMPLOYEE BENEFIT PLANS:

      The Company has a Profit-Sharing and Employee Investment Plan which covers substantially all employees meeting certain minimum age and service requirements. Employee contributions to the investment plan may, at the Company's discretion, be matched 25% up to a maximum employee contribution of 6%. Also at the Company's discretion, a profit-sharing contribution may be made. Company contributions to the plan, included in selling, general and administrative expenses, were approximately $86,000, $95,000 and $94,000 for the years ended October 31, 1997, 1996 and 1995, respectively.

11.   CAPITAL AND OPERATING LEASE COMMITMENTS:

      Capital Lease - The Company leases computer equipment under an agreement which is classified as a capital lease. The lease expires in 2002, at which time the Company will have an option to purchase the computer equipment for a nominal amount. The equipment is included in property and equipment in the amount of approximately $448,000 with related accumulated amortization of $233,000 and $130,000 at October 31, 1997 and 1996, respectively.

      Operating Leases - The Company conducts its operations from leased facilities including land and buildings in Orlando and Fort Myers, Florida; Greer, South Carolina; and Roseville, California. The Florida facilities (with the exception of the corporate office) are leased from related parties (see Note 12). The leases expire on various dates from 1998 through 2002, with some including renewal options.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

Years Ended October 31, 1997, 1996 and 1995



11.   CAPITAL AND OPERATING LEASE COMMITMENTS - CONTINUED:

      As of October 31, 1997, future minimum lease payments under noncancellable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                                                              Capital          Operating
                                                                               Lease            Leases
                                                                           ---------------    -------------
                     1998                                                 $       90,558     $     503,237
                     1999                                                         90,558           367,375
                     2000                                                         90,558            94,375
                     2001                                                         90,558            59,375
                     2002                                                         82,211            29,688
                                                                          --------------     -------------
                     Total minimum lease payments                                444,443     $   1,054,050
                                                                                             ==============
                     Less amount representing interest                          (102,878)
                                                                          --------------
                     Present value of minimum lease payments                     341,565
                     Less current portion                                        (55,514)
                                                                          --------------

                     Long-term capital lease obligation                   $      286,051
                                                                          ==============



      The Company's rental expense under operating leases for the fiscal years ended October 31, 1997, 1996 and 1995 was $529,307, $570,470 and $615,800,
      respectively.

12.   RELATED-PARTY TRANSACTIONS:

      As noted in Note 11, the Company currently leases the Orlando, Florida facility from the principal stockholders and the Fort Myers, Florida facility from a trust whose beneficiaries are the heirs of one of the principal stockholders. The Company paid $178,635, $144,000 and $144,000 to these related parties for the years ended October 31, 1997, 1996 and 1995, respectively.

      The Company also paid legal fees of approximately $25,000 and $78,000 to a law firm owned in part by a member of the Company's Board of Directors during the years ended October 31, 1997 and 1996, respectively.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

Years Ended October 31, 1997, 1996 and 1995



13.   ADVERTISING COSTS:

      The Company promotes its product lines through various advertising sources. Advertising expenses were approximately $1,035,000, $1,034,000 and $1,106,000 for the years ended October 31, 1997, 1996 and 1995, respectively.

14.   COMMITMENTS AND CONTINGENCIES:

      Concentration of Risk - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its funds with high credit quality institutions. At times, such monies may be in excess of the FDIC or other insurance limits. With regard to receivables, the Company routinely assesses the financial strength and collectibility of its customers and, as a consequence, believes that its accounts receivable credit risk is limited.

      The Company relies on several manufacturers as suppliers for its product lines. Approximately 69%, 76% and 79% of the Company's new vehicle sales for the years ended October 31, 1997, 1996 and 1995, respectively, consists of vehicles purchased from the same two manufacturers. In the opinion of management, the loss of any one brand of new recreational vehicle would not materially affect the Company. However, the loss of all the brands sold by either of the two largest manufacturers would have a material effect on the Company's sales. The Company's management feels the loss of all brands from either of these two manufacturers to be highly unlikely.

      Third-Party Financing - The Company uses third-party banks and/or finance companies to assist its customers in locating financing for vehicle purchases. The Company refers customers to one or more of these third-party financing sources and earns a referral fee if the third-party lender consummates a loan contract with the customer. These contracts represent third-party financing, and the Company provides no underwriting or credit approval services for the lender. The Company's referral fees are in fact a commission and are typically based upon the difference between the interest rate the customer pays under the contract with the lender and an interest rate designated by the lender. At no time does the Company service or guarantee the collection of these loans or receivables. The Company could be charged back the commission by the lender if the loan is paid off or foreclosed in a specified period of time, usually limited to the first six months of the term, and if the chargeback exceeds reserves retained by the lender.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

Years Ended October 31, 1997, 1996 and 1995



14.   COMMITMENTS AND CONTINGENCIES - CONTINUED:

      Third-Party Financing - Continued - The Company records this commission income based upon the amount earned less allowances for chargebacks. In determining the allowances for chargebacks, the Company takes into consideration total customer loans outstanding and estimates the exposure for potential chargebacks associated with foreclosure and early payoffs of these loans. The Company also considers current and future economic conditions, the effects of the change in consumer interest rates and the aging of all loans outstanding. The chargeback allowance was approximately $105,700, $135,000 and $152,000 at October 31, 1997, 1996
      and 1995, respectively. Finance chargebacks were approximately $57,000, $58,000 and $40,000 for 1997, 1996 and 1995, respectively.


15.   SUBSEQUENT EVENTS:

      On November 15, 1997, the Company's Board of Directors approved a plan to repurchase up to $1,000,000 of common stock of the Company.

REPORT OF INDEPENDENT ACCOUNTANTS


Holiday RV Superstores, Incorporated
Orlando, Florida

Our report on the consolidated financial statements of Holiday RV Superstores, Incorporated and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the fiscal year ended October 31, 1997 included at page S-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                        COOPERS & LYBRAND L.L.P.

Orlando, Florida
December 18, 1997

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


                                              BDO Seidman, LLP


Orlando, Florida
December 20, 1996

                                 SCHEDULE II


            HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES


                      VALUATION AND QUALIFYING ACCOUNTS


           FOR THE FISCAL YEARS ENDED OCTOBER 31, 1997, 1996, 1995

--------------------------------------------------------------------------------
                                        Charges              Other
                           Balance at  to cost   Charges    charges-      Balance
                           Beginning     and     to other   additions    at end of
Year Description           of Period   expenses  Accounts (deductions)    period
                                                             (a)
--------------------------------------------------------------------------------
1997 Finance Commissions  $ 135,260   $ 57,362    $---       $(86,773)  $105,849
     Chargeback Reserves

1996 Finance Commissions
     Chargeback Reserves    152,092     58,425     ---        (75,257)   135,260

1995 Finance Commissions
     Chargeback Reserves    193,374     39,858     ---        (81,140)   152,092

--------------------------------------------------------------------------------

(a) Finance income chargebacks paid.

                          ANNUAL REPORT ON FORM 10-K

                                   ITEM 11

                     CUMULATIVE TOTAL SHAREHOLDER RETURN

                     PERFORMANCE GRAPH AS OF OCTOBER 31,

                        1993,1994,1995,1996, AND 1997

                                     FOR

             HOLIDAY RV SUPERSTORES, INC., THE S&P 500 INDEX, AND

              INDEX OF HOLIDAY RV SUPERSTORES, INC.'S PEER GROUP

                           DISCLOSURE REQUIRED FOR
                  ITEM 402(1) FOR FORM 10-K (ANNUAL REPORT)
                              PERFORMANCE GRAPH

        Here in displays a line graph plotting three (3) series of points, whereby the Y axis is the total cumulative shareholder return, and the x axis is the year, being 1992 thru 1997. The plotted points (cumulative shareholder return by year) are listed in the table below.

                1992    1993    1994    1995    1996    1997
RVEE            100.00  181.02  114.33  228.66  138.11  116.69
S&P 500         100.00  114.94  119.39  150.96  187.33  247.48
PEER GROUP      100.00  296.29  292.81  231.60  238.71  225.11

  The performance graph above illustrates the cumulative yearly shareholder return for the past five years, assuming a $100 investment on October 31, 1992, in (1) the Company; (RVEE) (2) The Standard and Poor's 500 composite index, assuming reinvestment of dividends; (3) a Company determined Market Capitalization Peer Group composite index, assuming reinvestment of dividends.

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

  The peer group consist of the following companies:

Audio King Corp., Brendles Inc., Chariot Entertainment Inc. (no longer files as of 9/18/95), Evans Inc., FFP Partners LP-CL,A., Foodarama Supermarkets, Harold's Stores Inc., Hills Department Stores Inc., Holiday RV Superstores, Inc., Huffman Koos Inc., (acquired by Bruener's Home Furn Co., Oct. '95), Pubco Corp., Seaway Food Town Inc., Siebert Financial Corp., Sound Advice Inc., Spec's Music Inc., Strober Organization Inc. (acquired by Hamilton NY, March '97), Sunshine-Jr Stores (acquired by E-Z Serve Corp. July '95), Uni-Marts Inc. CL A, Village Super Market CL A, Warehouse Club Inc. (no longer files as of 3/18/96)