Form 10-Q
period 1998-01-31
HOLIDAY RV SUPERSTORES INC
filed 1998-03-16
CIK 822076

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON DC  20549

                            ---------------------

                                  FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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

         As of March 4, 1998, Holiday RV Superstores, Incorporated had outstanding 7,280,200 shares of Common Stock, par value $.01 per share.

                               TABLE OF CONTENTS

Item                                                                                       Page
                                                 Part I

                                         Financial Information



1.     Financial Statements.................................................................  3

       Consolidated Condensed Balance Sheets ...............................................  3

       Consolidated Condensed Statements of Income .........................................  5

       Consolidated Condensed Statement of Cash Flows.......................................  6

       Notes to Consolidated Condensed Financial
              Statements ...................................................................  8

2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..........................................  9



                                                Part II

                                           Other Information



6.     Exhibits and Reports on Form 8-K .................................................... 12


                                 PART I.

                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


            HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

           --------------------------------------------------------

                                    ASSETS
                                                                             01/31/98
                                                                            (Unaudited)                10/31/97
                                                                            ------------              ------------
CURRENT:

     Cash and cash equivalents                                             $  6,421,814              $  7,431,318
     Accounts receivable:
          Trade and contracts in transit                                        972,976                   841,212
          Other                                                                 344,428                   307,530
     Inventories                                                             26,275,469                20,712,744
     Deferred income taxes                                                      149,000                   149,000
                                                                           ------------              ------------

          TOTAL CURRENT ASSETS                                               34,163,687                29,441,804

PROPERTY AND EQUIPMENT,
     less accumulated depreciation                                            4,210,135                 4,209,371

OTHER ASSETS,
   principally covenant not to compete                                          241,846                   261,090


NONCURRENT DEFERRED INCOME TAXES                                                 67,000                    67,000
                                                                           ------------              ------------
          TOTAL ASSETS                                                     $ 38,682,668              $ 33,979,265
                                                                           ============              ============

             See accompanying notes to the consolidated condensed
                            financial statements.

            HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

           --------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              01/31/98
                                                                             (Unaudited)               10/31/97
                                                                             -----------             ------------
CURRENT LIABILITIES:
     Floor plan contracts                                                  $ 20,184,906              $ 15,805,446
     Accounts payable                                                         1,039,458                   511,323
     Customer deposits                                                          268,941                   141,586
     Accrued expenses                                                           594,333                   898,639
     Current portion of capital lease
       obligations                                                               57,060                    55,514
       Income tax payable                                                       104,200                    97,693
                                                                           ------------               -----------
          TOTAL CURRENT LIABILITIES                                          22,248,898                17,510,201

LONG-TERM CAPITAL LEASE OBLIGATIONS,
     less current portion                                                       271,071                   286,051


STOCKHOLDERS' EQUITY:
     Common stock $.01 par - shares authorized
         10,000,000; issued 7,465,000                                            74,650                    74,650
     Additional paid-in capital                                               5,112,271                 5,112,271
     Retained earnings                                                       11,221,732                11,058,706
     Treasury stock, at cost, 157,300 and 31,300
          respectively                                                         (235,315)                  (50,193)
     Deferred compensation                                                      (10,639)                  (12,421)
                                                                           ------------               -----------
          TOTAL STOCKHOLDERS' EQUITY                                         16,162,699                16,183,013
                                                                           ------------               -----------
TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                             $ 38,682,668              $ 33,979,265
                                                                           ============              ============


             See accompanying notes to the consolidated condensed
                            financial statements.

            HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME

           --------------------------------------------------------
                                 (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                       01/31/98              01/31/97
                                                                     ------------         -----------
SALES AND SERVICE REVENUE                                           $ 15,519,000           $ 15,402,414

COST OF SALES AND SERVICE                                             12,737,695             12,649,675
                                                                    ------------           ------------

     Gross Profit                                                      2,781,305              2,752,739

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                           2,280,005              2,235,870
                                                                    ------------           ------------

     Income from operations                                              501,300                516,869

INTEREST INCOME                                                          126,402                104,324
INTEREST EXPENSE                                                        (360,476)              (375,382)
                                                                    ------------           ------------

     Income before income taxes                                          267,226                245,811

INCOME TAXES                                                             104,200                 95,400
                                                                    ------------           ------------

NET INCOME                                                          $    163,026           $    150,411
                                                                    ============           ============

BASIC AND DILUTED EARNINGS PER SHARE                                $       0.02           $       0.02
                                                                    ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                                                       7,407,900              7,435,700
                                                                    ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     AND COMMON STOCK EQUIVALENTS
     OUTSTANDING                                                       7,421,300              7,450,600
                                                                    ============           ============


             See accompanying notes to the consolidated condensed
                            financial statements.

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

           --------------------------------------------------------
                                 (Unaudited)

                                                                                 THREE MONTHS ENDED

                                                                           1/31/98                  1/31/97
                                                                       --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                      $   15,350,338            $   14,106,498
     Cash paid to suppliers and employees                                 (15,786,123)              (14,854,232)
     Interest received                                                        126,402                   104,324
     Interest paid                                                           (337,658)                 (366,619)
Income taxes paid                                                             (91,186)                 (142,869)
                                                                       --------------            --------------

  Net cash used for operating activities                                     (738,227)               (1,152,898)
                                                                       --------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                               (148,222)                 (138,387)
     Proceeds from the sale of equipment                                       75,501                      ---
                                                                       --------------            --------------
  Net cash used for investing activities                                      (72,721)                 (138,387)
                                                                       --------------            --------------



CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                              (185,122)                     ---
     Repayment of capital lease obligations                                   (13,434)                  (13,312)
                                                                       --------------             -------------

  Net cash used for financing activities                                     (198,556)                  (13,312)

  Net cash used for operating, investing
     and financing activities                                              (1,009,504)               (1,304,597)

Cash and cash equivalents, beginning of period                              7,431,318                 5,617,707
                                                                       --------------             -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $    6,421,814             $   4,313,110
                                                                       ==============             =============



                  See accompanying notes to the consolidated
                             financial statement.

            HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONCLUDED)

           --------------------------------------------------------
                                 (Unaudited)

                                                                                  THREE MONTHS ENDED
                                                                          1/31/98                    1/31/97
                                                                       -------------              --------------
RECONCILIATION OF NET INCOME TO NET CASH
     USED FOR OPERATING ACTIVITIES:

Net income                                                             $      163,026             $     150,411

       Adjustments to reconcile net income to net cash
          used for operating activities:
          Depreciation and amortization                                        89,177                   101,618
          Amortization of deferred compensation                                 1,782                     9,246
          Changes in assets and liabilities:
             (Increases) decreases in:
                Accounts receivable                                          (168,662)               (1,295,916)
                Inventories                                                (5,562,725)                 (968,158)
                Other assets                                                    2,024                      ---
             (Increases) decreases in:
                Floor plan contracts                                        4,379,460                   950,970
                Accounts payable                                              528,135                   381,696
                Customer deposits                                             127,355                    61,658
                Accrued expenses and income taxes payable                    (297,799)                 (544,423)
                                                                        -------------             -------------

NET CASH USED FOR OPERATING ACTIVITIES                                 $     (738,227)            $  (1,152,898)
                                                                       ==============             =============





            See accompanying notes to the consolidated condensed
                            financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1997. The accompanying financial statements have not been audited by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company elimination's necessary to summarize fairly the Company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for three months ended January 31, 1998 are not necessarily indicative of results to be expected for the Fiscal year.

Certain prior year amounts have been reclassified from previous presentations to conform to 1998 presentation.

NOTE 2.  INVENTORIES
    Inventories are summarized as follows:

                                      January 31, 1998                      October 31, 1997
                                      ----------------                      ----------------
New Vehicles                               $19,001,712                           $15,276,085
New Marine                                   1,007,628                               617,067
Used Vehicles                                4,587,025                             3,214,149
Used Marine                                    144,268                               135,377
Parts and Accessories                        1,534,836                             1,470,066
                                             ---------                             ---------

                                           $26,275,469                           $20,712,744
                                           ===========                           ===========

NOTE  3.        EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standard No. 128, earnings per share, in the Quarter ended January 31, 1998. The overall objective of SFAS No. 128 is to simplify the calculation of earnings per share
(EPS) and achieve comparability with the International Accounting Standards. The adoption of SFAS No. 128 did not change earnings per share as previously presented for the Quarter ended January 31, 1997.

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

FINANCIAL CONDITION AS OF JANUARY 31, 1998 COMPARED TO JANUARY 31, 1997.

    The Company continued to maintain a strong financial position with high
liquidity.   A net of $738,000 cash was used for operating activities primarily to finance the increase of used inventory in preparation of the winter selling season. New inventory increases typical for the first quarter, were financed by floor plan contracts with financial institutions. In the prior year cash was used primarily to finance short term receivables due from finance companies providing retail financing for the Company's customer purchases. Less customers financed in the current quarter, decreasing the Company's use of cash to finance these receivables.

     Cash used for investing activities decreased $66,000 from prior year due primarily to proceeds from the sale of equipment offsetting equipment purchases.

     Cash used for financing activities increased $180,000 primarily as a result of the Company's common stock repurchase program. Since the announcement of the repurchase program in January, 1998, the Company used a total of $185,000 cash to repurchase it's shares.

    The net results on the Company's cash position from all activities was a use of $1.0 million as in the current quarter compared to a use of $1.3 million in the same quarter last year. The net result was a cash position of $6.4 million as of January 31, 1998 as compared to $4.3 million as of January 31, 1997.

    Net working capital increased to $11.9 million as of the end of the quarter compared to $10.6 million for the same period last year.

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

    The Company's management is currently evaluating alternative sources of capital, its cost and its ultimate effect on the capitalization of the Company. The Company has $34 million maximum borrowing available under floor plan contracts of which $14 million was not used.

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


RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1998, COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1997.

    Sales and service revenue increased slightly to $15.5 million from $15.4 million. Unit sales of new vehicles were down 7%, but increased average new vehicle sale prices resulted in a 1% increase in the new vehicle dollar sales. The average sales price increase is a result of the Company's focus on the sale of higher priced Class A motorhomes with greater potential for higher gross profits.

    A decrease in used vehicle unit sales of 14% was offset by an increase in the average used vehicle sale price resulting in a 3% decrease in used sales revenue. The increased average used sales price also resulted from the company's focus on the sale of higher price used Class A motorhomes.

    The company's management believes the "El Nino" effect on weather conditions in both of it's primary market areas, the Southeastern states and California, had a negative effect on sales in Fiscal

98. However, management also feels that pent-up demand will have a positive effect on the company's sales later this year when the "El Nino" effect decreases.

    Parts and Service revenue increased 7% reflecting the results of the Company's continued focus on increasing service facilities to attract more Parts and Service revenue.

    Cost of sales, as a percent of revenue, remained the same, 17.9%.

    Gross profit increased 1% to $2.78 million from $2.75 million. Decreased gross profits from less used vehicle unit sales were offset by increased gross profits from new vehicle sales, parts and service.

    Selling, general and administrative (SG&A) expenses increased slightly to $2.28 million from $2.24 million primarily due to increased marketing and promotional expenses. As a result, income from operations decreased 3% to $501,000 from $517,000.

    Interest income increased 21% to $126,000 from $104,000 due to the company having more cash to invest. Interest expense decreased 4% to $360,000 from $375,000.

    Income before income taxes increased 9% to $267,000 from $246,000.

    The combined Federal and State income tax rate was 39.0% in the current quarter compared to 38.9% in the same quarter last year. Income taxes for both periods varied from the Federal rates due to state income taxes.

    Net income increased 8% to $163,026 from $150,411.   Net income as a
percent of revenue increased to 1.1% from 1.0%.

     Earnings per share remained the same, 2 cents, despite the adoption of SFAS No. 128, earnings per share.

                                   PART II

                              OTHER INFORMATION


    There is no information to report under Items 1, 2, 3, and 4 and 5 of Part II of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS

         27            Financial Data Schedule (for SEC use only).

    Reports on Form 8-K

         None

                                   Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date                                HOLIDAY RV SUPERSTORES, INCORPORATED




March 12, 1998                      /s/ Newton C. Kindlund
                                    -----------------------------------
                                    Newton C. Kindlund, President,
                                    Chief Executive Officer
                                    Principal Executive Officer





March 12, 1998                      /s/ Joanne M. Kindlund
                                    -----------------------------------
                                    Joanne M. Kindlund, Executive
                                    Vice President-Administration,
                                    Secretary/Treasurer
                                    Principal Administrative Officer





March 12, 1998                      /s/ W. Hardee McAlhaney
                                    -----------------------------------
                                    W. Hardee McAlhaney, Vice President
                                    Chief Financial Officer
                                    Principal Financial and Accounting Officer