Form 10-K/A
period 1997-10-31
HOLIDAY RV SUPERSTORES INC
filed 1998-04-07
CIK 822076

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates as of January 16, 1998, was approximately $6,014,000.

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


ENGAGEMENT OF FINANCIAL ADVISOR TO EXPLORE STRATEGIC ALTERNATIVES TO ENHANCE SHAREHOLDER VALUE

  In December, 1996, the Company engaged Prudential Securities Incorporated to act as the Company's exclusive financial advisor to explore strategic alternatives to enhance shareholder value, including possible acquisitions, mergers or the sale of the Company. The engagement terminated in December, 1997. The parties agreed to the termination after the initial term, due to Prudential's inability to present any meaningful strategic alternatives to the Company to enhance shareholder value, including potential candidates for acquisition by the Company, merger with the Company or to be acquired by the Company. Prudential has been retained to assist the Company in repurchasing it's shares.

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

  Cost of sales and service, as a percentage of revenue, decreased to 81.3% in Fiscal 1997 from 82.3% in Fiscal 1996.

  Gross profit decreased 3.6% to $12.73 million in Fiscal 97 from $13.2 million in Fiscal 1996. As a percentage of revenue, gross profit increased to 18.7% in Fiscal 97 from 17.7% in Fiscal 1996. This increase was primarily the result of increased gross margins on the sale of used RVs.

  Agency commissions (referral fees) are paid to the Company if financing or insurance is provided for the customer's purchases from the Company, as a result of referring the customer to a financial institution or insurance agency. Agency commissions represented 17% of the Company's total gross profit in Fiscal 1997, as compared to 18% in Fiscal 1996. Agency commissions and gross profit result from the sale of new and used vehicles and boats, and in the aggregate, represented 71% of the Company's total gross profit in Fiscal 1997, as compared to 73% in Fiscal 1996. In both Fiscal years, agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented the majority of the Company's net pretax income.

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

  Agency commissions represented 18% of the Company's total gross profit in Fiscal 1996 and Fiscal 1995. Agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented 73% of the Company's total gross profit in Fiscal 1996, as compared to 72% in Fiscal 1995. In both years, agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented the majority of the Company's net pretax income.

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


DATED:  APRIL 2, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                             Title                                  Date
---------                                             -----                                  ----
/s/Newton C. Kindlund                            President, Chairman of                    April 2, 1998
---------------------------------                the Board of Directors
President and Chairman                           Chief Executive Officer
Principal Executive Officer
Newton C. Kindlund

/s/Joanne M. Kindlund                            Executive Vice President-                 April 2, 1998
---------------------------------                Administration, Secretary/
Principal Administrative Officer                 Treasurer and Director
Joanne M. Kindlund

/s/W. Hardee McAlhaney                           Vice President,                           April 2, 1998
---------------------------------                Chief Financial Officer and
Principal Financial                              Director
and Accounting Officer
W. Hardee McAlhaney



Signature                                             Title                                  Date
---------                                             -----                                  ----

/s/James P. Williams                            Director                                    April  2,  1998
---------------------------------
James P. Williams


/s/ Roy W. Parker                               Director                                    April  2, 1998
---------------------------------
Roy W. Parker


/s/ Harvey M. Alper                             Director                                    April  2,  1998
---------------------------------
Harvey M. Alper





