Form 10-Q
period 1998-04-30
HOLIDAY RV SUPERSTORES INC
filed 1998-06-11
CIK 822076

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                               -------------------


                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

                              YES  X          NO
                                  ---

     As of May 30, 1998, Holiday RV Superstores, Incorporated had outstanding 7,272,300 shares of Common Stock, par value $.01 per share.

                                TABLE OF CONTENTS

Item                                                                       Page

                                     Part I

                              Financial Information


1.   Consolidated Condensed Balance Sheets.................................  3

     Consolidated Condensed Statements of Income...........................  5

     Consolidated Condensed Statements of Cash Flows.......................  6

     Notes to Consolidated Condensed Financial Statements..................  8

2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................  9



                                     Part II

                                Other Information


4.   Submission of Matters to a Vote of Security Holders....................13


6.   Exhibits and Reports on Form 8-K.......................................13

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


          HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES CONSOLIDATED
                             CONDENSED BALANCE SHEETS

                                     ASSETS

                                               04/30/98                10/31/97
                                             (Unaudited)
                                             ------------              -----------
CURRENT:

     Cash and cash equivalents                $ 7,328,921              $ 7,431,318
     Accounts receivable:
          Trade and contracts in transit        1,153,566                  841,212
          Other                                   466,683                  307,530
     Inventories                               23,123,429               20,712,744
     Deferred income taxes                        149,000                  149,000
                                              -----------              -----------

          TOTAL CURRENT ASSETS                 32,221,599               29,441,804

PROPERTY AND EQUIPMENT:
     less accumulated depreciation              4,163,077                4,209,371

OTHER ASSETS,
     principally covenant not to compete          223,371                  261,090

NONCURRENT DEFERRED INCOME TAXES                   67,000                   67,000

                                              -----------              -----------


          TOTAL ASSETS                        $36,675,047              $33,979,265
                                              ===========              ===========



   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        04/30/98                10/31/97
                                                      (Unaudited)
                                                     --------------           -------------
CURRENT LIABILITIES:

     Floor plan contracts                              $ 17,215,036            $ 15,805,446
     Accounts payable                                       887,600                 511,323
     Customer deposits                                      244,043                 141,586
     Accrued expenses                                       738,154                 898,639
     Current portion of capital lease obligations            58,649                  55,514
     Income tax payable                                     413,928                  97,693
                                                       ------------            ------------

          TOTAL CURRENT LIABILITIES                      19,557,410              17,510,201

 LONG TERM CAPITAL LEASE OBLIGATIONS
     less current portion                                   255,631                 286,051

STOCKHOLDERS' EQUITY:
     Common stock $.01 par - shares authorized
          10,000,000; issued 7,465,000                       74,650                  74,650
     Additional paid-in capital                           5,112,271               5,112,271
     Retained earnings                                   11,992,117              11,058,706
     Less:
       Treasury stock, at cost, 192,700 and 31,300
        shares respectively                                (308,176)                (50,193)
     Deferred compensation                                   (8,856)                (12,421)
                                                       ------------            ------------

          TOTAL STOCKHOLDERS' EQUITY                     16,862,006              16,183,013

                                                       ------------            ------------

TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                         $ 36,675,047            $ 33,979,265
                                                       ============            ============


   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                        Three Months Ended                        Six Months Ended
                                    04/30/98            04/30/97            04/30/98             04/30/97
                                ---------------     ---------------      ---------------     ---------------
SALES & SERVICE REVENUE         $24,146,941             $21,431,451          $39,665,941         $36,833,865
COST OF SALES AND SERVICE        19,897,834              17,547,310           32,635,529          30,196,985
                                -----------             -----------          -----------         -----------

     Gross Profit                 4,249,107               3,884,141            7,030,412           6,636,880

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES           2,740,163               2,663,739            5,020,168           4,899,609
                                -----------             -----------          -----------         -----------

     Income from operations       1,508,944               1,220,402            2,010,244           1,737,271

INTEREST INCOME                     114,262                 103,481              240,664             207,805
INTEREST EXPENSE                    360,321                 340,756              720,797             716,138
                                -----------             -----------          -----------         -----------

     Income before income
     taxes                        1,262,885                 983,127            1,530,111           1,228,938

INCOME TAXES                        492,500                 381,600              596,700             477,000
                                -----------             -----------          -----------         -----------

NET INCOME                      $   770,385             $   601,527          $   933,411         $   751,938
                                ===========             ===========          ===========         ===========

BASIC AND DILUTED EARNINGS
PER SHARE                       $      0.11             $      0.08                 0.13                0.10
                                ===========             ===========          ===========         ===========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                       7,281,500               7,449,700            7,345,700           7,449,700
                                ===========             ===========          ===========         ===========


WEIGHTED AVERAGE NUMBER
OF COMMON SHARES AND
COMMON STOCK EQUIVALENTS
OUTSTANDING                       7,302,000               7,470,000            7,366,500           7,474,000
                                ===========             ===========          ===========         ===========


   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           SIX MONTHS ENDED
                                                                                APRIL 30
                                                              ----------------------------------------
                                                                  1998                         1997
                                                              -----------                  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                             $39,194,434                  $36,031,680
     Cash paid to suppliers and employees                     (38,474,266)                 (34,616,071)
     Interest received                                            240,664                      207,805
     Interest paid                                               (717,383)                    (705,295)
     Income taxes paid                                             35,770                     (485,578)
                                                              -----------                  -----------



Net cash provided by  operating activities                        279,219                      432,541

                                                              -----------                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                   (171,849)                    (168,865)
     Proceeds from the sale of equipment                           75,501                        1,000

                                                              -----------                  -----------

Net cash used in investing activities                             (96,348)                    (167,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                  (257,983)                         ---
     Repayment of capital lease obligations                       (27,285)                     (28,347)

                                                              -----------                  -----------

Net cash used in financing activities                            (285,268)                     (28,347)




NET INCREASES (DECREASES) IN CASH AND CASH
     EQUIVALENTS                                                 (102,397)                     236,329


Cash and cash equivalents, beginning of period                  7,431,318                    5,617,707

                                                              -----------                  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 7,328,921                  $ 5,854,036
                                                              ===========                  ===========


    See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                       APRIL 30
                                                       -------------------------------------
                                                           1998                     1997
                                                       ------------              -----------
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:

     Net income                                        $    933,411            $    751,938

     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                        177,081                 208,738
       Amortization of deferred compensation                  3,565                  18,492
       Gain on disposal of property and equipment
       and rental fleet                                         ---                    (440)

   Changes in assets and liabilities:
      (Increases) decreases in:
          Accounts receivable                              (471,507)               (793,826)
          Inventories                                    (2,410,685)                372,830
          Other assets                                        3,280
                                                                                     (6,090)
      (Increases) decreases in:
          Floor plan contracts                            1,409,590                (325,809)
          Accounts payable                                  376,277                 532,821
          Customer deposits                                 102,457                  96,610
          Accrued expenses
           and income taxes payable                         155,750                (422,723)

                                                       ------------            ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES:             $    279,219            $    432,541
                                                       ============            ============



   See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 1997. The accompanying financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company eliminations necessary to summarize fairly the Company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for three and six months ended April 30, 1998 are not necessarily indicative of results to be expected for the fiscal year.


NOTE 2.  INVENTORIES

     Inventories are summarized as follows:

                                             April 30, 1998                       October 31, 1997
                                             --------------                       ----------------
New Vehicles                                 $16,354,615                          $15,276,085
New Marine                                       836,090                              617,067
Used Vehicles                                  4,151,368                            3,214,149
Used Marine                                       96,894                              135,377
Parts and Accessories                          1,684,462                            1,470,066

                                             -----------                         ------------
                                             $23,123,429                          $20,712,744
                                             ===========                          ===========


NOTE 3.  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standard No. 128, earnings per share, in the Quarter ended January 31, 1998. The overall objective of SFAS No. 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with the International Accounting Standards. The adoption of SFAS No. 128 did not change earnings per share as previously presented for the Quarter and six months ended April 30, 1997.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward looking statements. The Company wishes to caution investors that any forward looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed in the Company's Form 10-K for the year ended October 31, 1997 (many of which have been discussed in prior SEC filings by the Company.) Though the Company has attempted to list the factors it believes to be important to its business the Company wishes to caution investors that other factors may prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements.

     Investors are further cautioned not to place undue reliance on any forward looking statements as they speak only of the Company's view as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

FINANCIAL CONDITION AS OF APRIL 30, 1998 COMPARED TO APRIL 30, 1997.

     The Company continued to maintain a strong financial position and high liquidity for the first six months of fiscal 98. Inventories increased $2.4 million of which $1.3 million was new inventory financed by floor plan contracts with financial institutions. $1.1 million in cash was used to finance increased used and parts inventory. Inventory increases were the result of the Company's management focus on stocking and selling higher priced motorhomes.

     Cash used for increased inventories was financed primarily by cash available from increased payables and net income.

     The net result of all operating activities was an increase in cash of $280,000 for the six month period.

     Net cash used in investing activities decreased to $96,000 from $168,000 due primarily to proceeds from the sale of equipment offsetting equipment purchases.

     Cash used in financing activities increased to $285,000 from $28,000 as a result of the Company's stock repurchase. The Company announced in January 1998 a program to repurchase up to $1 million of it's common stock.

     The net results on the Company's cash position from all activities was a decrease of $102,000 for the current year compared to an increase of $236,000 for the prior year.

     As of April 30, 1998 the Company had $7.3 million cash, compared to $5.9 million for the same period last year.

     Net working capital increased 13% to $12.7 million as of the end of the quarter compared to $11.2 million for the same period last year.

     The Company's principal long term commitments consist of obligations under operating leases. The Company also has a contingent liability to repay a portion of agency commission (referral fees) received principally from certain lending institutions whereby the Company referred customers to one or more third party financing sources and earned referral fees (agency commissions) if the lender consummated a loan contract with the customer. In some cases the Company is required to pay back (chargeback) the referral fee to the lender if the loan is paid off or foreclosed in the first six (6) months of the term of the loan, if the chargeback amount exceeds reserves retained by the lender. The Company recognizes agency commission income based upon the amount earned less allowances for chargebacks. In determining the allowance, the Company takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks to the Company related thereto. The Company also considers current and expected future economic conditions, the effects of the change in customer interest rates and the aging of all customer loans outstanding when estimating potential chargebacks to the Company. Management expects the current allowance for chargebacks to be sufficient to repay this chargeback contingency and does not expect the ultimate liability to have a significant impact on the liquidity of the Company.

     The Company has $34 million maximum borrowing available under floor plan contracts of which $17 million was not used.

     The Company's management feels it can obtain additional debt financing at sub-prime interest rates for expansion and/or diversification of its operations. Currently, management has no expansion or diversification prospects requiring a secondary stock offering or conversion of the financing debt to common stock. Management does intend to continue to issue common stock and/or options on common stock as a partial payment for acquisitions when cost effective. However, management expects the dilutive effect on the common stockholders of the Company resulting from issuing such common stock or options to be minimal.

     Management believes that during the next twelve months cash generated by operating activities, cash and cash equivalents on deposit with financial institutions and financing currently available from floor plan financing companies will be sufficient for its capital and operating needs for its existing operations.

RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS FOR THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1997.

     Sales and service revenue increased 12.7% to $24.1 million from $21.4 million due to a 25% increase in the average selling price of the Company's primary source of revenue, new vehicle sales. This increase was the result of management's continued focus on the sale of higher priced Class A motorhomes with greater potential for higher dollar gross profits.

     Used vehicle sales increased 12% due to an increases in the average selling price.

     The Company's management feels increases in the higher priced new and used vehicles were primarily the result of pent-up demand resulting from the depressed first quarter sales due to the "El Nino" effect on its markets. The Company's management also predicts it will continue to see increased revenue for the remaining quarters of fiscal 1998 due to the strong pent-up demand.

     Cost of sales, as a percent of revenue increased from 81.9% to 82.4%.

     Gross profit increased 9.4% to $4.25 million from $3.88 million. As a percent of revenue, gross profit decreased to 17.6% from 18.1% primarily due to lower gross profit percentage from the sale of high priced motorhomes. This inverse relationship between sale price and gross profit as a percent of sale price is typical in the industry; i.e., the higher sale price, the lower the gross profit as a percent of the sale price. However, as the sales price increases, dollar gross profits increase.

     Agency commissions represented 20% of the Company's total gross profit, as compared to 17% in the prior year. Agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented 78% of the Company's total gross profit, as compared to 76% in the prior year.

     Selling, general and administrative (SG&A) expenses increased only 2.9% to $2.74 million from $2.66 million. As a result, income from operations increased 24% to $1.51 million from $1.22 million.

     Interest income increased 10% to $114,000 from $103,000. Interest expense increased 6% to $360,000 from $341,000.

     Income before income taxes increased 29% to $1,263,000 from $983,000. As a percent of revenue, income before income taxes increased to 5.2% from 4.6%.

     The combined Federal and State income tax rate was 39.0% in the current quarter compared to 38.8% in the same quarter last year. Income taxes for both periods varied from the Federal statutory rates due to State Income Taxes.

     Net income was the highest for any second quarter in the Company's history, increasing 28% to $770,385 from $601,527. Net income as a percent of revenue increased to 3.2% from 2.8%.

     Earnings per share increased to 11 cents from 8 cents.

RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 1997.

     Sales and service revenue set a record for the Company for any first six month period, increasing 7.7% to $39.7 million from $36.8 million due to a 19% increase in the average selling price of new vehicle sales. This increase was the result of management's continued focus on the sale of higher priced Class A motorhomes with greater potential for higher gross profits.

     Used vehicle sales increased 6% due to an increase in the average sales price.

     Cost of sales, as a percent of revenue increased to 82.3% from 82.0%.

     Gross profit increased 5.9% to $7.0 million compared to $6.6 million. As a percent of revenue, gross profit decreased to 17.7% from 18.0% primarily due to lower gross profit percentage from the sale of higher priced motorhomes.

     Agency commissions represented 18.5% of the Company's total gross profit, as compared to 17.3% in the prior year. Agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented 75% of the Company's total gross profit in both years.

     Selling, general and administrative (SG&A) expenses increased only 2.5% to $5.0 million from $4.9 million. As a result, income from operations increased 15.7% to $2.0 million from $1.7 million.

     Interest income increased 16% to $241,000 from $208,000. Interest expense increased slightly to $721,000 from $716,000.

     Income before income taxes increased 25% to $1.53 million from $1.23 million. As a percent of revenue, income before income taxes increased to 3.9% from 3.3%.

     The combined Federal and State income tax rate was 39.0% in the current period compared to 38.8% in the same period last year. Income taxes for both periods varied from Federal taxes due to State income taxes.

     Net income was the highest in the Company's history for any first six month period, increasing 24% to $933,411 from $751,938. Net income as a percent of revenue increased to 2.4% from 2.0%.

     Earnings per share increased to 13 cents a share from 10 cents a share.

                                     PART II

                                OTHER INFORMATION


     There is no information to report under Items 1, 2, 3 and 5 of Part II of this report.

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held May 18, 1998 the following individuals were re-elected to the Board of Directors:

     Paul G. Clubbe                              Joanne M. Kindlund
     Roy W. Parker                               Newton C. Kindlund
     Harvey M. Alper                             W. Hardee McAlhaney
     James P. Williams


     The company did not solicit proxies for the meeting. A total of 4,519,604 shares of Common Stock were represented and voted at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     27           Financial Data Schedule (for SEC use only).

     FORM  8-K

     The Company filed no report on Form 8-K for the three months ended April 30, 1998.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date                                 HOLIDAY RV SUPERSTORES, INCORPORATED


June 9, 1998                         /S/ Newton C. Kindlund
                                     ----------------------
                                     Newton C. Kindlund, President
                                     Chief Executive Officer
                                     Principal Executive Officer






June 9, 1998                         /S/ W. Hardee McAlhaney
                                     -----------------------
                                     W. Hardee McAlhaney, Vice President
                                     Chief Financial Officer
                                     Principal Financial and Accounting Officer






June 9, 1998                         /S/ Joanne M. Kindlund
                                     ----------------------
                                     Joanne M. Kindlund, Secretary
                                     Treasurer
                                     Principal Secretary and Treasurer