Form 10-Q
period 1998-07-31
HOLIDAY RV SUPERSTORES INC
filed 1998-09-04
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   ----------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  YES  [X]   NO [ ]

     As of August 25, 1998, Holiday RV Superstores, Incorporated had outstanding 7,265,300 shares of Common Stock, par value $.01 per share.

                               TABLE OF CONTENTS

Item                                                                       Page

                                     Part I

                              Financial Information

1.  Consolidated Condensed Balance Sheets .................................  3

    Consolidated Condensed Statements of Income ...........................  5

    Consolidated Condensed Statements of Cash Flows........................  6

    Notes to Consolidated Condensed Financia
          Statements.......................................................  8

2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................  9

                                     Part II

                                Other Information

4.  Submission of Matters to a Vote of Security Holders.................... 13

6.  Exhibits and Reports on Form 8-K....................................... 13

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

              ------------------------------------------------------


                                    ASSETS

                                                     07/31/98         10/31/97
                                                    (UNAUDITED)
                                                    -----------      ---------
CURRENT:

     Cash and cash equivalents                       $ 7,235,095     $ 7,431,318
     Accounts receivable:
          Trade and contracts in transit               1,083,555         841,212
          Other                                          424,404         307,530
     Inventories                                      21,955,186      20,712,744
     Deferred income taxes                               149,000         149,000
                                                     -----------     -----------

          TOTAL CURRENT ASSETS                        30,847,240      29,441,804

PROPERTY AND EQUIPMENT
     less accumulated depreciation                     4,106,844       4,209,371

OTHER ASSETS
     Principally covenant not to compete                 206,151         261,090


NONCURRENT DEFERRED INCOME  TAXES                         67,000          67,000

                                                     -----------     -----------
          TOTAL ASSETS                               $35,227,235     $33,979,265
                                                     ===========     ===========


   See accompanying notes to the consolidated condensed financial statements.


              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

              -----------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       07/31/98       10/31/97
                                                      (UNAUDITED)
                                                     ------------    ------------
CURRENT LIABILITIES:

     Floor plan contracts                            $ 16,089,301    $ 15,805,446
     Accounts payable                                     719,207         511,323
     Customer deposits                                    190,865         141,586
     Accrued expenses                                     666,820         898,639
     Current portion of capital lease obligations          60,284          55,514
      Income tax payable                                     --            97,693
                                                     ------------    ------------

          TOTAL CURRENT LIABILITIES                    17,726,477      17,510,201

 LONG -TERM CAPITAL LEASE OBLIGATIONS
     less current portion                                 236,944         286,051

STOCKHOLDERS' EQUITY:
     Common stock $.01 par - shares authorized
          10,000,000; issued 7,465,000                     74,650          74,650
     Additional paid-in capital                         5,112,271       5,112,271
     Retained earnings                                 12,392,142      11,058,706
     Less:
       Treasury stock, at cost, 192,700 and 31,300
        Shares  respectively                            (308,176)         (50,193)
     Deferred compensation                                (7,073)         (12,421)
                                                     ------------    ------------

          TOTAL STOCKHOLDERS' EQUITY                   17,263,814      16,183,013

                                                     ------------    ------------

TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                       $ 35,227,235    $ 33,979,265
                                                     ============    ============

   See accompanying notes to the consolidated condensed financial statements.


              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

              -----------------------------------------------------
                                   (Unaudited)

                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                 07/31/98       07/31/97           07/31/98        07/31/97
                              ------------    ------------       ------------    ------------

SALES & SERVICE REVENUE       $ 18,111,580    $ 15,581,274       $ 57,777,521    $ 52,415,139

COST OF SALES AND SERVICE       14,828,164      12,426,627         47,463,693      42,623,612
                              ------------    ------------       ------------    ------------

     Gross Profit                3,283,416       3,154,647         10,313,828       9,791,527

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES        2,459,725       2,503,103          7,479,893       7,423,863
                              ------------    ------------       ------------    ------------

     Income from operations        823,691         651,544          2,833,935       2,367,664


INTEREST INCOME                    144,775         143,766            385,439         351,571
INTEREST EXPENSE                  (312,641)       (352,742)        (1,033,438)     (1,047,729)
                              ------------    ------------       ------------    ------------
     Income before income
     taxes                         655,825         442,568          2,185,936       1,671,506

INCOME TAXES                       255,800         171,000            852,500         648,000
                              ------------    ------------       ------------    ------------

NET INCOME                    $    400,025    $    271,568       $  1,333,436    $  1,023,506
                              ============    ============       ============    ============

EARNINGS PER SHARE
       BASIC                  $       0.06    $       0.04       $       0.18    $       0.14
                              ============    ============       ============    ============

       DILUTED                $       0.05    $       0.04       $       0.18    $       0.14
                              ============    ============       ============    ============
 WEIGHTED AVERAGE
  SHARES OUTSTANDING
    BASIC                        7,272,300       7,449,700          7,321,000       7,449,700
                              ============    ============       ============    ============

       DILUTED                   7,306,200       7,468,000          7,355,000       7,468,000
                              ============    ============       ============    ============

  See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

              -----------------------------------------------------

                                                       NINE MONTHS ENDED
                                                            JULY 31
                                                     1998            1997
                                                 ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                $ 57,418,304    $ 52,199,389
     Cash paid to suppliers and employees         (55,502,631)    (48,796,951)
     Interest received                                385,439         351,571
     Interest paid                                 (1,036,092)     (1,045,201)
     Income taxes  paid                            (1,047,886)       (654,385)
                                                 ------------    ------------

Net cash provided by  operating activities            217,134       2,054,423
                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment       (127,277)       (191,472)
     Proceeds from the sale of equipment               16,240           1,000
                                                 ------------    ------------

Net cash used in investing activities                (111,037)       (190,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common  stock                     (257,983)           --
     Repayment of capital lease obligations           (44,337)        (41,063)
                                                 ------------    ------------

Net cash used in  financing activities               (302,320)        (41,063)

NET INCREASES (DECREASES) IN CASH AND CASH
     EQUIVALENTS                                     (196,223)      1,822,888

Cash and cash equivalents, beginning of period      7,431,318       5,617,707

                                                 ------------    ------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD        $  7,235,095    $  7,440,595
                                                 ============    ============


   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

             -------------------------------------------------------

                                                      NINE MONTHS ENDED
                                                           JULY 31

                                                      1998           1997
                                                   -----------    -----------

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY  OPERATING ACTIVITIES:

  Net income                                       $ 1,333,436    $ 1,023,506

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                      265,224        322,540
    Amortization of deferred compensation                5,348         27,738
   Loss on disposal of property and  equipment            --           12,697

   Changes in assets and liabilities:
      (Increases) decreases in:
         Accounts receivable                          (359,217)      (220,528)
         Inventories                                (1,242,442)     2,372,755
         Other assets                                    3,279           (617)
      Increases (decreases) in:
         Floor plan contracts                          283,855     (1,807,239)
         Accounts payable                              207,884        599,727
         Customer deposits                              49,279        175,599
         Accrued expenses
          and income tax payable                      (329,512)      (451,755)

                                                   -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES          $   217,134    $ 2,054,423
                                                   ===========    ===========

   See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 1997. The accompanying financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company eliminations necessary to summarize fairly the Company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for three and nine months ended July 31, 1998 are not necessarily indicative of results to be expected for the fiscal year.

NOTE 2. INVENTORIES

     Inventories are summarized as follows:

                          JULY 31, 1998           OCTOBER 31, 1997
                          -------------           ----------------

New Vehicles                $15,599,081                $15,276,085
New Marine                      874,354                    617,067
Used Vehicles                 3,721,823                  3,214,149
Used Marine                     131,902                    135,377
Parts and Accessories         1,628,026                  1,470,066

                             ----------                 ----------
                            $21,955,186                $20,712,744
                            ===========                ===========

NOTE 3. EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standard No. 128, earnings per share, in the quarter ended January 31, 1998. The overall objective of SFAS No. 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with the International Accounting Standards. The adoption of SFAS No. 128 did not change earnings per share as previously presented for the quarter and nine months ended July 31, 1997.

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

FINANCIAL CONDITION AS OF JULY 31, 1998 COMPARED TO JULY 31, 1997.

     The Company continued to maintain a strong financial position and high liquidity for the first nine months of fiscal 98. Inventories increased $1.2 million of which $284,000 was financed by floor plan contracts with financial institutions and $958,000 cash was used to finance the balance. Inventory increases were the result of the Company's management focus on stocking and selling higher priced motorhomes.

     The net result of all operating activities was an increase in cash of $217,000 for the nine month period, compared to an increase of $2.1 million the same period the prior year. In Fiscal 97 the Company was reducing overstocked used inventory levels.

     Net cash used in investing activities decreased to $111,037 from $190,472 due to purchasing less equipment.

     Cash used in financing activities increased to $302,000 from $41,000 as a result of the Company's stock repurchase program. The Company announced in January, 1998 a program to repurchase up to

$1 million of it's common stock. The Company's management expects to continue the stock repurchase program through the balance of the current calendar year.

     The net results on the Company's cash position from all activities was a decrease of $196,000 for the current year compared to an increase of $1,823,000 for the prior year.

     As of July 31, 1998 the Company had $7.2 million cash, compared to $7.4 million at the same time last year.

     Net working capital increased 13% to $13.1 million as of the end of the quarter compared to $11.6 million at the same time last year.

     The Company's principal long-term commitments consist of obligations under operating leases. The Company also has a contingent liability to repay a portion of agency commission (referral fees) received principally from certain lending institutions whereby the Company referred customers to one or more third party financing sources and earned referral fees (agency commissions) if the lender consummated a loan contract with the customer. In some cases the Company is required to pay back (chargeback) the referral fee to the lender if the loan is paid off or foreclosed in the first six (6) months of the term of the loan, if the chargeback amount exceeds reserves retained by the lender. The Company recognizes agency commission income based upon the amount earned less an allowance for chargebacks. In determining the allowance, the Company takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks to the Company related thereto. The Company also considers current and expected future economic conditions, the effects of the change in customer interest rates and the aging of all customer loans outstanding when estimating potential chargebacks to the Company. Management expects the current allowance for chargebacks to be sufficient to repay this chargeback contingency and does not expect the ultimate liability to have a significant impact on the liquidity of the Company.

     As of July 31,1998, the Company had $29 million maximum borrowing available under floor plan contracts of which $13 million was not used.

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

RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THE THREE MONTHS ENDED JULY 31, 1997.

     Sales and service revenue increased 16.2% to $18.1 million from $15.6 million due to a 28% increase in the average selling price of the Company's primary source of revenue, new vehicle sales. This increase was the result of management's continued focus on the sale of higher priced Class A motorhomes targeting, the diesel motorhomes with greater potential for higher dollar gross profits.

     Used vehicle sales increased 14%, also due to an increase in the average selling price.

     The Company's management feels increases in the higher priced new and used vehicles were primarily the result of pent-up demand resulting from the depressed first quarter sales due to the "El Nino" effect on its markets. The Company's management also predicts it will continue to see increased revenue for the remaining quarter of fiscal 1998 due to the strong pent-up demand.

     Cost of sales, as a percent of revenue increased to 81.9% from 79.8%.

     Gross profit increased 4.1% to $3.28 million from $3.15 million. As a percent of revenue, gross profit decreased to 18.1% from 20.2% primarily due to lower gross profit percentage from the sale of higher priced motorhomes. This inverse relationship between sale price and gross profit as a percent of sale price is typical in the industry; i.e., the higher sale price, the lower the gross profit as a percent of the sale price. However, as the sales price increases, dollar gross profits increase.

     Agency commissions represented 16.8% of the Company's total gross profit, as compared to 17.6% in the prior year. Agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented 72% of the Company's total gross profit, as compared to 71% in the prior year.

     Selling, general and administrative (SG&A) expenses decreased 2% to $2.46 million from $2.50 million. As a result, income from operations increased 26% to $824,000 from $652,000.

     Interest income remained the same, $144,000. Interest expense decreased 11% to $313,000 from $353,000, due to lower rates on floor plan financing for new inventory.

     The combined Federal and State income tax rate was 39.0% in the current quarter compared to 38.6% in the same quarter last year. Income taxes for both periods varied from the Federal statutory rates due to State Income Taxes.

     Net income increased 47% to $400,025 from $271,568. Net income as a percent of revenue increased to 2.2% from 1.7%.

RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 1998 COMPARED TO THE NINE MONTHS ENDED JULY 31, 1997.

     Sales and service revenue increased 10.2% to $57.8 million from $52.4 million due to a 22% increase in the average selling price of new vehicle sales. This increase was the result of management's continued focus on the sale of higher priced Class A motorhomes, targeting the diesel motorhome with greater potential for higher gross profits.

     Used vehicle sales increased 8% due to an increase in the average sales price.

     Cost of sales, as a percent of revenue, increased to 82.1% from 81.3%.

     Gross profit increased 5.3% to $10.3 million compared to $9.8 million. As a percent of revenue, gross profit decreased to 17.9% from 18.7% primarily due to lower gross profit percentage from the sale of higher priced motorhomes.

     Agency commissions represented 18.7% of the Company's total gross profit, as compared to 17.9% in the prior year. Agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented 75% of the Company's total gross profit in both years.

     Selling, general and administrative (SG&A) expenses increased 1% to $7.48 million from $7.42 million. Income from operations increased 19.7% to $2.8 million from $2.4 million.

     Interest income increased 10% to $385,400 from $351,600. Interest expense decreased slightly to $1.03 million from $1.05 million, due to lower rates on floor plan financing of new inventory.

     The combined Federal and State income tax rate was 39.0% in the current period compared to 38.8% in the same period last year. Income taxes for both periods varied from Federal taxes due to State income taxes.

     Net income increased 30% to $1,333,436 from $1,023,506. Net income as a percent of revenue increased to 2.3% from 2.0%.

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

   FORM 8-K

   The Company filed no report on Form 8-K for the three months ended July 31, 1998.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE                          HOLIDAY RV SUPERSTORES, INCORPORATED
----


September 3, 1998              /s/ NEWTON C. KINDLUND
                               ----------------------
                               Newton C. Kindlund, President
                               Chief Executive Officer
                               Principal Executive Officer


September 3, 1998              /s/ W. HARDEE MCALHANEY
                               -----------------------
                               W. Hardee McAlhaney, Vice President
                               Chief Financial Officer
                               Principal Financial and Accounting Officer


September 3, 1998              /s/ JOANNE M. KINDLUND
                               ----------------------
                               Joanne M. Kindlund, Secretary
                               Treasurer
                               Principal Secretary and Treasurer