Form 10-K
period 1998-10-31
HOLIDAY RV SUPERSTORES INC
filed 1999-01-27
CIK 822076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

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

                                  COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates as of January 15, 1999, was approximately $6,015,000. As of January 15, 1999, Holiday RV Superstores, Incorporated had outstanding 7,173,100 shares of Common Stock.

                       (See page 37 for index of exhibits)

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                                     PART I

 1. Business..................................................................3

 2. Properties................................................................9

 3. Legal Proceedings........................................................11

 4. Submission of Matters to a Vote of Security Holders......................11

                                     PART II

 5. Market for Registrant's Common Equity and Related Stockholder Matters....12

 6. Selected Financial Data..................................................13

 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operation.......................................15

 8. Financial Statements and Supplementary Data..............................24

 9. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure......................................24

                                    PART III

10. Directors and Executive Officers of the Registrant.......................25

11. Executive Compensation...................................................28

12. Security Ownership of Certain Beneficial Owners and Management...........34

13. Certain Relationships and Related Party Transactions.....................36

                                     PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........37

                          HOLIDAY RV SUPERSTORES, INC.
                                     PART I

ITEM 1.  BUSINESS

GENERAL

The Registrant ("Company") is a multi-store retail chain engaged in the retail sales and service of recreation vehicles ("RVs") and recreation boats. The Company currently operates seven sales and service retail centers, one in the heart of the Walt Disney World tourist area in Orlando, Florida, two in the Gulf Coast tourist areas of Tampa and Ft. Myers, Florida, one in Greer, South Carolina adjacent to Interstate 85, two in California's central valley cities of Sacramento and Bakersfield and one adjacent to Interstate 10 in Las Cruces, New Mexico.

All centers offer a full line of both new and used recreation vehicles and maintain full parts and service facilities, body repair shops and are equipped to repair virtually any type of recreational vehicle. The Greer and Las Cruces centers sell and service boats and related marine products.

RECREATIONAL VEHICLE INDUSTRY

The recreation vehicle industry is approximately a $16 billion dollar a year industry in the United States (Recreational Vehicle Industry Association, "RVIA", Reston, Virginia), catering to the travel and leisure-time needs of the estimated 25 million RV enthusiasts through the sale and service of recreation vehicles. According to the RVIA, (RV NEWS, November 1998) 438,800 new RVs were shipped by manufacturers to dealers in 1997 compared to 466,800 RVs in 1996, 475,200 in 1995, and 518,800 in 1994. Industry shipment peaked in 1976 through 1978 with 526,000 to 534,000 units.

One in ten American families own a recreation vehicle in the United States, amounting to nearly nine million owners, according to RVIA, (THE RV CONSUMER, 1997 SURVEY, April, 1997) and an estimated 25 million Americans travel in RVs
(RVIA). There are approximately 170 vehicle manufacturers, 295 suppliers and in excess of 3,000 RV dealers (RVIA).

The types of recreation vehicles sold by the company consist primarily of travel trailers and fifth wheels (towables), designed to be towed by another vehicle, and motorized self-propelled units, built on automotive chassis (motorized vehicles), powered by gasoline or diesel motors.

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

Currently, there are many manufacturers of both towable and motorized recreation vehicles. Although there are several sources for manufactured conventional vans including Ford, GMC, and Chrysler, and other foreign manufacturers, there are only four major manufacturers in the United States supplying chassis with engine and drive components to the recreational vehicle manufacturers: General Motors Company, Ford Motor Company, Freightliner Corporation and Spartan Motors Corporation. Ford Motor Company is the largest supplier of chassis to RV manufacturers.

Fuel consumption for motorized recreation vehicles has improved substantially over the last several years. Diesel engines are growing in popularity over gasoline engines, primarily in the larger bus type vehicles.

INDUSTRY OUTLOOK

The long term prospects for the recreation vehicle industry appear to be bright, according to the FOURTH ANNUAL RECREATION VEHICLE OUTLOOK (November, 1998), published by the CIT Group Economic Research Department (CIT). "In the years to come, the recreation vehicle industry will benefit from the confluence of forces including demographics and the industry's effort to promote the RV lifestyle", reports CIT. THE CIT OUTLOOK concludes, " The first group of baby boomers (boomers were born between 1946 and 1964) will enter the 55-64 age bracket as early as 2001. By 2010, the number of households in this age group will have reached eight million, a 65% increase from current levels."

The CIT OUTLOOK concludes they are a bit guarded in their optimistic outlook for various reasons, among them being; formidable education expenses, the need to work long before retiring, and other leisure pursuits competing for these consumer's dollars.

The RV industry recognized the baby boomers opportunity and embarked, in the spring of 1997, on a highly publicized $18 million national market expansion program, over a three year period, aimed at showing the lifestyle appeal of RVing to the baby boomers. The campaign slogan "Go RVing" accurately portrays the industry in a very favorable light, offering solitude, family time and the opportunity to slow down and reconnect with the world around us.

MARKETING

ADVERTISING AND PROMOTIONS. The Company has a year around advertising campaign utilizing newspaper, direct mail, billboards, yellow pages, an extensive Internet website and consumer magazine advertising. The advertising program is supplemented by on-lot promotions and off-lot consumer shows, organized by trade groups and private companies, primarily during the peak selling season. The Company participates in 35 to 40 consumer RV shows and rally's annually, attended by up to 40,000 consumers each. Smaller product shows are also promoted by the company at RV parks whereby existing RV owners are targeted. The Company also promotes off-site product shows in connection with well-known mass merchandisers in most of its markets. The Company utilizes the services of professional marketing and public relations firms to assist in implementing the advertising promotion and public relations campaigns.

E-COMMERCE. The Company's management believes the company has one of the most comprehensive Internet web pages, (HolidayRV.com) containing the industry's only web page where a prospective RV buyer can receive a price quote on a new or used RV or boat and/or complete a confidential credit application. Sales leads are retrieved daily and electronically forwarded to the Company's dealership offering the requested product or service closest to the prospect's home.

The Company's management believes its web page and other types of electronic marketing campaigns will be critical to the total advertising and promotions effort for the Company in the future.

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

RETAIL  OPERATIONS

The Company, previously Holiday of Orlando, Inc., was incorporated in July 1978, in the State of Florida. In 1984, a second retail center was opened in Tampa, Florida. In 1988, the Company opened three new sales and service retail centers, one in Ft. Myers, Florida, one in Jacksonville, Florida and the third in Atlanta, Georgia. The Atlanta retail center ceased doing business in December, 1998 when the dealership facility was sold.

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

In January 1994, the Company formed Holiday RV Superstores West, Inc. which acquired two existing retail centers located in Bakersfield and Roseville (Sacramento), California, formerly operating as Venture Out, with a corporate office location in Campbell, California. The Campbell office closed in November, 1995.

In September 1995, the Company formed Holiday RV Superstores of New Mexico, Inc. which acquired a vacant RV retail facility in Las Cruces, New Mexico. The retail center began operations in November 1995.

The Company currently markets approximately 60 brands of recreational vehicles and 10 brands of recreational boats. The Company purchases 58% or more of its new recreational vehicles from Fleetwood Enterprises Inc., and Thor Industries, Inc. In addition, the Company sells new recreational vehicles and recreational boats purchased from a number of other manufacturers including Winnebago Industries, National RV Holdings, Inc., SMC Corporation, Western Recreational Vehicles, Inc., Forest River, Inc., Rexall Industries, Inc., Bayliner Marine Corporation and Sea Ray Boats, Inc. In the opinion of management, the loss of any one brand of new recreational vehicle would not materially affect the Company. However, the loss of all the brands sold by the three largest manufacturers, i.e., Fleetwood Enterprises, Inc., Thor Industries, Inc., or Winnebago Industries, would have a material effect on the Company's sales. The Company's management feels the loss of all brands from any of these three manufacturers to be highly unlikely. Dealer representation decisions for manufactured brands are made at the manufacturer's plants on a brand-by-brand basis, rather than centrally at each respective company's corporate headquarters.

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

The Company's service facilities are equipped to make engine and drive train repairs, as well as repairs to refrigerators, ovens and ranges, air conditioning systems, plumbing and electrical systems of each recreation vehicle it sells. In addition, the Company is an authorized service center for most manufacturers of recreation vehicle components.

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

The parts departments of each retail center supports the Company's sales and service functions. In addition , each retail center stocks accessory items, usually sold to recreation vehicle owners, and maintains a computerized point-of-purchase inventory control and customer tracking system. The Greer and Las Cruces centers maintain inventories of marine parts and accessories for marine products sold.

PRINCIPAL PRODUCTS AND SERVICES

The Company's principal products and services for the last three years are listed below, by major revenue source, as a percentage of total revenue.

         Principal Products or Services as a Percentage of Total Revenue

                                             FISCAL YEAR
                                     --------------------------
PRINCIPAL PRODUCT OR SERVICE         1998       1997       1996
----------------------------         ----       ----       ----

New and used Vehicles and Boats      87.0%      85.7%      86.9%
Service, Parts and Accessories        9.3       10.5        9.3
Other, Net                            3.7        3.8        3.8
                                    -----      -----      -----
Total Revenue                       100.0%     100.0%     100.0%
                                    =====      =====      =====

EMPLOYEE RELATIONS

  As of October 31, 1998 and 1997, the Company had 193 and 206 full time employees, respectively. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company's management considers its relations with employees to be good. The Company maintains internal training programs at every level and has a well developed internal quality control program and customer satisfaction feedback system for all its dealerships. The Company maintains a nation-wide recruitment program for sales, service and management personnel. Support personnel are usually hired from the local labor force. Factory training programs are available to the employees of the Company and the Company generally takes full advantage of these programs by sending its employees to manufacturer supervised schools. Most full time employees are provided with paid annual vacations, medical and hospitalization insurance premium reimbursement, sick leave, paid holidays, stock grants and other fringe benefits. After one year of employment, employees are eligible to participate in the profit sharing and 401(k) investment plan.

BUSINESS EXPANSION AND DIVERSIFICATION

The Company intends to continue its primary expansion by acquisition of existing compatible businesses. Existing RV and/or marine retail centers with a minimum annual revenue of $5 million will be considered for acquisition. The Company's primary focus is the Sunbelt areas of the U.S. and the western states. Availability of key product lines and dealership locations on major interstate highways are two of the primary criteria for screening potential acquisitions.

SEASONALITY

Although the recreation vehicle business is a year round business in the Company's markets, the recreation vehicle industry is seasonal. The Company has significantly higher sales in the second and third quarter of its fiscal year, and significantly lower sales in its first and fourth quarters. During slack seasons at a particular retail center, the Company reduces inventory of both new and used RVs and introduces other cutbacks in operations minimizing the impact of the seasonality on the results of operations. Because a substantial portion of the Company's expenses are fixed, operating income tends to be lower in the first quarter and fourth quarter of the Company's Fiscal Year and higher in the second and third quarters.

COMPETITION AND BUSINESS RISK

Based upon statistics supplied by the Recreation Vehicle Industry Association, the recreation vehicle industry in North America includes approximately 3,000 RV dealers and 170 vehicle manufacturers. Competition in the sale of new and used recreational vehicles is intense. The Company competes with a large number of retailers, some of which operate in more than one location, although most of the Company's competitors operate from a single location. The Company believes it is one of the most competitive RV dealers in the nation offering approximately 70 brands of new recreation vehicles and new boats, supported by extensive coast to coast service network of facilities that is unique in the industries it serves.

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

FACILITY AND LOCATION

                                           APPROXIMATE             APPROXIMATE
                                          BUILDING SIZE            PREMISE SIZE
RETAIL  OPERATIONS                         SQUARE FEET                 ACRES
------------------                        -------------            ------------
Owned by Company
     Tampa, Florida                          13,000                     5.2
     Bakersfield, California                 17,400                     5.9
     Las Cruces, New Mexico                  14,000                     7.0

Leased
     Orlando, Florida                        30,000                     4.0
     Ft. Myers, Florida                      17,300                     3.6
     Greer, South Carolina                   31,000                     9.0
     Roseville, California                   24,000                     3.6


EXECUTIVE OFFICES

Leased
     Orlando, Florida                         3,750                      --

The Company believes that its facilities are adequate for the foreseeable future for the business carried on at each location. Properties in Orlando, Tampa, Fort Myers, Roseville and Bakersfield are being fully utilized. Properties at Greer and Las Cruces are not being fully utilized and have area for limited expansion.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION ON COMMON STOCK

The Company's common stock trades on National Market tier of "The Nasdaq Stock Market", under the symbol RVEE. "The Nasdaq Stock Market" or "Nasdaq" is highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq-AMEX Market Group, a newly formed subsidiary of the National Association of Securities Dealers, Inc. The Nasdaq-AMEX Market Group is the parent of both the Nasdaq Stock Market and the American Stock Exchange.

The table below gives the market high and low sales prices of the Company's common stock for the quarters in the fiscal years ended October 31, 1998 and 1997. The prices were furnished by the Nasdaq Stock Market.

                                           MARKET PRICE
                                ----------------------------------
                                     1998                1997
 QUARTER                        -------------       --------------
  ENDED                         HIGH      LOW       HIGH       LOW
 -------                        ----      ---       ----       ---
January 31.................     2 1/4     1 1/2     2 1/8     1 17/32

April 30 ..................     2 5/16    1 13/16   2 1/16    1 3/4

July 31 ...................     2 11/16   2         1 31/32   1 25/32

October 31 ................     2 1/4     1 7/8     1 13/16   1 1/2

DIVIDENDS

No cash dividends have been paid by the Company nor does the Company anticipate paying cash dividends in the near future.

HOLDERS OF RECORD

As of January 15, 1999, there were 490 holders of record and approximately 2,700 beneficial shareholders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA:

                                                        FISCAL YEAR ENDED OCTOBER 31 (1)
                                                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
SELECTED STATEMENT                          --------------------------------------------------------
OF INCOME DATA:                              1998          1997      1996(3)     1995(2)      1994
                                            -------      -------     -------     -------     -------
Revenue................................     $74,293      $67,988     $74,764     $70,029     $53,205

Cost of sales..........................      61,099       55,260      61,562      56,872      44,650
                                            -------      -------     -------     -------     -------

Gross profit...........................      13,194       12,728      13,202      13,157       8,555

Selling, general and
  administrative expenses..............       9,611        9,548       9,929       9,758       6,866
                                            -------      -------     -------     -------     -------

Income from operations.................       3,583        3,180       3,273       3,399       1,689

Interest income........................         517          480         393         376         265
Interest expense.......................      (1,363)      (1,381)     (1,505)     (1,336)       (717)
                                            -------      -------     -------     -------     -------
Income before income taxes.............       2,737        2,279       2,161       2,439       1,237

Income taxes...........................       1,044          892         829         980         480
                                            -------      -------     -------     -------     -------

Net income.............................     $ 1,693      $ 1,387     $ 1,332     $ 1,459     $   757
                                            =======      =======     =======     =======     =======

Basic and diluted Earnings per
  common share.........................     $   .23      $   .19     $   .18     $   .20     $   .10
                                            =======      =======     =======     =======     =======

Weighted average number of
  common shares outstanding (basic)....       7,302        7,434       7,524       7,437       7,325

Cash dividends paid per common share...     $    --      $    --     $    --     $    --     $    --
                                            =======      =======     =======     =======     =======


                                                               AS OF OCTOBER 31(1)
                                               (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
SELECTED BALANCE                            --------------------------------------------------------
SHEET DATA:                                  1998          1997      1996(3)     1995(2)      1994
                                            -------      -------     -------     -------     -------
Working capital........................     $13,381      $11,932     $10,449     $ 9,408     $ 9,322

Inventories............................      23,952       20,713      23,171      19,396      17,194

Total assets...........................      37,717       33,979      34,411      29,717      26,925

Floor Plan Contracts...................      18,083       15,805      17,504      13,967      13,170

Long term debt (capital leases)........         221          286         346         343          --

Total liabilities......................      20,209       17,796      19,639      16,301      14,975

Total stockholder's equity.............      17,507       16,183      14,773      13,416      11,950

Tangible net worth.....................      17,319       15,925      14,446      13,020      11,467

Book value per common share............        2.40         2.17        1.99        1.80        1.62

OPERATING  DATA:

Number of dealerships(4)...............           8            8           8           8           7

Number of RVs and Boats sold...........       2,380        2,565       2,954       2,714       2,002

------------
(1) See Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) Includes first full year of operating results from two dealerships acquired in August, 1994 in California.
(3) Includes first full year of operating results from new dealership acquired in October, 1995 in New Mexico.
(4) The Atlanta, GA. Dealership ceased doing business in December, 1998, reducing the number of dealerships to 7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to maintain a strong financial position and high liquidity throughout Fiscal 1998. Cash generated from net income of $1.7 million and non-cash expenses, amortization and depreciation, of $355,000 were reduced by increases in normal fluctuating short term receivables of $641,000 and increased inventories not financed by floor plan (used inventory), of $961,000. The net results of all operating activities was an increase in cash of $565,000.

In Fiscal 1997 $1.8 million cash was generated from net income and non-cash expenses, amortization and depreciation, and $759,000 cash from reduced inventories not financed by floor plan, (used inventory). These increases were reduced by increased accounts receivables of $362,000 and decreased non-cash accrued expenses of $187,000. The net results of all operating activities was an increase in cash of $2.1 million.

The Company used $116,000 cash for investing activities in Fiscal 1998, primarily to improve property in Bakersfield and for the purchase of equipment. In Fiscal 1997, $253,000 was used primarily for dealership additions and improvements in Bakersfield and the new leased facility in Ft. Myers.

Cash used for financing activities in Fiscal 1998 increased to $439,000 from $54,000 in 1997, as a result of the Company's stock repurchase program. The Company announced in January, 1998 a program to repurchase up to $1 million of it's common stock, and expanded the program in December, 1998 to $2 million. The Company's management expects to continue the repurchase program throughout Fiscal 1999.

The results of all activities in Fiscal 1998 was a $10,000 increase in the Company's cash position. Cash remained at $7.4 million as of October 31, 1998.

Net working capital increased to $13.4 million as of the end of Fiscal 1998 compared to $11.9 million as of the end of Fiscal 1997.

The Company's liquidity ratios continue to compare favorably to the recreational vehicle dealers industry averages, as reported by 1998 ANNUAL STATEMENT STUDIES, Robert Morris Associates, Philadelphia, PA. ("RMA"). The Company's current ratio as of the end of Fiscal 1998 and Fiscal 1997, was 1.67 and 1.68 with the industry average of 1.2 and 1.3 respectively.

The Company's quick ratio, as of the end of Fiscal 1998, and Fiscal 1997, was
0.47 and 0.50 respectively. The Company's quick ratio at the end of Fiscal 1998, a measure of the ability to pay off current liabilities without relying on the sale of inventories, was approximately 5 times greater than the industry average
(RMA) of 0.1 as of the end of Fiscal 1998.

The Company's debt to worth ratio, a measure of the financing provided by the Company's creditors as compared to the contribution by shareholders, as of the end of Fiscal 1998 was 1.2. The industry average (RMA) was 3.9 for 1998.

The Company's principal long term commitments, as of the end of Fiscal 1998, consist of obligations under operating leases. The Company also has a contingent liability to repay a portion of agency commission (referral fees) received principally from some lending institutions whereby the Company referred customers to one or more third party financing sources and earned referral fees (agency commissions) if the lender consummated a loan contract with the customer. In some cases, the Company could be required to pay back (chargeback) the referral fee to the lender if the loan is paid off or foreclosed in a specific period of time, usually limited to the first six months of the term, if the charge back amount exceeds reserves retained by the lender. The Company records commission income based upon the amount earned less allowances for chargebacks. In determining the allowance, the Company takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks associated with these loans. The Company estimates the probability for loan payoffs and the potential chargebacks to the Company related thereto. The Company also considers the current and predicted future economic conditions, the effects of changes in consumer interest rates and the aging of all its customer loans outstanding representing potential chargebacks to the Company.

The Company's chargeback allowance was $93,000, $106,000 and $135,000 as of the end of Fiscal 1998, Fiscal 1997 and Fiscal 1996 respectively. Chargebacks were $42,000, $57,000 and $58,000 for Fiscal 1998, Fiscal 1997 and Fiscal 1996,
respectively. Management expects the current allowance for chargebacks to be sufficient to repay this contingency and does not expect the ultimate liability to have a significant impact on the liquidity of the Company.

The Company's Board of Directors, set specific strategic targets for the expansion and/or diversification of the Company's operations, primarily through acquisition, with the ultimate goal of increasing the Company's value to its shareholders.

The Company's management is currently evaluating alternative sources of capital, its cost and its ultimate effect on the capitalization of the Company. The Company had $29 million maximum borrowing under floor plan contracts of which $11 million was not used as of the end of Fiscal 1998.

The Company's management feels it can obtain additional debt financing at reasonable interest rates for expansion and/or diversification of its operations. None of the Company's real properties are mortgaged. In the opinion of management, mortgage financing could be obtained at reasonable interest rates, for which the proceeds could be used for expansion and the diversification of the Company's operations.

Currently, Management has no expansion or diversification prospects requiring a secondary stock offering or a conversion of the financing debt to common stock. Management does intend to continue to issue common stock and/or options on common stock as a partial payment for acquisitions when cost effective. However, management expects the dilutive effect on the common stockholders of the Company resulting from issuing such common stock or options not to be material.

Management believes that during the next twelve months cash generated by operating activities, cash and cash equivalents on deposit with financial institutions and financing currently available from floor plan financing companies will be sufficient for its capital and operating needs of its existing operations. The Company received gross cash proceeds of $1.1 million in December, 1998 as a result of the sale of the real property and selected assets at it's Atlanta Dealership. As a result of the sale, the Company discontinued operations at the dealership.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR FISCAL 1998 COMPARED TO FISCAL 1997.

Sales and service revenue increased 9.3% to $74.3 million for Fiscal 1998 from $68.0 million in Fiscal 1997, primarily due to a 22% increase in the average selling price of new vehicles. The Company's management focused on increasing the sales of higher priced motorhomes, and targeting diesel motorhomes with greater potential for higher gross profits. This increase, in the new unit average selling price, offset the lost revenue due to a 7% decrease in the number of new units sold. The majority of the unit sale decrease was in the low priced folding tent trailers that management reduced the stocking level due to low gross profits. Excluding the tent trailer, new units sales were down 2%. New motorized unit sales were up 10%; new towable units sales were down 16%.

Used sales increased 5% due to an increased average selling price. Parts and service revenue decreased slightly.

Management expects the Company's same store revenue to continue increasing, but to a lesser degree, in Fiscal 1999, primarily as a result of an increase in the average selling price of new RVs. This trend will follow the forecast for the recreation vehicle industry. According to CIT Group Economic Research Department's FOURTH ANNUAL RECREATION VEHICLE OUTLOOK (November 1998), recreation vehicles average unit cost should increase 3.1% in 1999 and 4.0 % in 2000.

Cost of sales and service, as a percentage of revenue, increased to 82.2% in Fiscal 1998 from 81.3% in Fiscal 1997.

Gross profit increased 3.7% to $13.2 million in Fiscal 1998 from $12.7 million in Fiscal 1997. As a percentage of revenue, gross profit decreased to 17.8% in Fiscal 1998 from 18.7% in Fiscal 1997, due to a decrease in the gross margins from the sale of higher priced new and used vehicles. Although the dollar gross profits increased for new and used vehicle sales, gross profits as a percentage of sales decreased. Typically, as vehicle sales prices increase, gross margins decrease.

Agency commissions (referral fees) are paid to the Company if financing or insurance is provided for the customer's purchases from the Company, as a result of referring the customer to a financial institution or insurance agency. Agency commissions represented 18% of the Company's total gross profit in Fiscal 1998, as compared to 17% in Fiscal 1997. Agency commissions and gross profit result from the sale of new and used vehicles and boats, and in the aggregate, represented 72% of the Company's total gross profit in Fiscal 1998, as compared to 71% in Fiscal 1997. In both Fiscal years, agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented the majority of the Company's net pretax income.

Margins for the other major sources of revenue remained approximately the same in Fiscal 1998 as in Fiscal 1997.

Selling, general and administrative expenses (SG&A) increased 1.0% to $9.6 million in Fiscal 1998 from $9.5 million in Fiscal 1997. Small increases in expenses that vary with the change in revenue, were offset by decreases in personnel expenses. As a percentage of revenue, SG&A decreased to 12.9% in Fiscal 1998 from 14.0% in Fiscal 1997.

Income from operations increased 12.7% to $3.6 million in Fiscal 1998 from $3.2 million in Fiscal 1997. As a percentage of revenue, income from operations increased to 4.8% in Fiscal 1998 from 4.7% in Fiscal 1997.

Interest income increased 8% to $517,000 in Fiscal 1998 from $480,000 in Fiscal 1997. Interest expense decreased slightly to $1.36 million in Fiscal 1998 from $1.38 million due to a slight reduction in the average outstanding floor plan balance and a decrease in the average interest rate paid for floor plan borrowing.

Income before income taxes increased 20.1% to $2.74 million in Fiscal 1998, from $2.28 million in Fiscal 97. As a percentage of revenue, income before income taxes increased to 3.7% in Fiscal 1998 from 3.4% in Fiscal 1997.

The combined Federal and State effective income tax rate was 38.1 % in Fiscal 1998 compared to 39.2% in Fiscal 1997. Income tax rates varied from statutory rates due to state income taxes. See Note 9 of the notes to the consolidated financial statements for components of the income taxes and the reconciliation of the provision for income taxes to the federal statutory rates.

Net income increased 22.1% to $1,693,116 in Fiscal 1998 from $1,386,597 in Fiscal 1997. As a percentage of revenue, net income increased to 2.2% in Fiscal 1998 compared to 2.0% in Fiscal 1997.

Earnings per share were 23 cents in Fiscal 1998, basic and diluted, compared to 19 cents in Fiscal 1997, basic and diluted.

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

Management expects the Company's same store revenue to increase in Fiscal 1998, and follow the forecast for the recreation vehicle industry. According to the CIT Group Economic Research Department's THIRD ANNUAL RECREATION VEHICLE OUTLOOK (October 1997), "We look for growth to return in 1998 and 1999 with deliveries increasing 3.7% and 3.4 % respectively".

Cost of sales and service, as a percentage of revenue, decreased to 81.3% in Fiscal 1997 from 82.3% in Fiscal 1996.

Gross profit decreased 3.6% to $12.7 million in Fiscal 97 from $13.2 million in Fiscal 1996. As a percentage of revenue, gross profit increased to 18.7% in Fiscal 97 from 17.7% in Fiscal 1996. This increase was primarily the result of increased gross margins on the sale of used RVs. Margins in the other major sources of revenue remained approximately the same in Fiscal 97, an improvement from decreasing margins experienced in Fiscal 1996.

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

The combined Federal and State effective income tax rate was 39.2 % in Fiscal 1997 compared to 38.3% in Fiscal 1996. Income tax rates varied from statutory rates due to state income taxes. See Note 9 of the notes to the consolidated financial statements for components of the income taxes and the reconciliation of the provision for income taxes to the federal statutory rates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board(FASB) issued SFAS No. 130, Reporting of Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. This statement requires the reporting of net income and all other changes in equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net income or in the consolidated statement of operations below net income. This pronouncement will not be effective for the Company until the fiscal year ending October 31, 1999. For the fiscal years ended October 31, 1998, 1997 and 1996, comprehensive income and net income would not differ.

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments. The Company will be required to adopt the provisions of SFAS No. 131 during the fiscal year ended October 31, 1999. The Company does not expect this new statement to significantly effect how it presently defines and reports its business.

In June, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for the Company in the fiscal year ended October 31, 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Upon initial application, all derivatives are required to be recognized in the balance sheet as either assets or liabilities and measured at fair value. Currently, the Company's financial position and results of operations would not be impacted by this statement, as the Company does not utilize derivative instruments.

YEAR 2000 READINESS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. In recognition of this potential problem, the Company began in 1997 to assess and evaluate its business systems and hardware, personal computers and software, equipment, security systems, communication equipment and other software relied upon by the Company.

The Company's principle management information system software, the ERA2 Advantage, provided and maintained by Reynolds & Reynolds, Dayton, OH, has been recently upgraded and is Year 2000 certified.

A recent assessment of various off the shelf software applications throughout the Company on personal computers, on which the Company's management is dependent upon for day to day operations, has been tested for Year 2000 potential problems, and no system failure or miscalculations were found.

The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties failure to remedy their own Year 2000 potential problems. Responses to date have been satisfactory, and the company's management anticipates this process will be successfully completed by mid-year 1999.

The Company's total cost for Year 2000 readiness is expected to be not material. The Company does not anticipate it's suppliers cost to obtain Year 2000 compliance to be passed on to the company. However, there is no guarantee that these systems of the Company's significant suppliers, on which the Company relies on, will be timely converted and would not have a material adverse effect on the Company.

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

SATELLITE OPERATIONS

The Company depends on all of its revenue and most of its income from satellite retail sales and service centers. These centers are geographically widespread throughout the continental U.S. making it difficult for the Company's top management to have a presence in all the centers on a regular basis. As a result, the Company is highly dependent upon each center's management for the on-going operation of each respective center. Turnover of managerial personnel at any center usually has an adverse effect on the sales and profitability of the center. Turnover of managerial personnel at several of the Company's centers could have a material adverse effect on the Company's sales and profitability.

DEPENDENCE UPON MANUFACTURERS FOR SUPPLY OF PRODUCT

The Company markets approximately 60 brands of vehicles and 10 brands of boats. The Company maintains "dealer agreements" with most of the manufacturers of the vehicles and boats specifying certain terms and conditions necessary for the Company to continue representation of the specific brand in a specified geographic market area. The loss of any one brand would not materially affect the Company, however, the loss of all brands of anyone of the two largest manufacturers, i.e. Fleetwood Enterprises, Inc. or Thor Industries, Inc., would have a material, adverse effect on the Company's sales.

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

CONTINUING GROWTH

The Company's growth has been fueled principally by the acquisition of retail RV sales and service centers similar to those currently operated by the Company. The Company's continued growth materially depends on its ability to continue to expand its operations through acquiring retail RV sales and service centers. The Company's expansion is subject to a number of factors, including but not limited to, the adequacy of the Company's capital resources, the Company's ability to locate suitable acquisition candidates and negotiate acceptable purchase terms, to hire, train and integrate employees, and to adapt its selling system and other operations systems.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to Part II, Item 8, is submitted as a separate section of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants or reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in Fiscal 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of January 16, 1999 were as follows:

                                                                    OFFICER
                                                                     AND/OR
NAME                  AGE    POSITION                            DIRECTOR SINCE
----                  ---    --------                            --------------
Newton C. Kindlund     58    President, Chairman of the Board,        1978
                             Chief Executive Officer

Joanne M. Kindlund     49    Executive Vice President-                1978
                             Administration, Secretary/
                             Treasurer and Director

W. Hardee McAlhaney    51    Vice President,                          1998
                             Chief Financial Officer
                             and Director

James P. Williams      59    Director                                 1987

Paul G. Clubbe         56    Director                                 1987

Roy W. Parker          54    Director                                 1993

Harvey M. Alper        52    Director                                 1996


All Directors hold office until the next annual meeting of the Company's shareholders and until their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS' BUSINESS EXPERIENCE

The following is a brief account of the educational and business experience of each Director and Officer of the Company:

NEWTON C. KINDLUND

Mr. Kindlund and his wife, Joanne M. Kindlund, are co-founders of the Company. He has served as President and Chairman since its inception in July, 1978, and is a graduate of Michigan State University having received his BA in 1963. He has done postgraduate studies at the Wharton School of the University of Pennsylvania, Boston College and Indiana University. From 1975 to 1977 he was a regional Vice President of Recreation Vehicle Industry Association, Elkhart, Indiana. He was a founder of the Florida RV Trade Association and served on the Board of Directors of the National Recreation Vehicle Rental Dealers Association and the Central Florida World Trade Council. Recently Mr. Kindlund has served a four year term as an Executive Board member and on the Executive Committee of the Greater Orlando Florida Chamber of Commerce. Currently, Mr. Kindlund is a member of the National Dealer Advisory Council for Airstream, Inc., Spartan Motors, Inc., and is a past Chairman of the Board of Directors of the Recreation Vehicle Rental Dealers Association. Mr. Kindlund was recognized as the RV NEWS RV Executive of the Year for 1995.

JOANNE M. KINDLUND

Mrs. Kindlund, a co-founder of the Company, has served as Executive Vice President, Secretary and Treasurer and as a Director since its inception in July, 1978. She graduated from the University of Florida in 1971 with a B.S. Degree in Advertising and has done postgraduate work at the University of Florida in accounting and finance. From 1984 to 1985, she assisted Gorman Planning and Associates, Virginia Beach, Virginia with the creation of software managerial systems including accounting systems and inventory control systems for retail recreational vehicle sales dealerships. Mrs. Kindlund was honored by WORKING WOMEN MAGAZINE as one of the top women executives in 1998.

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

JAMES P. WILLIAMS

Mr. Williams has served on the Board of Directors of the Company since August of 1987. He received his Bachelor of Science Degree in Business in 1961 from Stetson University. Mr. Williams, since graduation from college has been a practicing accountant having become a Certified Public Accountant in 1967. He is the owner of Williams and Company, CPAs and Consultants, and Chief Financial Officer of Shield Enterprises, Inc., a wealth building and preservation services company.

PAUL G. CLUBBE

Mr. Clubbe attended St. Dunstans College, England, Lisgar Collegiate, Ottawa, Ontario Canada and Pickering College, Toronto, Ontario Canada. From 1982 to 1995, Mr. Clubbe served as Executive Officer of Rotex Canada, Inc. From 1964 to 1982, Mr. Clubbe was the Senior partner in Poly-Converters Limited, Oakville, Ontario, Canada. He presently is President of P.C.M. Limited, Toronto, Canada, an outsourcing Company with manufacturing facilities in Dongoing, China. He also serves as a member of the Board of Directors of Flesherton Concrete Products, Inc., Paulaurier Sales, Inc., Rocan Office Products, Inc. and Dongoing Shahowez Mfg. LTD. China.

ROY W. PARKER

Mr. Parker is Chief Executive Officer and Owner of Parker Boat Company, Incorporated, the Sea Ray boat dealer for Orlando, Florida. Parker Boats was founded in 1927. Mr. Parker joined the business in 1964, and became the sole owner in 1980. Parker Boats has ranked consistently as a top 25 dealer in sales nationally for Sea Ray. Mr. Parker received the Hall of Fame Award in 1993, presented by the Marine Retailers Association of America. Mr. Parker also is past President of the Central Florida Marine Trade Association, and is on the Lakes Advisory Board for the City of Maitland, Florida.

HARVEY M. ALPER

Mr. Alper is a partner of the law firm, Alper, Walden, Crichton and Miller, Altamonte Springs, Florida. He earned his B.S.J.M. degree (1968) and his JD
(1971) from the University of Florida and has continued his professional education with several certifications including a certificate in "Comparative Law" from Oxford University in 1979. Mr. Alper has been engaged in the private practice of law since 1971, after serving as Assistant General Counsel for the City of Jacksonville, Florida. Mr. Alper serves as general counsel to the Company as a partner of the law firm, Alper ,Walden, Crichton and Miller.

ITEM 11. EXECUTIVE COMPENSATION

The table below sets forth the cash compensation including salaries, bonuses, contributions to retirement plans, premium paid on health and dental insurance plans and disability insurance plans, paid by the Company for the years ended October 31, 1998, 1997, and 1996, to, or for the benefit of, each executive officer whose total annual salary and bonus exceeded $100,000, and the CEO regardless of compensation level.

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION AWARDS                  LONG-TERM COMPENSATION AWARDS
NAME AND                              ---------------------------------------------      --------------------------------
PRINCIPAL POSITION                    YEAR      SALARY(1)       BONUS(2)      OTHER      STOCK      OPTIONS      OTHER(3)
------------------                    ----      ---------       --------      -----      -----      -------      --------
Newton C. Kindlund                    1998      $108,847              --         --         --           --            --
Chairman, President                   1997      $107,581              --         --         --           --            --
and Chief Executive                   1996      $107,564              --         --         --           --            --
Officer

W. Hardee McAlhaney                   1998      $ 84,196         $75,002         --         --           --          $597
Vice President and                    1997      $ 81,437         $52,477         --         --           --          $597
Chief Financial Officer               1996      $ 80,850         $53,785         --         --           --          $597

------------
(1) Includes contributions by the Company pursuant to an employee benefit plan established under Section 401(k) of the Internal Revenue Code in the amounts of $2,859, $3,181 and $3,167 for Mr. Kindlund for 1998, 1997 and 1996
    respectively, and $4,549, $4,027 and $3,450, for Mr. McAlhaney for 1998, 1997 and 1996 respectively. Also includes $2,400 for health insurance reimbursement each year for both Mr. Kindlund and Mr. McAlhaney.
(2) Mr. McAlhaney's bonus is based on the Company's net income before taxes.
(3) The Company pays a part of the premium on a term life insurance policy for Mr. McAlhaney whose sole beneficiary is designated by the insured. The policy has no cash surrender value provision.

OPTION GRANTS IN LAST  FISCAL YEAR

The following table sets forth information concerning stock option grants made in the fiscal year ended October 31, 1998, to the individuals named in the Summary Compensation Table. There were no grants of options or SARs to said individuals during the year.

                                       INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE VALUE AT
                        --------------------------------------------------       ASSUME ANNUAL RATES OF STOCK
                        NUMBER OF     % OF TOTAL                                PRICE APPRECIATION FOR OPTION
                        SECURITIES      OPTIONS      EXERCISE                   ------------------------------
                        UNDERLYING     GRANTED TO    OR BASE                                 TERM
                         OPTIONS        EMPLOYEE      PRICE     EXPIRATION      ------------------------------
NAME                    GRANTED(#)       IN FY        ($/SH)       DATE            5%($)                 10%
----                    ----------    -----------    --------   ----------      -----------          ---------
Newton C. Kindlund              --             --          --           --               --                 --

W. Hardee McAlhaney             --             --          --           --               --                 --


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

The following table sets forth information concerning the number and value realized as to options exercised during Fiscal 1998 and options held at October 31, 1998, by the individuals named in the Summary Compensation Table and the value of those options held at such date. There were no options exercised during Fiscal 1998 and no SARs were held at year end.

                                                        NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
                           SHARES         VALUE          OPTIONS AT FY-END(#)                  FY-END($)(1)
                         ACQUIRED ON     REALIZED   -----------------------------     -----------------------------
NAME                     EXERCISE(#)        $       EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                     ------------    --------   -----------     -------------     -----------     -------------
Newton C. Kindlund                 --          --            --                --              --                --
W. Hardee McAlhaney                --          --       125,000                --          59,200                --

------------
(1) Based on a price of $2.25 per share, being the closing price of Common Stock on October 31, 1998.

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

DIRECTORS OPTIONS

Each outside Director, serving on the board as of February 20, 1993, was granted an option for 10,000 shares of common stock of the Company, exercisable after February 20, 1995. The shares underlying these options were registered by the Company. The exercise price is $1.81 per share, the price of the Company's common stock at the time of the grant. A total of five options were granted, one to each of the then serving outside Directors (total of 50,000 shares).

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

In Fiscal 1998, $98,427 was contributed to the Plan for the benefit of 140 Plan participants. In Fiscal 1997, $86,349 was contributed to the Plan for the benefit of 115 Plan participants.

Prudential Bank and Trust Company (One Ravinia Drive, Ste. 1000, Atlanta, GA 30346, 770-551-6700), is the trustee. The Company is the plan administrator.

The Plan document provide for contributions at the discretion of the Board of Directors, to be allocated to each Plan participant in an amount not greater than 10% of each participant's compensation subject to the annual contribution
(1) limitation of the top heavy rules and; (2) matching 25% of each participants 401(k) contribution up to 6% of the participants compensation. Under the Plan, compensation is broadly defined to include wages, salaries, bonuses, overtime, stock grants and commissions. Amounts contributed to the Plan by the

Company for the 1998, 1997 and 1996 Plan years, on behalf of the named individuals, are included in the Executive Compensation Table of this report.

1987 INCENTIVE STOCK OPTION PLAN

In August 1987, the Board of Directors of the Company adopted the 1987 Incentive Stock Option Plan (the " ISO Plan") which provided the Company may grant to officers and managerial employees of the Company and its subsidiaries incentive stock options. The purpose of the ISO Plan was to provide the Company with a means of attracting, retaining and increasing the incentive of officers and managerial employees by offering them the opportunity to invest in, or increase their investment in, the Company. Options under the ISO Plan were designed to qualify under Section 422A of the Internal Revenue Code of 1986. The ISO Plan terminated in August, 1997.

The ISO Plan was administered by the Compensation Advisory Committee of the Board of Directors (the "Committee") which could have granted options to purchase up to an aggregate of 280,000 shares of Common Stock. The option exercise price was at least 100% of the fair market value per share of Common Stock on the date of grant. The options are exercisable, as determined by the Committee, over a period of time, but not more than ten years from the date of grant. Any option granted to an employee shall lapse following his termination of employment; provided, however, that in the discretion of the Committee, the employee shall have up to three (3) months following his termination of employment to exercise his options and provided, further, that upon the employee's permanent and total disability, any option granted to him may be exercised within twelve months following his termination of employment because of such disability. The ISO Plan provided for certain anti-dilution adjustments upon the occurrence of certain events.

Five separate options for 25,000 shares each were granted under the ISO Plan to an Officer of the Company, the Vice President and Chief Financial Officer, Mr. McAlhaney. The options were approved by the Board of Directors on the following dates and at the following option exercise prices:

               DATE                  SHARES         EXERCISE PRICE
               ----                  ------         --------------
           May 23, 1994              25,000             $1.819
           February 20, 1993         25,000             $1.813
           March 24, 1992            25,000             $1.375
           November 17, 1990         25,000             $1.625
           May 14, 1990              25,000             $2.500
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

The amount of shares awarded and fair market value assigned to the shares for the last three Fiscal years are as follows:

                                BONUS STOCK
    -------------------------------------------------------------
                          NUMBER SHARES         FAIR MARKET VALUE
           FISCAL YEAR       AWARDED            AT TIME OF AWARD
    -------------------------------------------------------------
              1998               --                $    --
              1997            5,000                $11,250
              1996            7,500                $14,063
    -------------------------------------------------------------

The bonus stock awards listed above require a two (2) year vesting and employment period. As of October 31, 1998, 218,700 shares had been granted pursuant to the plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's Board of Directors Compensation Advisory Committee membership for Fiscal 1998 included Messrs. W. Hardee McAlhaney, James P. Williams and Roy W. Parker. Mr. McAlhaney is the Vice President and Chief Financial Officer of the Company.

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

Based solely on its review of copies of such reports received from certain reporting persons, the Company believes that its directors, executive officers and ten percent (10%) stockholders complied with all Section 16(a) filing requirements during the fiscal year ended October 31, 1998.

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

From the inception of the Company, its corporate philosophy concerning compensation has been to minimize guaranteed fixed compensation in favor of incentive compensation, which increases when the Company's performance is strong and declines when it is poor. Incentive compensation, or bonuses tied to prescribed formulas, is pervasive throughout the Company's managerial structure. Such bonuses can be as much as 100% or more of any employee's base salary. Dealership general managers and departmental managers receive an incentive bonus based on the profitability of their respective dealerships or departments. In addition, dealership general managers are paid a year end bonus based on their respective stores achieving a pre determined agreed upon annual income target, usually the budgeted net pretax income for their dealership.

The corporate officers receive a base salary, which is expected to be sufficient to support a reasonable minimal managerial lifestyle. The President has a guaranteed base annual salary of $102,000. The other two executive officers being the Secretary, and the Vice President and CFO, each receive a base guaranteed annual salary of $75,000. There is also an incentive quarterly bonus for the Vice President and CFO, based on the Company's net pretax income. The President and Secretary have historically elected not to accept any incentive compensation offered by the Committee because of their positions as the two principal shareholders of the Company's common stock and their desire to minimize the Company's executive officers compensation expense.

The Committee recently reviewed the compensation for all the executive officers and will recommend to the Board, at it's next meeting, increases in the President's and Secretary's compensation in order to more fairly compensate them for their respective levels of authority and contribution to the Company.

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

The Board of Directors has viewed its awarding of the Company's bonus stock as a means to help recipients of the stock to focus on the performance of its common stock and afford its bonus stock recipients the opportunity for financial rewards as the stock appreciates. To date, the Committee has awarded in excess of 200,000 shares of bonus stock to more than ninety recipients.

The Committee's role will be to continue to recommend to the Board how to administer both the Incentive Stock Option Plan and the Bonus Stock Plan, to select participants and recommend to the Board of Directors awards, in all cases based on recommendations from the executive management of the Company. The Committee will periodically review the various compensation plans to insure the plans are consistent with the Company's overall philosophy and to continue to make recommendations to the Board of Directors on such plans. The Committee will focus primarily on the Company's executive officers compensation plans, leaving the compensation of the store managerial personnel to the executive officers of the Company.

Respectfully submitted,

James P. Williams, Chairman                         January 7, 1999
Roy W. Parker
W. Hardee McAlhaney

CUMULATIVE TOTAL SHAREHOLDER RETURN

The cumulative total shareholder return performance graph as of October 31, 1994, 1995, 1996, 1997, and 1998, for the Company, the S&P 500 Index, and for the Company's peer group, is submitted as a separate section at the end of this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of January 15, 1999, the number of shares, of Common Stock of the Company, owned and the percent so owned by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director and/or officer of the Company, and
(iii) all directors and officers of the Company as a group.

The number of shares owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

                                      AMOUNT AND
NAME AND ADDRESS                  NATURE OF BENEFICIAL         PERCENTAGE
OF BENEFICIAL OWNER                    OWNERSHIP                OF CLASS
-------------------               ---------------------        ----------
Newton C. Kindlund(1)                  2,223,414                   29.6%
7851 Greenbriar Parkway
Orlando, Florida 32819

Joanne M. Kindlund(1)                  2,223,414                   29.6%
7851 Greenbriar Parkway
Orlando, Florida 32819

W. Hardee McAlhaney                      135,000(2)                 1.8%
3701 Sedgewick Place
Orlando, Florida 32806

James P. Williams                         11,500(3)                  *
615 North Wymore Road
Winter Park, Florida 32789

Paul G. Clubbe                            50,000(3)                  *
R.R. #4,  Stouffville
Ontario, Canada L4A 7X5

Roy W. Parker                              - 0 -                     *
455 South Lake Destiny Road
Orlando, Florida 32810

Harvey M. Alper                            1,500                     *
112 W. Citrus Street
Altamonte Springs, Florida 32714

All Directors and Officers             ---------                   ----
as a group (7 persons)                 4,644,828                   61.8%

------------
(1) Newton C. Kindlund and Joanne M. Kindlund, husband and wife, each disclaims any right to control the others exercise of shareholders' rights, with respect to the shares, including voting the shares of the Common Stock of the Company set out in the above Table.
(2) Includes options exercisable for 125,000 shares of Common Stock granted pursuant to the 1987 Incentive Stock Option Plan.
(3) Includes an option exercisable for 10,000 shares of Common Stock, granted February 20, 1993.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 1994, the Company renewed a five year lease agreement with Newton C. Kindlund and Joanne M. Kindlund, husband and wife, whereby the Company leases the real property upon which its retail center is located in Orlando, Florida. The annual rent is currently $144,000 and, in addition thereto, the Company pays the real estate taxes, insures the interest of Mr. and Mrs. Kindlund against casualty loss, pays for all repairs to the property and names Mr. and Mrs. Kindlund as co-insureds under its general liability insurance policy. The lease provides for a cost of living increase for each year of the lease beginning with the second lease year. The term of the lease agreement expires on October 31, 1999. In fiscal year 1998, the Company paid to or for the benefit of Mr. and Mrs. Kindlund $144,000 for the use of these premises.

In May 1997, the Company signed a five year lease agreement with a property trust for which the beneficiaries are Mr. Kindlund's heirs, whereby the Company leases the real property upon which its retail center is located in Ft. Myers, Florida. The annual rent is $59,375 and, in addition thereto, the Company pays the real estate taxes, insures the interest of the trust against casualty loss, pays for all repairs to the property and names the property trust as the insured under its general liability insurance policy. The term of the lease expires on April 30, 2002. In Fiscal 1998, the Company paid to or for the benefit of the property trust $59,375 for the use of the premises.

Based on current market rates for properties similar to those listed above, transactions with Mr. and Mrs. Kindlund related to the lease for the Orlando property and transactions with the property trust related to the lease for the Ft. Myers property, were on terms comparable to those which would have been reached with unaffiliated parties.

Harvey M. Alper, a director of the company serves as general counsel of the Company as a partner of the law firm, Alper, Walden, Crichton and Miller. In 1998 the Company paid $62,223 to Mr. Alper's firm for legal services.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 K

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT

a(1)and         The financial statements are filed as a separate section of
a(2)            this Form 10-K.

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

     b The Company filed no reports on Form 8-K during the fourth quarter of Fiscal 1998.

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

     c(2) Exhibit 27, Financial Data Schedule, filed electronically via EDGAR, deleted from this copy of the Form.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        HOLIDAY RV SUPERSTORES, INCORPORATED
                                                     Registrant

                                        By: /s/ NEWTON C. KINDLUND, PRESIDENT
                                            ---------------------------------
                                            Newton C. Kindlund, President and
                                            Chairman

DATED:  JANUARY 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                       DATE
---------                                    -----                       ----
/s/ NEWTON C. KINDLUND               President, Chairman of        January 25, 1999
---------------------------------    the Board of Directors
President and Chairman               Chief Executive Officer
Principal Executive Officer
Newton C. Kindlund


/s/ JOANNE M. KINDLUND               Executive Vice President-     January 25, 1999
---------------------------------    Administration, Secretary/
Principal Administrative Officer     Treasurer and Director
Joanne M. Kindlund


/s/ W. HARDEE McALHANEY              Vice President,               January 25, 1999
---------------------------------    Chief Financial Officer and
Principal Financial                  Director
and Accounting Officer
W. Hardee McAlhaney


SIGNATURE                            TITLE                              DATE
---------                            -----                              ----

/s/ JAMES P. WILLIAMS                Director                      January 25, 1999
---------------------------------
James P. Williams


/s/ ROY W. PARKER                    Director                      January 25, 1999
---------------------------------
Roy W. Parker


/s/ HARVEY M. ALPER                  Director                      January 25, 1999
---------------------------------
Harvey M. Alper

                           ANNUAL REPORT ON FORM 10-K

                          ITEM 8, ITEM 14(a)(1) and (2)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        LIST OF FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES

                         AS OF OCTOBER 31, 1998 AND 1997

             AND FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

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

     Statements of Income                                                  F-5

     Statements of Stockholders' Equity                                    F-6

     Statements of Cash Flows                                              F-7

     Notes to Consolidated Financial Statements                            F-9

PRICEWATERHOUSECOOPERS [LOGO]


REPORT OF INDEPENDENT ACCOUNTANTS

December 10, 1998

To the Shareholders of
Holiday RV Superstores, Incorporated
Orlando, Florida

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Holiday RV Superstores, Incorporated and Subsidiaries at October 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                      /s/ PRICEWATERHOUSECOOPERS LLP

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
Holiday RV Superstores, Incorporated
Orlando, Florida

We have audited the consolidated statements of income, stockholders' equity, and cash flows of Holiday RV Superstores, Incorporated and subsidiaries for the year ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Holiday RV Superstores, Incorporated and subsidiaries for the year ended October 31, 1996 in conformity with generally accepted accounting principles.

                                        /s/ BDO SEIDMAN, LLP

Orlando, Florida
December 20, 1996

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                       OCTOBER 31,
                      ASSETS                                    1998              1997
                                                             ------------    ------------
Current Assets:
     Cash and cash equivalents                               $  7,441,806    $  7,431,318
     Accounts receivable:
        Trade and contracts in transit                          1,415,930         841,212
        Other                                                     373,700         307,530
     Inventories                                               23,951,720      20,712,744
     Refundable income taxes                                       27,363            --
     Deferred income taxes                                        159,000         149,000
                                                             ------------    ------------
                Total current assets                           33,369,519      29,441,804

Property and Equipment, less accumulated depreciation           4,038,377       4,209,371

Other Assets, principally covenant not to compete                 200,184         261,090

Noncurrent Deferred Income Taxes                                  109,000          67,000
                                                             ------------    ------------

                                                             $ 37,717,080    $ 33,979,265
                                                             ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Floor plan contracts                                    $ 18,083,481    $ 15,805,446
     Accounts payable                                             878,226         579,023
     Customer deposits                                            185,370         141,586
     Accrued expenses                                             779,656         830,939
     Current portion of capital lease obligation                   61,963          55,514
     Income tax payable                                              --            97,693
                                                             ------------    ------------
                Total current liabilities                      19,988,696      17,510,201

Long-Term Capital Lease Obligation, less current portion          220,676         286,051
                                                             ------------    ------------
                Total liabilities                              20,209,372      17,796,252
                                                             ------------    ------------

Stockholders' Equity:
     Common stock, $.01 par; shares authorized 10,000,000;
        issued 7,465,000                                           74,650          74,650
     Additional paid-in capital                                 5,112,271       5,112,271
     Retained earnings                                         12,751,822      11,058,706
     Treasury stock, at cost, 251,700 and 31,300 shares          (430,098)        (50,193)
     Deferred compensation                                           (937)        (12,421)
                                                             ------------    ------------
                Total stockholders' equity                     17,507,708      16,183,013
                                                             ------------    ------------

                                                             $ 37,717,080    $ 33,979,265
                                                             ============    ============

See accompanying notes to consolidated financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                                    YEAR ENDED OCTOBER 31,
                                                                        --------------------------------------------
                                                                           1998             1997            1996
                                                                        ------------    ------------    ------------
Sales and Service Revenue:
     Vehicle and marine                                                 $ 64,605,771    $ 58,235,084    $ 64,949,268
     Service, parts and accessories                                        6,929,335       7,140,752       6,964,895
     Other, net                                                            2,757,536       2,612,434       2,849,817
                                                                        ------------    ------------    ------------
                Total sales and service revenue                           74,292,642      67,988,270      74,763,980
                                                                        ------------    ------------    ------------

Cost of Sales and Service:
     Vehicle and marine                                                   57,448,166      51,441,813      57,776,518
     Service, parts and accessories                                        3,650,216       3,818,515       3,785,152
                                                                        ------------    ------------    ------------
                Total cost of sales and service                           61,098,382      55,260,328      61,561,670
                                                                        ------------    ------------    ------------

Gross Profit                                                              13,194,260      12,727,942      13,202,310

Selling, General and Administrative Expenses                               9,611,398       9,547,758       9,929,170
                                                                        ------------    ------------    ------------

Income from Operations                                                     3,582,862       3,180,184       3,273,140

Interest Income                                                              517,200         479,644         392,652

Interest Expense                                                          (1,362,946)     (1,381,231)     (1,504,860)
                                                                        ------------    ------------    ------------

Income Before Income Taxes                                                 2,737,116       2,278,597       2,160,932

Income Taxes                                                               1,044,000         892,000         829,000
                                                                        ------------    ------------    ------------

Net Income                                                              $  1,693,116    $  1,386,597    $  1,331,932
                                                                        ============    ============    ============

Basic and Diluted Earnings Per Common Share                             $       0.23    $       0.19    $       0.18
                                                                        ============    ============    ============

See accompanying notes to consolidated financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                         COMMON STOCK         ADDITIONAL                        TREASURY
                                    ------------------------    PAID-IN      RETAINED   -------------------------     DEFERRED
                                      SHARES       AMOUNT       CAPITAL      EARNINGS     SHARES        AMOUNT      COMPENSATION
                                    -----------  -----------  -----------  -----------  -----------   -----------   ------------
Balance, October 31, 1995             7,465,000  $    74,650  $ 5,103,052  $ 8,340,177       15,300   $   (18,193)  $   (83,677)
     Net income for the year               --           --           --      1,331,932         --            --            --
     Restricted bonus stock
        issued from treasury               --           --          6,019         --         (7,500)        8,044       (14,063)
     Return of unvested restricted
        bonus stock                        --           --           --           --         21,500       (36,281)       36,281
     Amortization of deferred
        compensation                       --           --           --           --           --            --          24,696
                                    -----------  -----------  -----------  -----------  -----------   -----------   -----------

Balance, October 31, 1996             7,465,000       74,650    5,109,071    9,672,109       29,300       (46,430)      (36,763)
     Net income for the year               --           --           --      1,386,597         --            --            --
     Restricted bonus stock
        issued from treasury               --           --          3,200         --         (5,000)        8,050        (1,250)
     Return of unvested restricted
        bonus stock                        --           --           --           --          7,000       (11,813)       11,813
     Amortization of deferred
        compensation                       --           --           --           --           --            --          23,779
                                    -----------  -----------  -----------  -----------  -----------   -----------   -----------

Balance, October 31, 1997             7,465,000       74,650    5,112,271   11,058,706       31,300       (50,193)      (12,421)
     Net income for the year               --           --           --      1,693,116         --            --            --
     Treasury shares repurchased           --           --           --           --        220,400      (379,905)         --
     Amortization of deferred
        compensation                       --           --           --           --           --            --          11,484
                                    -----------  -----------  -----------  -----------  -----------   -----------   -----------

Balance, October 31, 1998             7,465,000  $    74,650  $ 5,112,271  $12,751,822      251,700   $   (43,098)  $      (937)
                                    ===========  ===========  ===========  ===========  ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED OCTOBER 31,
                                                                         1998              1997              1996
                                                                    ---------------   ---------------   ---------------
Cash Flows from Operating Activities:
     Cash received from customers                                   $    73,696,488    $   70,333,325    $   75,888,882
     Cash paid to suppliers and employees                               (71,061,594)      (66,430,978)      (71,513,828)
     Interest received                                                      517,200           479,644           392,652
     Interest paid                                                       (1,366,031)       (1,392,926)       (1,493,695)
     Income taxes paid                                                   (1,221,056)         (880,561)         (977,904)
                                                                    ---------------    --------------    --------------
                Net cash provided by operating activities                   565,007         2,108,504         2,296,107
                                                                    ---------------    --------------    --------------

Cash Flows from Investing Activities:
     Purchase of property and equipment                                    (116,188)         (252,569)         (668,133)
     Proceeds from the sale of property and equipment                           500            11,810            16,230
                                                                    ---------------    --------------    --------------
                Net cash used in investing activities                      (115,688)         (240,759)         (651,903)
                                                                    ---------------    --------------    --------------

Cash Flows from Financing Activities:
     Treasury stock purchases                                              (379,905)                -                 -
     Repayment of capital lease obligations                                 (58,926)          (54,134)          (39,357)
                                                                    ---------------    --------------    --------------
                Net cash used in financing activities                      (438,831)          (54,134)          (39,357)
                                                                    ---------------    --------------    --------------
Net Increase in Cash and Cash Equivalents                                    10,488         1,813,611         1,604,847

Cash and Cash Equivalents, beginning of year                              7,431,318         5,617,707         4,012,860
                                                                    ---------------    --------------    --------------
Cash and Cash Equivalents, end of year                              $     7,441,806    $    7,431,318    $    5,617,707
                                                                    ===============    ==============    ==============


See accompanying notes to consolidated financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                  YEAR ENDED OCTOBER 31,
                                                                         1998              1997              1996
                                                                    ---------------    --------------    --------------
Reconciliation of Net Income to Net Cash Provided by
     Operating Activities:
        Net income                                                  $     1,693,116    $    1,386,597    $    1,331,932
        Adjustments to reconcile net income to net cash
          provided by operating activities:
             Depreciation and amortization                                  354,612           431,696           351,271
             Amortization of deferred compensation                           11,484            23,779            24,696
             Deferred income taxes                                          (53,000)          (84,000)          (92,000)
             Loss on disposal of property and equipment                         950            19,221            22,913
             Changes in assets and liabilities:
                (Increase) decrease in:
                  Accounts receivable                                      (640,887)         (362,092)        1,101,989
                  Refundable income taxes                                   (27,363)            7,919            31,414
                  Inventories                                            (3,238,976)       (2,458,278)       (3,799,938)
                  Other assets                                               (7,974)              230             9,400
                Increase (decrease) in:
                  Floor plan contracts                                    2,278,035        (1,698,856)        3,537,379
                  Accounts payable                                            5,539           (36,051)         (354,536)
                  Customer deposits                                          43,784            65,181           (25,256)
                  Accrued expenses                                           47,994          (186,918)          142,670
                  Income tax payable                                         97,693            83,520            14,173
                                                                    ---------------    --------------    --------------

Net Cash Provided by Operating Activities                           $       565,007    $    2,108,504    $    2,296,107
                                                                    ===============    ==============    =============


See accompanying notes to consolidated financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

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

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting. Amortization of leasehold improvements is computed by the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. The estimated useful lives of the property and equipment range from 3 to 31 years. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets which are sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in the results of operations.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

         COVENANT NOT TO COMPETE - The covenant not to compete is being amortized over its contractual life using the straight-line method. At each balance sheet date, management assesses whether there has been any permanent impairment in the value of the agreement. Accumulated amortization totalled $292,880 and $224,000 as of October 31, 1998 and 1997, respectively.

         INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         REVENUE RECOGNITION - Retail sales and related costs of vehicles, parts and service are recognized in operations upon delivery of products or services to customers or, in the case of recreational vehicles, when title passes to the customer.

         EARNINGS PER COMMON SHARE - Basic earnings per common share is calculated by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share is based upon the weighted average number of shares outstanding, plus the effects of potentially dilutive common shares consisting of stock options (Note
         7).

         Average common shares used in the calculation of earnings per share are as follows:

                         YEAR                BASIC           DILUTED
                       ---------          -------------    ------------
                         1998               7,301,500        7,347,700
                         1997               7,433,700        7,439,316
                         1996               7,451,100        7,503,800


         ADVERTISING - Advertising costs, included in selling, general and administrative expenses, are expensed as incurred.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

         FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards (SFAS) No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 1998.

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

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECLASSIFICATIONS - Certain prior year amounts have been reclassified from previous presentations to conform to 1998 presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS - During 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting of Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. This statement requires the reporting of net income and all other changes in equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net income or in the consolidated statement of operations below net income. This pronouncement will not be effective for the Company until the fiscal year ending October 31, 1999. For the fiscal years ended October 31, 1998, 1997 and 1996, comprehensive income and net income would not differ.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

         RECENT ACCOUNTING PRONOUNCEMENTS - Continued - In June, 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments. The Company will be required to adopt the provisions of SFAS No. 131 during the fiscal year ended October 31, 1999. The Company does not expect this new statement to significantly effect how it presently defines and reports its business.

         In June, 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for the Company in the fiscal year ended October 31, 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Upon initial application, all derivatives are required to be recognized in the balance sheet as either assets or liabilities and measured at fair value. Currently, the Company's financial position and results of operations would not be impacted by the statement, as the Company does not utilize derivative instruments.

3.       SUPPLEMENTAL CASH FLOW INFORMATION:

         The following table summarizes the Company's noncash investing and financing transactions:

                                                                              OCTOBER 31,
                                                               1998              1997              1996
                                                           --------------    --------------    --------------
               Capital lease incurred to purchase
                 equipment                                 $           -     $           -     $      56,649

               Increase in deferred compensation
                 from stock issuance                                   -            11,250            14,063

               Decrease in deferred compensation
                 from return of unvested restricted
                 bonus stock                                           -            11,813            36,281


HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


4.       INVENTORIES:

         Inventories are summarized as follows:


                                                    OCTOBER 31,
                                               1998             1997
                                         --------------    ---------------
               New vehicles              $  16,952,586     $   15,276,085
               New marine                      897,415            617,067
               Used vehicles                 4,296,247          3,214,149
               Used marine                     145,862            135,377
               Parts and accessories         1,659,610          1,470,066
                                         --------------    ---------------

                                         $  23,951,720     $   20,712,744
                                         ==============    ===============




5.       PROPERTY AND EQUIPMENT:

         Property and equipment are summarized as follows:

                                                                                           OCTOBER 31,
                                                                                   1998                1997
                                                                              --------------    ---------------
               Land                                                           $   1,955,948     $    1,955,948
               Buildings and leasehold improvements                               2,367,743          2,287,644
               Machinery and shop equipment                                         202,878            197,226
               Office equipment and furniture                                       865,030            925,376
               Vehicles                                                             177,988            178,488
                                                                              --------------    ---------------
                                                                                  5,569,587          5,544,682
               Less accumulated depreciation and
                 amortization                                                    (1,531,210)         (1,335,311)
                                                                              --------------    ---------------

                                                                              $    4,038,377     $    4,209,371
                                                                              ==============     ==============


Depreciation expense for the years ended October 31, 1998, 1997 and 1996 was $285,732, $362,816 and $282,391, respectively.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

6.       FLOOR PLAN CONTRACTS:

         Substantially all inventories, accounts receivable and equipment are pledged as security under floor plan contracts. Floor plan contracts are due upon sale of the related vehicle.

         Interest rates and interest expense are as follows for the years ended October 31:

                                                              INTEREST
                                        INTEREST RATE          EXPENSE
                                      -----------------    --------------

                       1998             6.78 - 8.50%       $   1,328,367
                       1997             7.69 - 9.25%       $   1,381,231
                       1996             8.25 - 9.00%       $   1,504,860


         Maximum borrowings available under the contracts were $29,000,000 as of October 31, 1998. The following summarizes certain information about the borrowings under the floor plan contracts:

                                                                                    OCTOBER 31,
                                                                            1998                 1997
                                                                       --------------    ---------------
         Maximum amount outstanding at
           any month end                                                $  18,142,185     $   19,893,081

         Average amount outstanding during the period                   $  16,654,957     $   16,977,374

         Weighted average interest rate during the period                   7.59%              8.12%

         Weighted average interest rate at the
           end of the period                                                7.50%              8.05%


HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


7.       STOCK OPTION PLANS:

         The Company has an Incentive Stock Option Plan (the "Plan") which provides for the issuance of up to 280,000 shares of common stock. The option exercise price must be at least 100% of the fair market value per share of common stock on the date of grant, except that such price must be at least 110% of the fair market value per share for employees who own more than 10% of the outstanding shares of the Company. The options are exercisable, as determined by the Compensation Committee, over a period of time, but not more than ten years from the date of grant, and will be subject to such other terms and conditions as the Committee may determine. There have been no additional options issued under this plan for the fiscal years ended 1996 through 1998.

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

         The following table summarizes the combined stock options activity for the years ended October 31, 1998, 1997 and 1996:

                                                                                 NUMBER OF         WEIGHTED
                                                                                   SHARES          AVERAGE
                                                                               UNDER OPTION     OPTION PRICE
                                                                              --------------    ------------
               Balance, October 31, 1996                                           300,000       $  1.77
                                                                              ==============
               Balance, October 31, 1997                                           300,000       $  1.77
                                                                              ==============
               Balance, October 31, 1998                                           300,000       $  1.77
                                                                              ==============


HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

7.       STOCK OPTION PLANS - CONTINUED:

         At October 31, 1998, the 300,000 options outstanding under all stock option plans are summarized in the following table:

                 OPTION               RANGE OF               WEIGHTED AVERAGE          WEIGHTED AVERAGE
                 SHARES            EXERCISE PRICES            EXERCISE PRICE            REMAINING LIFE
               ------------     ---------------------      ---------------------     ---------------------
                   275,000         $1.38 - $2.05                  $1.71                      4.2
                    25,000             $2.50                      $2.50                      1.6



         All of the 300,000 options are exercisable at October 31, 1998.

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

         Consistent with the Company's stock option plans, the Company applies the disclosure-only provisions of SFAS No. 123, but applies APB No. 25 and related interpretations in accounting for its deferred compensation plan. The Company has recorded compensation expense of $11,484, $23,779 and $24,696 for the fiscal years ended October 31, 1998, 1997 and 1996, respectively. If the Company had elected to recognize compensation expense consistent with the methods prescribed by SFAS No. 123, there would have been an immaterial effect on the reported net income and earnings per share.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

9.       INCOME TAXES:

         The components of income taxes are as follows:

                                                                                      OCTOBER 31,
                                                                       1998              1997              1996
                                                                 --------------    --------------    --------------
               Current:
                 Federal                                         $     913,000     $     790,000     $     775,000
                 State                                                 184,000           186,000           146,000
                                                                 --------------    --------------    --------------
                                                                     1,097,000           976,000           921,000
                                                                 --------------    --------------    --------------
              Deferred:
                 Federal                                               (34,000)          (70,000)          (78,000)
                 State                                                 (19,000)          (14,000)          (14,000)
                                                                 --------------    --------------    --------------
                                                                       (53,000)          (84,000)          (92,000)
                                                                 --------------    --------------    --------------
               Total income taxes                                $   1,044,000     $     892,000     $     829,000
                                                                 ==============    ==============    ==============

         The components of deferred tax assets and liabilities consist of the following:


                                                                                OCTOBER 31,
                                                                          1998              1997
                                                                     ---------------   ---------------
               Deferred tax assets:
                 Property and equipment                              $       50,000    $       22,000
                 Deferred compensation                                        9,000            19,000
                 Noncompete agreement                                        60,000            43,000
                 Inventory                                                   98,000            71,000
                 Deferred finance income                                     36,000            39,000
                 Accrued vacation                                            19,000            21,000
                 Other                                                        3,000             8,000
                                                                     ---------------   ---------------
                         Total deferred income tax assets                   275,000           223,000
                                                                     ---------------   ---------------
               Deferred tax liabilities:
                 Rental fleet                                                (7,000)           (7,000)
                                                                     ---------------   ---------------
                         Total deferred tax liabilities                      (7,000)           (7,000)
                                                                     ---------------   ---------------
               Total net deferred tax assets                                268,000           216,000

               Less current deferred tax assets                            (159,000)         (149,000)
                                                                     ---------------   ---------------

               Long-term deferred tax assets                         $      109,000    $       67,000
                                                                     ===============   ===============


HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


9.       INCOME TAXES - CONTINUED:

         The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                                       1998                     1997                     1996
                                              -----------------------   ---------------------    ---------------------
                                                 AMOUNT      PERCENT      AMOUNT      PERCENT      AMOUNT     PERCENT
                                              ------------   --------   ----------    -------    ----------   --------
               Income taxes at statutory      $   931,000    34.0%      $  774,000     34.0%        735,000    34.0%
               rate

               State income taxes, net of
                 federal benefit                  109,000     3.8         114,000      5.0          104,000     4.8

               Other                                4,000     0.3           4,000      0.2          (10,000)   (0.5)
                                              ------------   --------   ----------    -------    ----------   --------
               Income taxes at effective
                 rates                        $ 1,044,000    38.1%      $ 892,000     39.2%      $ 829,000     38.3%
                                              ============   ========   ==========    =======    ==========   ========


         At October 31, 1998, the Company has net operating loss carryforwards of approximately $230,000 for state income tax purposes that expire beginning in 2004.

10.      EMPLOYEE BENEFIT PLANS:

         The Company has a Profit-Sharing and Employee Investment Plan which covers substantially all employees meeting certain minimum age and service requirements. Employee contributions to the investment plan may, at the Company's discretion, be matched 25% up to a maximum employee contribution of 6% of the employee's compensation. Also at the Company's discretion, a profit-sharing contribution may be made. Company contributions to the plan, included in selling, general and administrative expenses, were approximately $98,000, $86,000 and $95,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

11.      CAPITAL AND OPERATING LEASE COMMITMENTS:

         CAPITAL LEASE - The Company leases computer equipment under an agreement which is classified as a capital lease. The lease expires in 2002, at which time the Company will have an option to purchase the computer equipment for a nominal amount. The equipment is included in property and equipment in the amount of approximately $448,000 with related accumulated amortization of $269,000 and $224,000 at October 31, 1998 and 1997, respectively.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

11.      CAPITAL AND OPERATING LEASE COMMITMENTS - CONTINUED:

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

         As of October 31, 1998, future minimum lease payments under noncancellable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                                                                 CAPITAL           OPERATING
                                                                                  LEASE              LEASES
                                                                              --------------    ---------------
                       1999                                                   $      90,558     $      475,743
                       2000                                                          90,558            133,518
                       2001                                                          90,558             86,910
                       2002                                                          78,798             29,688
                       2003                                                               -                  -
                                                                              --------------    ---------------
                       Total minimum lease payments                                 350,472     $      725,859
                                                                                                ===============
                       Less amount representing interest                            (67,833)
                                                                              --------------

                       Present value of minimum lease payments                      282 639
                       Less current portion                                         (61,963)
                                                                              --------------
                       Long-term capital lease obligation                     $     220,676
                                                                               ============


         The Company's rental expense under operating leases for the fiscal years ended October 31, 1998, 1997 and 1996 was $527,645, $529,307 and
         $570,470, respectively.

12.      RELATED-PARTY TRANSACTIONS:

         As noted in Note 11, the Company currently leases the Orlando, Florida facility from the principal stockholders and the Fort Myers, Florida facility from a trust whose beneficiaries are the heirs of one of the principal stockholders. The Company paid $203,000, $179,000 and $144,000 to these related parties for the years ended October 31, 1998, 1997 and 1996, respectively.

         The Company also paid legal fees of approximately $62,000, $25,000 and $78,000 to a law firm owned in part by a member of the Company's Board of Directors during the years ended October 31, 1998, 1997 and 1996, respectively.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


13.      ADVERTISING COSTS:

         The Company promotes its product lines through various advertising sources. Advertising expenses were approximately $1,003,000, $1,035,000 and $1,034,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

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

         The Company relies on several manufacturers as suppliers for its product lines. Approximately 58%, 69% and 76% of the Company's new vehicle sales for the years ended October 31, 1998, 1997 and 1996, respectively, consists of vehicles purchased from the same two manufacturers. In the opinion of management, the loss of any one brand of new recreational vehicle would not materially affect the Company. However, the loss of all the brands sold by either of the two largest manufacturers would have a material effect on the Company's sales. The Company's management feels the loss of all brands from either of these two manufacturers to be highly unlikely.

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

YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

14.      COMMITMENTS AND CONTINGENCIES - CONTINUED:

         THIRD-PARTY FINANCING - Continued - The Company records this commission income based upon the amount earned less allowances for chargebacks. In determining the allowances for chargebacks, the Company takes into consideration total customer loans outstanding and estimates the exposure for potential chargebacks associated with foreclosure and early payoffs of these loans. The Company also considers current and future economic conditions, the effects of the change in consumer interest rates and the aging of all loans outstanding. The chargeback allowance was approximately $93,500, $105,700 and $135,000 at October 31, 1998, 1997 and 1996, respectively. Finance chargebacks were approximately $42,000, $57,000 and $58,000 for 1998, 1997 and 1996,
         respectively.

         COMMON STOCK REPURCHASE - On November 15, 1997, the Company's Board of Directors approved a plan to repurchase up to $1 million of common stock of the Company. On December 9, 1998, the Company's Board of Directors approved an increase in its common share repurchase program from the initial $1 million to $2 million and extended the repurchase period through the year 1999. The timing of the stock purchases are made at the discretion of management. At October 31, 1998, the Company has repurchased $379,905 of the total authorized shares to be repurchased.

15.      SUBSEQUENT EVENTS:

         In December, 1998, the Company sold its real property previously operating as a recreational vehicle dealership in Atlanta, Georgia for approximately $1.2 million. As a result of the sale, the Company ceased doing business at that location.

PRICEWATERHOUSECOOPERS   [LOGO]



REPORT OF INDEPENDENT ACCOUNTANTS

December 10, 1998

Holiday RV Superstores, Incorporated
Orlando, Florida

Our report on the consolidated financial statements of Holiday RV Superstores, Incorporated and Subsidiaries is included on page F-2 of this Form 10-K In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the fiscal years ended October 31, 1997 and 1998 included at page S-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                      /s/ PRICEWATERHOUSECOOPERS LLP

Report of Independent Certified Public Accountants

To the Shareholders of
Holiday RV Superstores, Incorporated
Orlando, Florida

The audits referred to in our report dated December 20, 1996 relating to the consolidated financial statements of Holiday RV Superstores, Incorporated, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, information set forth therein.

                                                /s/ BDO SEIDMAN, LLP
                                                -------------------------------
                                                    BDO SEIDMAN, LLP
Orlando, Florida
December 20, 1996

                                   SCHEDULE II

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

             FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998, 1997, 1996

--------------------------------------------------------------------------------

                                             CHARGES                     OTHER
                              BALANCE AT      TO COST     CHARGES       CHARGES-       BALANCE
                              BEGINNING         AND       TO OTHER      ADDITIONS     AT END OF
YEAR DESCRIPTION              OF PERIOD       EXPENSES    ACCOUNTS     (DEDUCTIONS)     PERIOD
                                                                           (a)
------------------------------------------------------------------------------------------------
1998 Finance Commissions
     Chargeback Reserves      $  105,849    $  42,365      $    --       (54,716)    $  93,498

1997 Finance Commissions         135,260       57,362           --       (86,773)    $ 105,849
     Chargeback Reserves

1996 Finance Commissions
     Chargeback Reserves         152,092       58,425           --       (75,257)      135,260

----------
(a)  Finance income chargebacks paid.


                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 11

                       CUMULATIVE TOTAL SHAREHOLDER RETURN

                       PERFORMANCE GRAPH AS OF OCTOBER 31,

                         1994, 1995, 1996, 1997 AND 1998

                                       FOR

              HOLIDAY RV SUPERSTORES, INC., THE S&P 500 INDEX, AND

               INDEX OF HOLIDAY RV SUPERSTORES, INC.'S PEER GROUP

                             DISCLOSURE REQUIRED FOR
                    ITEM 402(l) FOR FORM 10-K (ANNUAL REPORT)
                                PERFORMANCE GRAPH


                  Here in displays a line graph plotting three (3) series of points, whereby the Y axis is the total cumulative shareholder return, and the X axis is the year, being 1993 thru 1998. The plotted points (cumulative shareholder return by year) are listed in the table below.

                                             1993       1994      1995          1996        1997       1998
         ------------------------------------------------------------------------------------------------------
         RVEE                               100.00      63.16     126.32        76.29       64.46      94.74
         ------------------------------------------------------------------------------------------------------
         S&P Small Cap 600 Index            100.00      96.58     117.02       140.96      186.02     165.45
         ------------------------------------------------------------------------------------------------------
         PEER GROUP                         100.00      98.83      78.17        80.57       75.98      96.39
         ------------------------------------------------------------------------------------------------------


         The performance graph above illustrates the cumulative yearly shareholder return for the past five years, assuming a $100 investment on October 31, 1993, in (1) the Company; (RVEE) (2) The Standard and Poor's Small Cap 600 index, assuming reinvestment of dividends; (3) a Company determined Market Capitalization Peer Group composite index, assuming reinvestment of dividends.

         The Company changed, effective with the 1998 graph, the board-market index from the Standard and Poor's 500 composite index to the Standard and Poor's Small Cap 600 index. The Company believes the Small Cap index is more comparable than the 500 composite index to the Company's business sector and market capitalization size.

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

         The peer group consist of the following companies:

         Audio King Corp., Brendles Inc., Chariot Entertainment Inc. (no longer files as of 9/18/95), Evans Inc., FFP Partners LP-CL,A., Foodarama Supermarkets, Harold's Stores Inc., Hills Department Stores Inc., Holiday RV Superstores, Inc., Huffman Koos Inc., (acquired by Bruener's Home Furn Co., Oct. '95), Pubco Corp., Seaway Food Town Inc., Siebert Financial Corp., Sound Advice Inc., Spec's Music Inc., Strober Organization Inc. (acquired by Hamilton NY, March '97), Sunshine-Jr Stores (acquired by E-Z Serve Corp. July `95), Uni-Marts Inc. CL A, Village Super Market CL A, Warehouse Club Inc. (no longer files as of 3/18/96).

                                 EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION
-----------              -----------

   27                    Financial Data Schedule