Form 10-Q
period 1999-01-31
HOLIDAY RV SUPERSTORES INC
filed 1999-03-12
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                 ---------------

                                    FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

                                       OR

[x]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         YES   X                       NO
                            -------                      -------

         As of March 8, 1999, Holiday RV Superstores, Incorporated had outstanding 7,166,500 shares of Common Stock, par value $.01 per share.

                                TABLE OF CONTENTS

Item                                                                        Page

                                     Part I

                              Financial Information

1.       Financial Statements.............................................    3

         Consolidated Condensed Balance Sheets ...........................    3

         Consolidated Condensed Statements of Income .....................    5

         Consolidated Condensed Statements of Cash Flows..................    6

         Notes to Consolidated Condensed Financial
                  Statements..............................................    8

2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................    9



                                     Part II

                                Other Information

6.       Exhibits and Reports on Form 8-K.................................   12

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

        -----------------------------------------------------------------


                                     ASSETS
                                     ------

                                                    01/31/99         10/31/98
                                                   (Unaudited)
                                                   -----------    ------------
CURRENT:
     Cash and cash equivalents                    $  8,530,776    $  7,441,806
     Accounts receivable:
          Trade and contracts in transit             1,953,876       1,415,930
          Other                                        334,631         373,700
     Inventories                                    27,485,961      23,951,720
     Refundable income taxes                             ---            27,363
     Deferred income taxes                             159,000         159,000
                                                  ------------    ------------

          TOTAL CURRENT ASSETS                      38,464,244      33,369,519

PROPERTY AND EQUIPMENT,
     less accumulated depreciation                   3,156,135       4,038,377

OTHER ASSETS,
     principally covenant not to compete               173,059         200,184

NONCURRENT DEFERRED INCOME TAXES                       109,000         109,000
                                                  ------------    ------------

          TOTAL ASSETS                            $ 41,902,438    $ 37,717,080
                                                  ============    ============

   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

       ------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                        01/31/99       10/31/98
                                                                      (Unaudited)
                                                                      -----------    ------------
CURRENT LIABILITIES:
     Floor plan contracts                                             $ 21,612,411   $ 18,083,481
     Accounts payable                                                      888,883        878,226
     Customer deposits                                                     354,665        185,370
     Accrued expenses                                                      686,387        779,656
     Current portion of capital lease
       Obligations                                                          63,682         61,963
     Income tax payable                                                    245,717           ---
                                                                      ------------   ------------

          TOTAL CURRENT LIABILITIES                                     23,851,745     19,988,696

LONG-TERM CAPITAL LEASE OBLIGATIONS,
     Less current portion                                                  208,313        220,676
                                                                      ------------   ------------
         TOTAL LIABILITIES                                              24,060,058     20,209,372
                                                                      ------------   ------------

STOCKHOLDERS' EQUITY:
     Common stock $.01 par - shares authorized
          10,000,000; issued 7,465,000                                      74,650         74,650
     Additional paid-in capital                                          5,112,271      5,112,271
     Retained earnings                                                  13,193,996     12,751,822
     Treasury stock, at cost, 298,500 and 157,300
        respectively                                                      (538,537)      (430,098)
     Deferred compensation                                                    ---            (937)
                                                                      ------------   ------------
          TOTAL STOCKHOLDERS' EQUITY                                    17,842,380     17,507,708
                                                                      ------------   ------------

TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                        $ 41,902,438   $ 37,717,080
                                                                      ============   ============


   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

       ------------------------------------------------------------------
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                      01/31/99      01/31/98
                                                   -------------  ------------

SALES AND SERVICE REVNEUE                          $  18,182,994  $ 15,519,000

COST OF SALES AND SERVICE                             15,112,933    12,737,695
                                                   -------------  ------------
     Gross Profit                                      3,070,061     2,781,305

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                           2,429,147     2,280,005
                                                   -------------  ------------

     Income from operations                              640,914       501,300

INTEREST INCOME                                          114,638       126,402
INTEREST EXPENSE                                        (347,425)     (360,476)
GAIN ON THE SALE OF ASSETS                               316,747        ---
                                                   -------------  ------------

     Income before income taxes                          724,874       267,226

INCOME TAXES                                             282,700       104,200
                                                   -------------  ------------

NET INCOME                                         $     442,174   $   163,026
                                                   =============   ===========

BASIC AND DILUTED EARNINGS PER SHARE               $        0.06   $      0.02
                                                   =============   ===========

BASIC SHARES                                           7,192,200     7,407,900
                                                   =============   ===========

DILUTED SHARES                                         7,260,600     7,421,300
                                                   =============   ===========


   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

        ----------------------------------------------------------------
                                   (Unaudited)

                                                                                         THREE MONTHS ENDED

                                                                                  01/31/99                 01/31/98
                                                                               -------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                              $  17,853,412             $ 15,350,338
     Cash paid to suppliers and employees                                        (17,597,929)             (15,786,123)
     Interest received                                                               114,683                  126,402
     Interest paid                                                                  (337,071)                (337,658)
     Income taxes paid                                                                (9,620)                 (91,186)
                                                                               -------------             ------------
  Net cash provided by (used for) operating activities                                23,430                 (738,227)
                                                                               -------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                        (8,821)                (148,222)
     Proceeds from the sale of real property and
        equipment                                                                  1,193,444                   75,501
                                                                               -------------             ------------

  Net cash provided by (used for) investing activities                             1,184,623                  (72,721)
                                                                               -------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Treasury stock purchases                                                       (108,439)                (185,122)
     Repayment of capital lease obligations                                          (10,644)                 (13,434)
                                                                               -------------             ------------
  Net cash used for financing activities                                            (119,083)                (198,556)

  Net increases (decreases) in cash and cash equivalents                           1,088,970               (1,009,504)
                                                                               -------------             ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     7,441,806                7,431,318
                                                                               -------------             ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   8,530,776             $  6,421,814
                                                                               =============             ============


    See accompanying notes to the consolidated condensed financial statement.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   --------------------------------------------------------------------------

                                                                                          THREE MONTHS ENDED

                                                                                  01/31/99                  01/31/98
                                                                                 -----------               -----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
     (USED FOR) OPERATING ACTIVITIES:

     Net income                                                                   $  442,174                $  163,026

     Adjustments to reconcile net income to net cash
       used for operating activities:
          Depreciation and amortization                                               83,933                    89,177
          Amortization of deferred compensation                                          937                     1,782
          Gain on disposal of assets                                                (316,747)                     ---
          Changes in assets and liabilities:
             (Increases) decreases in:
                Accounts receivable                                                 (498,877)                 (168,662)
                Refundable income taxes                                               27,363                     ---
                Inventories                                                       (3,534,241)               (5,562,725)
                Other assets                                                           9,905                     2,024
             (Increases) decreases in:
                Floor plan contracts                                               3,528,930                 4,379,460
                Accounts payable                                                      10,657                   528,135
                Customer deposits                                                    169,295                   127,355
                Accrued expenses and income taxes payable                            100,101                  (297,799)
                                                                                 -----------               -----------

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                             $    23,430               $  (738,227)
                                                                                 ===========               ===========

   See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1998 The accompanying financial statements have not been audited by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company elimination's necessary to summarize fairly the Company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for three months ended January 31, 1999 are not necessarily indicative of results to be expected for the fiscal year.

NOTE 2.  INVENTORIES

     Inventories are summarized as follows:

                               JANUARY 31, 1999             OCTOBER 31, 1998
                               ----------------             ----------------

New Vehicles                        $20,006,067                  $16,952,586
New Marine                            1,348,363                      897,415
Used Vehicles                         4,317,031                    4,296,247
Used Marine                             161,461                      145,862
Parts and Accessories                 1,653,039                    1,659,610
                                    -----------                  -----------

                                    $27,485,961                  $23,951,720
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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements. The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed in the Company's Form 10-K for the year ended October 31, 1998 (many of which have been discussed in prior SEC filings by the Company.) Though the Company has attempted to list the factors it believes to be important to its business the Company wishes to caution investors that other factors may prove to be important in affecting the company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements.

     Investors are further cautioned not to place undue reliance on any forward looking statements as they speak only of the Company's view as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

FINANCIAL CONDITION AS OF JANUARY 31, 1999 COMPARED TO JANUARY 31, 1998.

     The Company continued to maintain a strong financial position with high liquidity. Cash from operating activities increased approximately $760,000 to a positive cash flow of $23,000 from a use of $738,000 cash in the prior year. This increase was primarily due to increased net income and increased taxes payable.

     Cash from investing activities increased $1.2 million due to the sale of real property and equipment previously operated as a dealership in Atlanta, Georgia.

     Cash used for financing activities to continue the company's common stock repurchase, $110,000 compared to $185,00 in the prior year.

     The net results on the Company's cash position from all activities was an increase of $1,089,000 compared to a use of cash of $1,009,000 in the prior year. As a result the Company had $8.5 million in cash at quarter end compared to $6.4 million last year.

     Net working capital increased  23% to $14.6 million from $11.9 million.

     The Company's principal long-term commitments consist of obligations under operating leases. The Company also has a contingent liability to repay a portion of agency commission (referral fees) received principally from certain lending institutions whereby the Company referred customers to one or more third party financing sources and earned referral fees (agency commissions) if the lender consummated a loan contract with the customer. In some cases the Company is required to pay back (chargeback) the referral fee to the lender if the loan is paid off or foreclosed within the first six (6) months of the term of the loan, if the chargeback amount exceeds reserves retained by the lender. The Company recognizes agency commission income based upon the amount earned less an allowance for chargebacks. In determining the allowance, the Company takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks to the Company related thereto. The Company also considers current and expected future economic conditions, the effects of the change in customer interest rates and the aging of all customer loans outstanding when estimating potential chargebacks to the Company. Management expects the current allowance for chargebacks to be sufficient to repay this chargeback contingency and does not expect the ultimate liability to have a significant impact on the liquidity of the Company.

     As of January 31, 1999, the Company had $25 million maximum borrowing available under floor plan contracts of which $3 million was not used.

     The Company's management feels it can easily obtain additional debt financing at reasonable interest rates for floor plan contracts for expansion and/or diversification of its operations. Currently Management has no expansion or diversification prospects requiring a secondary stock offering or a conversion of the financing debt to common stock. Management does intend to continue to issue common stock and/or options on common stock as a partial payment for acquisitions when cost effective. However, management expects the dilutive effect on the common stockholders of the Company resulting from issuing such common stock or options to be minimal.

     Management believes that during the next twelve months cash generated by operating activities, cash and cash equivalents on deposit with financial institutions and financing currently available from floor plan financing companies will be sufficient for its capital and operating needs for its existing operations.

RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1999, COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1998.

     Sales and service revenue increased 17.2% to $18.2 million from $15.5 million due to increased sales of new and used vehicles. The Company experienced a continued trend, from Fiscal 1998, of increased average sale prices of both new and used vehicles, accounting for approximately half of the increased revenue. The balance of the increase was due to increased new and used unit sales, an improvement from Fiscal 1998 trend of slightly decreasing unit sales.
The closing of the Atlanta dealership in December of 1998 had no material effect on sales revenue. The Atlanta dealership had been unprofitable and management expects the closing to have a positive effect on the Company's operations.

     Overall service and parts revenue decreased 7%. However, on a same dealership basis (without Atlanta), service and parts revenue were approximately the same as the prior year.

     Cost of sales, as a percent of revenue, increased to 83.1% from 82.1%.

     Gross profit increased 10.4% to $3.1 million from $2.8 million. As a percent of revenue, gross profit decreased to 16.9% from 17.9%, due to a decrease in the gross margins from the sale of higher priced new and used motorized vehicles. Typically, as vehicle sales prices increase, gross margins decrease.

     Agency commissions represented 17.6% of the Company's total gross profit, as compared to 16.6% the prior year. Agency commission and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented 75% of the Company's total gross profit, as compared to 66% the prior year.

     Selling, general and administrative (SG&A) expenses increased 6.5% to $2.43 million from $2.28 million, primarily due to increased selling expenses related from increased revenues. As a percent of revenue, SG&A decreased to 13.4% from 14.7%.

     Operating income increased 28% to $641,000 from $501,000. As a percent of revenue, operating income increased to 3.5% from 3.2%.

     Interest income decreased 9% due to lower yields on short term funds invested. Lower interest rates on floor plan debt offset increased interest on higher floor plan balances resulting in a net 4% decrease in interest expense.

     A gain of $317,000 resulted from the sale of the Company's Atlanta, Georgia dealership property and equipment.

     Income before income taxes increased 171% to $725,000 from $267,000. Without the gain, income before income taxes increased 53% for fiscal 99.

     The combined Federal and State income tax rate was 39.0 %, same as the prior year. Income taxes for both periods varied from the Federal rates due to State income taxes.

     Net income increased 171% to $442,174 from $163,026

     Earnings per share increased to 6 cents from 2 cents.

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

DATE                                HOLIDAY RV SUPERSTORES, INCORPORATED
----


March 12, 1999                      /s/ NEWTON C. KINDLUND
                                    --------------------------------------------
                                    Newton C. Kindlund,  President,
                                    Chief Executive Officer
                                    Principal Executive Officer





March 12, 1999                      /s/ JOANNE M. KINDLUND
                                    --------------------------------------------
                                    Joanne M. Kindlund,  Executive
                                    Vice President-Administration,
                                    Secretary /Treasurer
                                    Principal Administrative Officer





March 12, 1999                      /s/ W. HARDEE MCALHANEY
                                    --------------------------------------------
                                    W. Hardee McAlhaney, Vice President
                                    Chief Financial Officer
                                    Principal Financial and Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------

  27                Financial Data Schedule
                    (for SEC use only).