Form 10-Q
period 1999-04-30
HOLIDAY RV SUPERSTORES INC
filed 1999-06-08
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   -----------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

                   YES [X]                            NO [ ]

         As of May 31, 1999, Holiday RV Superstores, Incorporated had outstanding 7,186,500 shares of Common Stock, par value $.01 per share.

                                TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----

                                     Part I

                              Financial Information



1.  Financial Statements ...................................................   3

    Consolidated Condensed Balance Sheets ..................................   4

    Consolidated Condensed Statements of Income ............................   5

    Consolidated Condensed Statements of Cash Flows.........................   6

    Notes to Consolidated Condensed Financial Statements....................   8

2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations .................................   9



                                     Part II

                                Other Information


4.  Submission of Matters to a Vote of Security Holders.....................  13


6.  Exhibits and Reports on Form 8-K........................................  13

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

              -----------------------------------------------------

                                     ASSETS


                                                 04/30/99           10/31/98
                                                -----------        -----------
                                                (Unaudited)
CURRENT:
     Cash and cash equivalents                  $10,410,586        $ 7,441,806
     Accounts receivable:
          Trade and contracts in transit          2,220,699          1,415,930
          Other                                     130,516            373,700
     Inventories                                 27,878,197         23,951,720
     Refundable income taxes                             --             27,363
     Deferred income taxes                          159,000            159,000
                                                -----------        -----------
          TOTAL CURRENT ASSETS                   40,798,998         33,369,519

PROPERTY AND EQUIPMENT:
     less accumulated depreciation                3,104,961          4,038,377

OTHER ASSETS:
     Principally covenant not to compete            155,098            200,184

NONCURRENT DEFERRED INCOME TAXES                    109,000            109,000
                                                -----------        -----------

          TOTAL ASSETS                          $44,168,057        $37,717,080
                                                ===========        ===========


   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
              -----------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           04/30/99             10/31/98
                                                         ------------         ------------
                                                          (Unaudited)
CURRENT LIABILITIES:
     Floor plan contracts                                $ 22,397,222         $ 18,083,481
     Accounts payable                                       1,383,124              878,226
     Customer deposits                                        507,326              185,370
     Accrued expenses                                         716,725              779,656
     Current portion of capital lease obligations              72,767               61,963
     Income tax payable                                       222,439                   --
                                                         ------------         ------------
          TOTAL CURRENT LIABILITIES                        25,299,603           19,988,696

 LONG-TERM CAPITAL LEASE OBLIGATION
     Less current portion                                     183,956              220,676
                                                         ------------         ------------
          TOTAL  LIABILITIES                               25,483,559           20,209,372
                                                         ------------         ------------
STOCKHOLDERS' EQUITY:
     Common stock $.01 par - shares authorized
          10,000,000; issued 7,465,000                         74,650               74,650
     Additional paid-in capital                             5,112,271            5,112,271
     Retained earnings                                     14,036,551           12,751,822
     Treasury stock, at cost, 298,500 and 251,700
          shares, respectively                               (538,974)            (430,098)
     Deferred compensation                                         --                 (937)
                                                         ------------         ------------
          TOTAL STOCKHOLDERS' EQUITY                       18,684,498           17,507,708
                                                         ------------         ------------

TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                           $ 44,168,057         $ 37,717,080
                                                         ============         ============



   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       ------------------------------------------------------------------
                                   (Unaudited)

                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                      04/30/99             04/30/98             04/30/99             04/30/98
                                    ------------         ------------         ------------         ------------
SALES & SERVICE REVENUE             $ 26,258,070         $ 24,146,941         $ 44,441,064         $ 39,665,941

COST OF SALES AND SERVICE             22,009,604           19,897,834           37,122,537           32,635,529
                                    ------------         ------------         ------------         ------------

Gross Profit                           4,248,466            4,249,107            7,318,527            7,030,412

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES           2,761,418            2,740,163            5,190,565            5,020,168
                                    ------------         ------------         ------------         ------------


     Income from operations            1,487,048            1,508,944            2,127,962            2,010,244

INTEREST INCOME                          136,094              114,262              250,732              240,664
INTEREST EXPENSE                        (241,887)            (360,321)            (589,312)            (720,797)
GAIN ON THE SALE OF ASSETS                    --                   --              316,747                   --
                                    ------------         ------------         ------------         ------------
     Income before income
        taxes                          1,381,255            1,262,885            2,106,129            1,530,111

INCOME TAXES                             538,700              492,500              821,400              596,700
                                    ------------         ------------         ------------         ------------
NET INCOME                          $    842,555         $    770,385         $  1,284,729         $    933,411
                                    ============         ============         ============         ============
BASIC AND DILUTED EARNINGS
    PER COMMON SHARE                $       0.12         $       0.11         $       0.18         $       0.13
                                    ============         ============         ============         ============
BASIC SHARES                           7,166,500            7,281,500            7,180,600            7,345,700
                                    ============         ============         ============         ============

DILUTED SHARES                         7,256,800            7,302,000            7,263,700            7,366,500
                                    ============         ============         ============         ============


   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

       ------------------------------------------------------------------
                                   (Unaudited)


                                                                    SIX MONTHS ENDED
                                                                        APRIL 30
                                                                1999                 1998
                                                            ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                           $ 44,201,435         $ 39,194,434
     Cash paid to suppliers and employees                    (41,366,055)         (38,474,266)
     Interest received                                           250,732              240,664
     Interest paid                                              (588,677)            (717,383)
     Income taxes paid                                          (571,598)              35,770
                                                            ------------         ------------
Net cash provided by operating activities                      1,925,837              279,219
                                                            ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                          (22,200)            (171,849)
     Proceeds from the sale of real property and
        Equipment                                              1,199,935               75,501
                                                            ------------         ------------
Net cash provided by (used for) investing activities           1,177,735              (96,348)
                                                            ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                 (108,876)            (257,983)
     Repayment of capital lease obligations                      (25,916)             (27,285)
                                                            ------------         ------------
Net cash used in  financing  activities                         (134,792)            (285,268)
                                                            ------------         ------------

Net Increases (Decreases) in Cash and Cash
     Equivalents                                               2,968,780             (102,397)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 7,441,806            7,431,318
                                                            ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 10,410,586         $  7,328,921
                                                            ============         ============


   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

              -----------------------------------------------------
                                   (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                       APRIL 30
                                                                1999               1998
                                                            -----------         -----------
RECONCILIATION OF NET INCOME TO NET CASH
     USED FOR  OPERATING ACTIVITIES:
     Net income                                             $ 1,284,729         $   933,411
     Adjustments to reconcile net income to net cash
        Provided by operating activities:
           Depreciation and amortization                        159,215             177,081
           Amortization of deferred compensation                    937               3,565
           Gain on disposal of real property                   (316,747)                 --
                                                            -----------         -----------
     Changes in assets and liabilities:
           (Increases) decreases in:
               Accounts receivable                             (561,585)           (471,507)
               Inventories                                   (3,926,477)         (2,410,685)
               Other assets                                      10,646
                                                                                      3,280
           Increases in:
               Floor plan contracts                           4,313,741           1,409,590
               Accounts payable                                 504,898             376,277
               Customer deposits                                321,956             102,457
               Accrued expenses
                  and income taxes payable                      134,524             155,750
                                                            -----------         -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES:                  $ 1,925,837         $   279,219
                                                            ===========         ===========


   See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 1998. The accompanying financial statements have not been audited by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company eliminations necessary to summarize fairly the Company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for three and six months ended April 30, 1999 are not necessarily indicative of results to be expected for the fiscal year.


NOTE 2.  INVENTORIES

     Inventories are summarized as follows:

                            APRIL 30, 1999       OCTOBER 31, 1998
                            --------------       ----------------

New Vehicles                 $20,215,307           $16,952,586
New Marine                     1,384,638               897,415
Used Vehicles                  4,311,080             4,296,247
Used Marine                      239,257               145,862
Parts and Accessories          1,727,915             1,659,610
                             -----------           -----------
                             $27,878,197           $23,951,720
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

      Investors are cautioned the forward looking statement regarding the Company's Board of Directors "industry consolidation" expansion strategy made in the financial condition section of this report, is subject to uncertainties and other factors that could cause the strategy not to be implemented.

     Investors are further cautioned not to place undue reliance on any forward looking statements as they speak only of the Company's view as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

FINANCIAL CONDITION AS OF APRIL 30, 1999 COMPARED TO APRIL 30, 1998.

     The Company continued to maintain a strong financial position and high liquidity for the first six months of fiscal 1999. Cash provided by operating activities was $1.6 million greater than the prior year because the need to finance higher used and parts inventories in the prior year used $1.1 million cash, compared to $177,000 this year. This reduced need, and the increase in net income of $351,000 were the primary sources of increased cash resulting in a net increase of $1.9 million in from operating activities.

     Cash from investing activities increased $1.2 million due to the sale of a real property and equipment previously operating as a dealership in Atlanta, Georgia.

     Cash was used for financing activities to continue the Company's common stock repurchase program of $109,000 compared to $258,000 in the prior year.

     The net results on the Company's cash position from all activities was an increase of $2.97 million compared to a use of $102,000 in the prior year.

     As of April 30, 1999 the Company had $10.4 million cash, compared to $7.3 million for the same period last year.

     Net working capital increased 22% to $15.5 million from $12.7 million.

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

     As of April 30, 1999, the Company has $25 million maximum borrowing available under floor plan contracts of which $2.6 million was not used.

     The Company's Board of Directors has under consideration an expansion strategy commonly referred to as an "industry consolidation". The strategy includes timely acquisitions of groups of recreation vehicle dealers and marine dealers, requiring the issuance of the Company's common stock, and/or derivatives of the Company's common stock as partial payment for the acquisitions. In addition, the strategy may require cash, as partial payment, in excess of the company's current available cash balances and current available debt financing. If the expansion strategy is implemented the Company would consider engaging the an investment banking firm or venture capital firm to assist in a secondary stock offering, arrangement of debt financing which may be converted into common stock, or both.

     In the event this expansion strategy is not implemented, the Company's management believes during the next twelve months, cash generated by operating activities, cash and cash equivalents on deposit with financial institutions and financing currently available from floor plan financing companies will be sufficient for its capital and operating needs for its existing operations.

RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS FOR THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1998.

     Sales and service revenue increased 9% to $26.3 million from $24.1 million due to a 16% increase in the average selling price of new vehicle and boats. This price increase is a continuation of the Company's management focus on increasing the sales of higher priced motorhomes and boats, targeting diesel motorhomes with greater potential for higher dollar gross profits. The increase in the average selling price offset lost revenue due to a decrease of 10% in total unit sales. The decrease in unit sales was primarily due to decreased sales in the Florida dealership resulting from increased competition. However, all the unit sales decreases were in the lower priced marine, tent-trailer and used products. On a same store basis (without the Atlanta dealership sold in December, 1998), total revenue increased 12% , total unit sales decreased 7%, and new vehicle unit sales increased 7%.

     Cost of sales, as a percent of revenue increased to 83.8% from 82.4%.

     Gross profit remained the same. Decreased gross profits from used vehicle and boat sales, agency commissions, and parts and service sales were offset by the increased gross profits from new vehicle and boat sales. As a percent of revenue, gross profit decreased to 16.2%, from 17.6% . This decline in gross margin is due to a decrease in the amount of gross profit contributed by parts and service to the Company's total gross profit, which typically has a gross margin of 46% to 48%, and an increase in the gross profit contributed by agency commission, new and used vehicle and boat sales, which typically has a gross margin of 13% to 14%. Agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented 77% of the Company's total gross profit, as compared to 71% in the prior year. Agency commissions represented 19% of the Company's total gross profit, as compared to 20% in the prior year.

     Selling, general and administrative (SG&A) expenses increased slightly to $2.76 million from $2.74 million. On a same store basis, SG&A increased 9%.

     Operating income decreased 1.5% to $1.49 million compared to $1.51 million. As a percent of revenue, operating income decreased to 5.7% from 6.2%.

     Interest income increased 19% to $136,000 from $114,000. Interest expense decreased 33% to $242,000 from $360,000 due to a lower interest rate paid on the Company's floor plan contracts..

     The combined Federal and State income tax rate was 39.0%, the same as the prior year. Income taxes for both periods varied from Federal statutory rates due to State income taxes.

     Net income was the highest for any quarter in the Company's history, increasing 9.4% to $842,555 compared to $770,385 last year. Net income, as a percent of revenue was 3.2% for both periods.

     Earnings per share, both basic and diluted, was 12 cents compared to 11 cents last year.

RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 1998.

     Sales and service revenue increased 12% to $44.4 million from $39.7 million due to increased sales prices of new vehicles and boats. On a same store basis (without the Atlanta dealership sold in December 1998) sales and service revenue increased 15%. The Company experienced a continued trend, from fiscal 1998, of increased average sale prices for both new and used vehicles, increasing 18% and 9% respectively. These price increases are a continuation of the Company's management's focus on increasing the sales of higher priced motorhomes and boats, targeting diesel motorhomes with greater potential for higher dollar gross profits. These increases in the average prices offset lost revenue due to a 3% decrease in total unit sales. However, all the unit sales decreases were in the lower priced tent trailers and used products. New unit sales increased 3%. On a same store basis, total unit sales were the same as last year with new unit sales increasing 6% and used unit sales decreased 6%.

     Cost of sales and service, as a percent of revenue, increased to 83.5% from 82.3%.

     Gross profit increased 4% to $7.3 million compared to $7.0 million. Decreased gross profits from parts and service were offset by increased gross profits from vehicle and boat sales. As a percent of revenue, gross profit decreased to 16.5% from 17.7%. This decline in gross margin is due to a decrease in the amount of gross profit contributed by parts and service to the Company's total gross profit, which typically has a gross margin of 46% to 48%, and an increase in the gross profit contributed by agency commission, new and used vehicle and boat sales, which typically has a gross margin of 13% to 14%. Agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented 77% of the Company's total gross profit compared to 71% the prior year. Agency commissions represented 18% of the Company's total gross profit, as compared to 19% in the prior year.

         Selling, general and administrative (SG&A) expenses increased 3% to $5.2 million from $5.0 million. On a same store basis, SG&A increased 10% primarily due to increased selling expenses related to increased revenue. As a percent of revenue, SG&A decreased to 11.7% from 12.7%.

     Operating income increased 6% to $2.1 million from $2.0 million. As a percent of revenue, operating income decreased to 4.8% from 5.1%.

     Interest income increased 4% to $250,000 from $240,000. Interest expense decreased 18% to $589,000 from $721,000 due to a lower rate paid on the Company's floor plan contracts.

     A gain of $317,000 resulted from the sale of the Company's Atlanta, Georgia dealership property and equipment.

     The combined Federal and State income tax rate was 39.0%, same as the prior year. Income taxes for both periods varied from Federal taxes due to State income taxes.

     Net income was the highest for any six-month period in the Company's history, increasing 38% to $1,284,729 from $933,411. As a percent of revenue, net income increased to 2.9% from 2.4%.

     Earnings per share, both basic and diluted, increased to 18 cents a share from 13 cents a share.

                                     PART II

                                OTHER INFORMATION


     There is no information to report under Items 1, 2, 3 and 5 of Part II of this report.

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held May 17, 1999 the following individuals were elected to the Board of Directors:

         Paul G. Clubbe                      Joanne M. Kindlund
         Roy W. Parker                       Newton C. Kindlund
         Harvey M. Alper                     W. Hardee McAlhaney
         James P. Williams                   David M. Kamm


     All directors were re-elected, except for Mr. Kamm who was elected to a newly created board position.

     The company did not solicit proxies for the meeting. A total of 4,441,336 shares of Common stock were represented and voted at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

      27           Financial Data Schedule (for SEC use only).

     FORM  8-K

     The Company filed no report on Form 8-K for the three months ended April 30, 1999.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE                                HOLIDAY RV SUPERSTORES, INCORPORATED
----

June 8, 1999                        /s/ NEWTON C. KINDLUND
                                    --------------------------------------------
                                    Newton C. Kindlund, President
                                    Chief Executive Officer
                                    Principal Executive Officer






June 8, 1999                        /s/ W. HARDEE MCALHANEY
                                    --------------------------------------------
                                    W. Hardee McAlhaney, Vice President
                                    Chief Financial Officer
                                    Principal Financial and Accounting Officer






June 8, 1999                        /s/ JOANNE M. KINDLUND
                                    --------------------------------------------
                                    Joanne M. Kindlund, Secretary
                                    Treasurer
                                    Principal Administrative Officer

                                 EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
-------                                 -----------

  27                     Financial Data Schedule