Form 10-Q
period 1999-07-31
HOLIDAY RV SUPERSTORES INC
filed 1999-09-13
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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

                               YES X        NO

         As of September 9, 1999, Holiday RV Superstores, Incorporated had outstanding 7,186,500 shares of Common Stock, par value $.01 per share.

                                TABLE OF CONTENTS

Item                                                                       Page

                                     Part I

                              Financial Information



1. Consolidated Condensed Balance Sheets.................................... 3

   Consolidated Condensed Statements of Income.............................. 5

   Consolidated Condensed Statements of Cash Flows.......................... 6

   Notes to Consolidated Condensed Financial Statements..................... 8

2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................. 9

                                     Part II

                                Other Information


4. Submission of Matters to a Vote of Security Holders......................13

6. Exhibits and Reports on Form 8-K.........................................14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
        -----------------------------------------------------------------



                                     ASSETS

                                                07/31/99        10/31/98
                                              (Unaudited)
                                              -----------      -----------
CURRENT:

    Cash and cash equivalents                 $10,475,499      $ 7,441,806
    Accounts receivable:
          Trade and contracts in transit        1,201,666        1,415,930
          Other                                   286,741          373,700
    Inventories                                25,086,671       23,951,720
    Refundable income taxes                            --           27,363
    Deferred income taxes                         159,000          159,000
                                              -----------      -----------

          TOTAL CURRENT ASSETS                 37,209,577       33,369,519

PROPERTY AND EQUIPMENT
     less accumulated depreciation              3,740,601        4,038,377

OTHER ASSETS
     Principally covenant not to compete          137,271          200,184

NONCURRENT DEFERRED INCOME TAXES                  109,000          109,000
                                              -----------      -----------

          TOTAL ASSETS                        $41,196,449      $37,717,080
                                              ===========      ===========


   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
       ------------------------------------------------------------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           07/31/99           10/31/98
                                                         (Unaudited)
                                                         ------------       ------------
CURRENT LIABILITIES:

     Floor plan contracts                                $ 19,638,502       $ 18,083,481
     Accounts payable                                       1,179,170            878,226
     Customer deposits                                        167,888            185,370
     Accrued expenses                                         751,664            779,656
     Current portion of capital lease obligations              67,335             61,963
                                                         ------------       ------------

          TOTAL CURRENT LIABILITIES                        21,804,559         19,988,696

 LONG -TERM CAPITAL LEASE OBLIGATIONS
     less current portion                                     173,691            220,676
                                                         ------------       ------------

TOTAL LIABILITIES                                          21,978,250         20,209,372

STOCKHOLDERS' EQUITY:
     Common stock $.01 par - shares authorized
          10,000,000; issued 7,485,000                         74,850             74,650
     Additional paid-in capital                             5,148,321          5,112,271
     Retained earnings                                     14,534,002         12,751,822
     Less:
       Treasury stock, at cost, 298,500 and 251,700
        shares,  respectively                                (538,974)          (430,098)
     Deferred compensation                                         --               (937)
                                                         ------------       ------------

          TOTAL STOCKHOLDERS' EQUITY                       19,218,199         17,507,708

                                                         ------------       ------------

TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                           $ 41,196,449       $ 37,717,080
                                                         ============       ============

   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       ------------------------------------------------------------------
                                   (Unaudited)

                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                       07/31/99           07/31/98           07/31/99           07/31/98
                                     ------------       ------------       ------------       ------------
SALES & SERVICE REVENUE              $ 19,696,900       $ 18,111,580       $ 64,137,964       $ 57,777,521

COST OF SALES AND SERVICE              16,162,894         14,828,164         53,285,431         47,463,693
                                     ------------       ------------       ------------       ------------

     Gross Profit                       3,534,006          3,283,416         10,852,533         10,313,828

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               2,610,363          2,459,725          7,800,928          7,479,893
                                     ------------       ------------       ------------       ------------

     Income from operations               923,643            823,691          3,051,605          2,833,935

INTEREST INCOME                           150,069            144,775            400,801            385,439
INTEREST EXPENSE                         (258,261)          (312,641)          (847,573)        (1,033,438)
GAIN ON SALE OF ASSETS                         --                 --            316,747                 --
                                     ------------       ------------       ------------       ------------

     Income before income taxes           815,451            655,825          2,921,580          2,185,936

INCOME TAXES                              318,000            255,800          1,139,400            852,500
                                     ------------       ------------       ------------       ------------

NET INCOME                           $    497,451       $    400,025       $  1,782,180       $  1,333,436
                                     ============       ============       ============       ============

EARNINGS PER SHARE
       BASIC                         $       0.07       $       0.06       $       0.25       $       0.18
                                     ============       ============       ============       ============

       DILUTED                       $       0.07       $       0.05       $       0.24       $       0.18
                                     ============       ============       ============       ============

BASIC SHARES                            7,186,500          7,272,300          7,181,900          7,321,000
                                     ============       ============       ============       ============

DILUTED SHARES                          7,354,700          7,306,200          7,300,400          7,355,000
                                     ============       ============       ============       ============

   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       ------------------------------------------------------------------
                                   (Unaudited)

                                                                  NINE MONTHS ENDED
                                                                       JULY 31
                                                               1999               1998
                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                          $ 64,421,705       $ 57,418,304
     Cash paid to suppliers and employees                   (60,220,442)       (55,502,631)
     Interest received                                          400,801            385,439
     Interest paid                                             (826,166)        (1,036,092)
     Income taxes paid                                       (1,112,037)        (1,047,886)
                                                           ------------       ------------

Net cash provided by operating activities                     2,663,861            217,134
                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                 (715,080)          (127,277)
     Proceeds from the sale of property and equipment         1,199,151             16,240
                                                           ------------       ------------

Net cash provided by (used in) investing activities             484,071           (111,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock under option plan                  36,250                 --
     Repurchase of common stock                                (108,876)          (257,983)
     Repayment of capital lease obligations                     (41,613)           (44,337)
                                                           ------------       ------------
Net cash used in financing activities                          (114,239)          (302,320)

NET INCREASES (DECREASES) IN CASH AND CASH
     EQUIVALENTS                                              3,033,693           (196,223)

Cash and cash equivalents, beginning of period                7,441,806          7,431,318
                                                           ------------       ------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 10,475,499       $  7,235,095
                                                           ============       ============

   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        -----------------------------------------------------------------

                                                            NINE MONTHS ENDED
                                                                  JULY 31
                                                          1999              1998
                                                       -----------       -----------
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY  OPERATING ACTIVITIES:

     Net income                                        $ 1,782,180       $ 1,333,436

  Adjustments to reconcile net income to net cash
  Provided by operating activities:
      Depreciation and amortization                        234,458           265,224
      Amortization of deferred compensation                    937             5,348
      Gain on disposal of property and equipment          (316,747)               --

      Changes in assets and liabilities:
              (Increases) decreases in:
                    Accounts receivable                    301,223          (359,217)
                    Inventories                         (1,134,951)       (1,242,442)
                    Other assets                            11,252             3,279

              Increases (decreases) in:
                    Floor plan contracts                 1,555,022           283,855
                    Accounts payable                       300,944           207,884
                    Customer deposits                      (17,482)           49,279
                    Accrued expenses
                     and income tax payable                (52,975)         (329,512)
                                                       -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES              $ 2,663,861       $   217,134
                                                       ===========       ===========

   See accompanying notes to the consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 1998. The accompanying financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company elimination's necessary to summarize fairly the Company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for three and nine months ended July 31, 1999 are not necessarily indicative of results to be expected for the fiscal year.


NOTE 2.  INVENTORIES

     Inventories are summarized as follows:

                         JULY 31, 1999       OCTOBER 31, 1998
                         -------------       ----------------

New Vehicles               $17,805,279          $16,952,586
New Marine                   1,371,401              897,415
Used Vehicles                4,014,431            4,296,247
Used Marine                    206,969              145,862
Parts and Accessories        1,688,591            1,659,610
                           -----------          -----------
                           $25,086,671          $23,951,720
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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should," "expects," "hopes," "plans," "anticipates," "projected," "believes," "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future. The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed in the Company's Form 10-K for the year ended October 31, 1998 (many of which have been discussed in prior SEC filings by the Company). Though the Company has attempted to list the factors it believes to be important to its business, the Company wishes to caution investors that other factors might prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements.

         Investors are further cautioned not to place undue reliance on any forward-looking statements as they speak only of the Company's view as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

FINANCIAL CONDITION AS OF JULY 31, 1999 AS COMPARED TO JULY 31, 1998.

         The Company continued to maintain a strong financial position and high liquidity for the first nine months of fiscal 1999. Cash provided by operating activities was $2.4 million higher than the prior year due to (1) use of approximately $1 million cash to increase inventories in the prior year not needed in the current year, (2) $660,000 short-term reduction in accounts receivable in the current year, and (3) $449,000 additional net income. Increased inventories last year was the result of management's focus on increasing the higher priced used vehicles that yield more gross profit dollars.

         Cash from investing activities increased a net of $484,000 resulting from $1.2 million increase from the sale of real property and equipment operating as a dealership in Atlanta, Georgia, and a use of $670,000 for the purchase of land in Spartanburg, South Carolina for the construction of a new dealership facility.

         A net cash use of $114,000 for financing activities resulted primarily from $109,000 used to continue the Company's common stock repurchase program.

         The net results on the Company's cash position from all activities was an increase of $3.0 million compared to a use of $196,000 in the prior year.

         Net working capital increased 18% to $15.4 million as of the end of the period, compared to $13.1 million for the same period last year.

         The Company's principal long-term commitments consist of obligations under operating leases. The Company also has a contingent liability to repay a portion of agency commission (referral fees) received principally from certain lending institutions. In these transactions, the Company referred customers to one or more third-party financing sources and earned referral fees (agency commissions) if the lender consummated a loan contract with the customer. In some cases, the Company is required to pay back (chargeback) the referral fee to the lender if the loan is paid off or foreclosed in the first six (6) months of the term of the loan, if the chargeback amount exceeds reserves retained by the lender. The Company recognizes agency commission income based upon the amount earned less an allowance for chargebacks. In determining the allowance, the Company takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks to the Company related to those loans. The Company also considers current and expected future economic conditions, the effects of the change in customer interest rates and the aging of all customer loans outstanding when estimating potential chargebacks to the Company. Management expects the current allowance for chargebacks to be sufficient to repay this chargeback contingency and does not expect the ultimate liability to have a significant impact on the liquidity of the Company.

         As of July 31,1999, the Company had $25 million maximum borrowing available under floor plan contracts of which $5 million was not used.

         The Company's Board of Directors has adopted an expansion strategy commonly referred to as an "industry consolidation". The strategy includes the timely acquisition of groups of recreation vehicle dealers and marine dealers. This frequently requires the issuance of debt that may be converted into the Company's common stock, as partial payment for the acquisitions. In addition, the strategy requires cash be used as partial payment, in excess of the Company's current available cash balances and current available debt financing. The Company intends to engage an investment banking or venture capital firm to assist the Company in arranging either the issuance of the Company's common stock, debt financing, or both, to raise sufficient cash to finance the expansion plan.


RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THE THREE MONTHS ENDED JULY 31, 1998.

         Sales and service revenue increased 9% to $19.7 million from $18.1 million due to a 12% increase in the average selling price of new vehicles and boats and a 24% increase in the average selling price of used vehicles and boats. On a same store basis (without the Atlanta dealership which was sold in December 1998), total revenue increased 15%. These price increases are primarily the result of management's continued focus on the sale of higher priced motorhomes and boats and targeting diesel motorhomes which have greater potential higher dollar gross profits. Management believes the diesel market will continue to grow and offer opportunity to increase revenue for the Company.

         New and used average price increases offset lost revenue due to a decrease of 10% in total unit sales. Decreases in unit sales resulted primarily from decreased sales in the Florida dealerships due to increased competition. In addition, all the unit sales decreases were in the lower priced marine, tent-trailer and used products.

         Cost of sales, as a percent of revenue, increased to 82.0% from 81.9%.

         Gross profit increased 8% to $3.5 million from $3.3 million. Increased gross profits from new and used sales offset decreased gross profits from parts and service. On a same store basis, gross profit increased 9%. As a percent of revenue, the gross profit percentage decreased slightly to 17.9% from 18.1%. This decline is due primarily to a decrease in the amount of gross profit contributed by parts and service to the Company's total gross profit, which typically have a gross margin percentage of 46% to 48%, as compared to new, used, and agency commission gross profit, which typically has a gross margin percentage of 13% to 14%. Agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented 76.3% of the Company's total gross profit, as compared to 69.3% in the prior year. Agency commissions represented 17.0% of the Company's total gross profit, as compared to 16.2% the prior year.

         Selling, general and administrative (SG&A) expenses increased 6% to $2.6 million compared to $2.5 million. This increase was primarily due to increased selling cost resulting from increased revenue. On a same store basis, SG&A increased 9%.

         Operating income increased 12% to $924,000 compared to $824,000. As a percent of revenue, operating income increased to 4.7% compared to 4.5%.

         Interest income increased slightly, and interest expense decreased 17% due to lower rates paid on floor plan contracts.

         The combined income tax rate was 39%, the same as the prior year. Income taxes for both periods varied from federal statutory rates due to state income taxes.

         Net income increased 24% to $497,451 compared to $400,025 last year. Net income, as a percent of revenue, increased to 2.5% compared to 2.2%.

         Earnings per share, both basic and diluted, were 7 cents, compared to 6 cents per basic share, and 5 cents per diluted share in the prior year.

         RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 1999 COMPARED TO THE NINE MONTHS ENDED JULY 31, 1998.

         Sales and service revenue increased 11% to a record level for any 9-month period, $64.1 million compared to $57.8 million. On a same store basis (without the Atlanta dealership, sold in December 1998) sales and service revenue increased 15%. The Company experienced a continued trend, from fiscal 1998, of increased average sale prices for both new and used vehicles and boats, new increasing 16% and used increasing 13%. These price increases are primarily the result of a continuation of the Company's management focus on increasing sales of higher priced motorhomes and boats targeting diesel motorhomes with greater potential higher dollar gross profits. These increases offset lost revenue due to a 4% decrease in total unit sales. All the unit sales decreases were in the lower priced tent trailers and used products. On a same store basis, total unit sales decreased only 2%, with new unit sales up 4% and used unit sales down 9%.

         Cost of sales, as a percent of revenue, increased to 83.1% from 82.1%.

         Gross profit increased 5% to $10.9 million from $10.3 million. Increased margins and gross profits from new and used sales offset decreased gross profits from parts and service. As a percent of revenue, gross profit decreased to 16.9% from 17.9%. This decline was due to a decrease in the amount of gross profit contributed by parts and service to the Company's total gross profit, which typically has a gross margin of 46% to 48%, and an increase in the gross profit contributed by agency commissions, new and used sales, which typically have a gross margin of 13% to 14%. Agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented 76.8% of the Company's total gross profit compared to 70.5% the prior year. Agency commissions represented 18% of the Company's total gross profit, the same as the prior year.

         Selling, general and administrative (SG&A) expenses increased 4% to $7.8 million from $7.5 million. On a same store basis, SG&A increased 12% primarily due to increased selling expenses related to increased revenue. As a percent of revenue, SG&A decreased to 12.2% from 12.9%.

         Operating income increased to $3.1 million from $2.8 million. As a percent of revenue, operating income decreased slightly to 4.8% from 4.9%.

         Interest income increased 4% to $401,000 from $385,000. Interest expense decreased 18% to $848,000 from $1,033,000, due to a lower rate paid on floor plan contracts.

         A gain of $317,000 resulted from the sale of the Company's Atlanta, Georgia dealership property and equipment.

         The combined income tax rate was 39.0%, same as the prior year. Income taxes for both periods varied from federal taxes due to state income taxes.

         Net income was the highest for any nine-month period in the Company's history, increasing 34% to $1,782,180 from $1,333,436. As a percent of revenue, net income increased to 2.8% from 2.3%.

         Basic earnings per share increased to 25 cents per share from 18 cents per share in the prior year. Diluted earnings per share increased to 24 cents per share from 18 cents per share in the prior year.

                                     PART II

                                OTHER INFORMATION


         There is no information to report under Items 1, 2, 3 or 5 of Part II of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on May 17, 1999 (the "Annual Meeting"). The Company did not solicit proxies for the Annual Meeting. A total of 4,441,336 shares of Common Stock were present or represented at and voted at the meeting. At the Annual Meeting, shareholders voted on three matters: (1) to elect eight members to the Board of Directors to hold office for a term of one year until the annual Meeting of Shareholders in the year 2000
(2) to ratify and approve the 1999-Stock Option Plan ("Plan") and the setting aside of 500,000 shares issuable under the plan; (3) to approve the appointment of PricewaterhouseCoopers, LLP as the Company's independent accountants and auditors for the Company's fiscal year ending October 31, 1999. The shareholders elected all of management's nominees for director, ratified and approved the Plan and approved the appointment of the independent accountants and auditors by the following votes, respectively:

(1) Election of directors.

                                             VOTES
                           VOTES FOR        WITHHELD
                           ---------        --------

Paul G. Clubbe             4,441,336           --
Roy W. Parker              4,441,336           --
Harvey M. Alper            4,441,336           --
James P. Williams          4,441,336           --
Joanne M. Kindlund         4,441,336           --
Newton C. Kindlund         4,441,336           --
W. Hardee McAlhaney        4,441,336           --
David A. Kamm              4,441,336           --

Mr. Kamm was newly elected; the other members were all re-elected.

(2) Ratification and approval of the 1999-Stock Option Plan and the setting aside of 500,000 shares issuable under the Plan.

         VOTES FOR                  VOTES AGAINST             ABSTENTIONS
         ---------                  -------------             ------------
         4,441,336                       --                        --

(3) Approval of appointment of PricewaterhouseCoopers, LLP as the Company's independent accountants and auditors for the Company's 1999 fiscal year.

         VOTES FOR                  VOTES AGAINST             ABSTENTIONS
         ---------                  -------------             ------------
         4,441,336                       --                        --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     See the Exhibit Index on page 16.

     FORM 8-K

     The Company filed a report on Form 8-K dated July 7, 1999, under item 6., reporting the resignation of six directors as follows; Newton C. Kindlund, Joanne M. Kindlund, James P. Williams, Roy W. Parker, Harvey M. Alper and David
A. Kamm. These resignations were the result of a change in control of the Company.

     The Company filed a report on Form 8-K dated July 15, 1999, under item 1., reporting a change in the control of the Company on June 30, 1999. Atlas Recreational Holdings, Inc. purchased 57.9% of the then issued and outstanding shares of the Company, from Newton C. Kindlund and Joanne M. Kindlund, each selling 28.9% of the Company's shares. Consideration for the purchase of shares was $7,000,000 to each Newton C. Kindlund and Joanne M. Kindlund. Two of the then current members of the Board of Directors remained on the Board, W. Hardee McAlhaney and Paul G. Clubbe. Mr. McAlhaney resigned as Vice president and Chief Financial Officer and was appointed Chief Executive Officer and President. Mr. Kindlund resigned as Chief Executive Officer, President and Chairman of the Board. Joanne M. Kindlund resigned as Executive Vice President, Secretary and Treasurer.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE                                HOLIDAY RV SUPERSTORES, INCORPORATED
----


September 13, 1999                  /s/ W. HARDEE MCALHANEY
                                    -------------------------------------------
                                    W. Hardee McAlhaney, President
                                    Chief Executive Officer
                                    Principal Accounting Officer

                                  Exhibit Index

EXHIBIT NO.                DESCRIPTION
-----------                -----------

27.1                       Financial Data Schedule