Form 10-K405
period 1999-10-31
HOLIDAY RV SUPERSTORES INC
filed 2000-01-28
CIK 822076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 F O R M 10 - K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999
                                       or
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates as of January 15, 2000, was approximately $18,800,000. As of January 15, 2000, Holiday RV Superstores, Incorporated had outstanding 7,216,500 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the definitive proxy statement for the Company's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS


ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

 1.  Business..............................................................    3

 2.  Properties............................................................   10

 3.  Legal Proceedings.....................................................   11

 4.  Submission of Matters to a Vote of Security Holders...................   11

                                     PART II

 5.  Market for Registrant's Common Equity and
       Related Stockholder Matters.........................................   13

 6.  Selected Financial Data...............................................   14

 7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operation............................................   16

 7A. Quantitative and Qualitative Disclosure About Market Risk.............   26

 8.  Financial Statements and Supplementary Data...........................   27

 9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure............................................   27

                                    PART III

10.  Directors and Executive Officers of the Registrant....................   27

11.  Executive Compensation ...............................................   27

12.  Security Ownership of Certain Beneficial Owners
       and Management......................................................   27

13.  Certain Relationships and Related Party Transactions..................   27

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Report on Form 8-K.......   28

                             HOLIDAY RV SUPERSTORES, INC.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

         Holiday RV Superstores, Incorporated is a multi-store retail chain engaged in the retail sales and service of recreation vehicles, or RVs, and recreation boats. Holiday currently operates twelve retail centers, six in Central and North Central Florida, two in the Gulf Coast areas of Tampa and Ft. Myers, Florida, one in Greer, South Carolina adjacent to Interstate 85, two in California's central valley cities of Sacramento and Bakersfield and one adjacent to Interstate 10 in Las Cruces, New Mexico.

         Ten centers offer a full line of both new and used recreation vehicles, maintain full parts and service facilities, and body repair shops and are equipped to repair virtually any type of recreational vehicle. Two centers operate as satellite retail outlets selling both new and used vehicles. The Greer and Las Cruces centers sell and service boats and related marine products.

RECREATIONAL VEHICLE INDUSTRY

         The recreation vehicle industry is an approximate $16 billion dollar a year industry in the United States, according to the RECREATIONAL VEHICLE INDUSTRY ASSOCIATION, or the RVIA, based in Reston, Virginia. According to the RVIA, the RV industry caters to the travel and leisure-time needs of an estimated 25 million RV enthusiasts through the sale and service of recreation vehicles. According to the RVIA, 292,700 new RVs were shipped by manufacturers to dealers in 1998 compared to 254,500 RVs in 1997, 247,500 in 1996, and 247,000
in 1995. Industry shipment peaked in 1976 through 1978 with 526,000 to 534,000 units.

         According to RVIA, one in ten American families in the United States owns a recreation vehicle, amounting to nearly nine million owners, and an estimated 25 million Americans travel in RVs. There are approximately 170 vehicle manufacturers, 295 suppliers and in excess of 3,000 RV dealers in the United States.

         The types of recreation vehicles sold by Holiday consist primarily of travel trailers and towables, or fifth wheels, designed to be towed by another vehicle, and motorized self-propelled units, built on automotive chassis, or motorized vehicles, powered by gasoline or diesel motors.

         Towable recreation vehicles consist of travel trailers, including fifth-wheel travel trailers, folding camping trailers and truck campers--a recreation camping unit designed to be loaded on to, or affixed to, the bed or chassis of a truck. Motorized recreation vehicles consist of conventional motor homes, or Class A, van campers, or Class B, mini-motor homes, low profile motor homes and compact motor homes--all referred to as Class C--and van conversions. Class A motor homes are constructed by the recreation vehicle manufacturer on a chassis that already has the engine and drive components. Class B van campers are panel type vans to which the recreation vehicle manufacturer adds sleeping facilities, kitchen and toilet facilities, fresh water storage, 110-volt hook up and other items. Class C units are built on an automotive manufactured van frame with an attached cab section, or on an automotive manufactured cab and chassis. The recreation vehicle manufacturer completes the body section containing the living area and attaches it to the cab section. For the van conversion, the recreation vehicle manufacturer modifies a completed van chassis aesthetically or decoratively in appearance for transportation and recreational purposes.

         Currently, there are many manufacturers of both towable and motorized recreation vehicles. Although there are several sources for manufactured conventional vans, including Ford Motor Company, General Motors Corporation, Chrysler Corporation, and other foreign manufacturers, there are only four major manufacturers in the United States supplying chassis with engine and drive components to the recreational vehicle manufacturers: Workhorse Custom Chassis, Ford Motor Company, Freightliner Corporation and Spartan Motors Corporation. Ford Motor Company is the largest supplier of chassis to RV manufacturers.

         Fuel consumption for motorized recreation vehicles has improved substantially over the last several years. Diesel engines are growing in popularity over gasoline engines, primarily in the larger bus-type vehicles.

INDUSTRY OUTLOOK

         The long-term prospects for the recreation vehicle industry appear to be bright. According to the FOURTH ANNUAL RECREATION VEHICLE OUTLOOK (November,
1998), published by the CIT Group Economic Research Department, "In the years to come, the recreation vehicle industry will benefit from the confluence of forces including demographics and the industry's effort to promote the RV lifestyle." THE CIT OUTLOOK concludes that the first group of baby boomers (persons born between 1946 and 1964) will enter the 55-64 age bracket as early as 2001 and that by 2010, the number of households in this age group will have reached eight million. This represents a 65% increase from current levels.

         The U.S. Census Bureau confirms the expected high growth of the baby boomers segment of the U.S. population. According to the Bureau, between 1997 and 2010, approximately 78 million Americans will move into their peak earnings (and likewise, vacation) years. This age group will drive the 45-64 segment of the population up 42%. The Bureau also reports the population of 65 and older (Holiday's second primary customer group) will increase 16% during this time period, while the general population is expected to only grow just over 11% during this period.

         The RV industry has recognized the baby boomer opportunity and embarked, in the spring of 1997, on a highly publicized national market expansion program. This program is aimed at showing the lifestyle appeal of RVing to the baby boomers. The campaign slogan "Go RVing" accurately portrays the industry in a very favorable light, offering solitude, family time and the opportunity to slow down and reconnect with the world around us.


MARKETING

     NEW TRADENAME--RECREATION USA

         Holiday currently operates under three tradenames:

                  o Holiday RV Superstores--the original name used by all dealerships owned by Holiday until October 1999;

                  o County Line RV--the tradename of the five dealerships acquired in November 1999 as part of the County Line RV acquisition; and

                  o Recreation USA--a new tradename and salesmark Holiday introduced in December 1999 to be used by all of Holiday's retail operations in the future.

Holiday intends to gradually phase in the new tradename--Recreation USA--in Fiscal 2000 as customer awareness of the name increases and continue to use the Holiday RV Superstores and County Line RV names until the new name is completely phased in. This strategy capitalizes on the "brand name equity" of Holiday's stores and the newly acquired stores, while the new name--Recreation USA--becomes more recognized. This is the strategy Holiday intends to use when acquiring RV and boat dealerships in the future.

ADVERTISING AND PROMOTIONS

         Holiday has a year-round advertising campaign utilizing newspaper, direct mail, billboards, yellow pages, an extensive Internet website and consumer magazine advertising. On-lot promotions and off-lot consumer shows, organized by trade groups and private companies, primarily during the peak-selling season, supplement the advertising program. Holiday participates in 35 to 40 consumer RV shows and rallies annually, attended by up to 40,000 consumers each. Holiday also promotes smaller product shows at RV parks whereby existing RV owners are targeted. Holiday also promotes off-site product shows in connection with well-known mass merchandisers and RV campgrounds in most of its markets. Holiday utilizes the services of professional marketing and public relations firms to assist in implementing the advertising promotion and public relations campaign.

E-COMMERCE

         Holiday's management believes Holiday has one of the most comprehensive e-commerce efforts in the industry, operating multiple websites under multiple trade names. The HolidayRV.com site contains price quote access creating prospective leads, all news releases, and all of Holiday's filings with the SEC, among other information. A second website, RecUSA.com, launched in December 1999, allows users to choose financing, insurance, and schedule service for their RV or boat. Purchases through Holiday's Internet sites can be delivered anywhere and through Holiday's 12 nationwide locations. Holiday's management expects Internet sales to increase significantly as a result of the RecUSA.com website.

CUSTOMER BASE

         Holiday's customer base demographic characteristics vary from dealership to dealership, but primarily are represented as the following. The age group of 35 years and older represents 82% of the customers, with ages 45 and older representing 58%. Eighty-six percent (86%) are married, 49% are retired, 21% have "blue collar" occupations, and 30% are "white collar" and professionals. The primary income group is $20,000 to $40,000, comprising 53%. Twenty-six percent (26%) earn $40,000 to $60,000, and 10% earn over $60,000. Sixty-two percent (62%) of the customers are prior owners of RVs, and 63% need to trade their RV, automobile or boat to make a purchase.

MANUFACTURERS

         Holiday currently markets approximately 60 brands of recreational vehicles and 10 brands of recreational boats. Holiday purchases approximately 46% or more of its new recreational vehicles from Fleetwood Enterprises Inc., and Thor Industries, Inc. In addition, Holiday sells new recreational vehicles and recreational boats purchased from a number of other manufacturers including Winnebago Industries, National RV Holdings, Inc., SMC Corporation, Western Recreational Vehicles, Inc., Forest River, Inc., Rexall Industries, Inc., Gulfstream Coach, Inc., Bayliner Marine Corporation, Mariah Boats, Inc., and Sea Ray Boats, Inc. In the opinion of management, the loss of any one brand of new recreational vehicle would not materially affect Holiday. However, the loss of all the brands sold by the three largest manufacturers, i.e., Fleetwood Enterprises, Inc., Thor Industries, Inc., or SMC Corporation, would have a material effect on Holiday's sales. Holiday's management feels the loss of all brands from any of these three manufacturers to be highly unlikely. Dealer representation decisions for manufactured brands are made at the manufacturer's plants on a brand-by-brand basis, rather than centrally at each respective company's corporate headquarters.

FLOOR PLAN FINANCING

         Substantially all new vehicles and boats held in inventory are pledged as security under floor plan contracts with financial institutions. Under these contracts, the sale of a pledged vehicle to a consumer requires payment to the lender in the amount, or release price, attributable to that vehicle under the floor plan contract. Manufacturers have their respective repurchase agreements in force with financial institutions with limited repurchase indemnification to the lenders against any default by Holiday under the floor plan contracts. Holiday believes its floor plan financing arrangement is standard in the industry.

SERVICE AND PARTS

         Holiday maintains service facilities fully equipped to handle virtually any type of recreation vehicle. Holiday is a factory designated chassis warranty service center for Gillig, Chevrolet Division of General Motors, Freightliner Motors, Workhorse, and Spartan Motors, which reimburse Holiday for such warranty services. The Greer and Las Cruces facilities are fully equipped to repair all brands of boats and motors sold.

         Holiday's service facilities are equipped to make engine and drive train repairs, as well as repairs to refrigerators, ovens and ranges, air conditioning systems, plumbing and electrical systems of each recreation vehicle it sells. In addition, Holiday is an authorized service center for most manufacturers of recreation vehicle components.

         Holiday maintains service agreements with most companies whose new recreational vehicles and marine products it sells. These service agreements allow Holiday to purchase parts and obtain technical assistance needed to repair and service vehicles, boats and equipment manufactured by these companies. Holiday also has a supply of propane gas for resale at all locations, and provides sewage dump stations for RV waste evacuation.

         The parts department of each retail center supports Holiday's sales and service functions. In addition, each retail center stocks accessory items, usually sold to recreation vehicle owners, and maintains a computerized point-of-purchase inventory control and customer tracking system. The Greer and Las Cruces centers maintain inventories of marine parts and accessories for marine products sold.

PRINCIPAL PRODUCTS AND SERVICES

         Holiday's principal products and services for the last three years are listed below, by major revenue source, as a percentage of total revenue.


         Principal Products or Services as a Percentage of Total Revenue


                                                           FISCAL YEAR

         PRINCIPAL PRODUCT OR SERVICE             1999        1998        1997
         ----------------------------             ----        ----        ----

         New and Used Vehicles and Boats          88.7%       87.0%       85.6%
         Service, Parts and Accessories            7.7         9.3        10.5
         Other, Net                                3.6         3.7         3.9
                                                 -----       -----       -----
                  Total Revenue                  100.0%      100.0%      100.0%
                                                 =====       =====       =====

EMPLOYEE RELATIONS

         As of October 31, 1999 and 1998, Holiday had 195 and 193 full-time employees, respectively. Holiday has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. Holiday's management considers its relations with employees to be good. Holiday maintains internal training programs at every level and has a well-developed internal quality control program and customer satisfaction feedback system for all its dealerships. Holiday maintains a nation-wide recruitment program for sales, service and management personnel. Support personnel are usually hired from the local labor force. Factory training programs are available to the employees of Holiday and Holiday generally takes full advantage of these programs by sending its employees to manufacturer supervised schools. Most full time employees are provided with paid annual vacations, medical and hospitalization insurance premium reimbursement, sick leave, paid holidays, stock grants and other fringe benefits. After one year of employment, employees are eligible to participate in the profit sharing and 401(k) investment plan.

GROWTH STRATEGIES

   SAME-STORE REVENUE GROWTH

         Holiday expects to grow its revenue via increases in same-store sales. We expect double-digit same-store revenue to continue due to the demand for products from high growth of the baby boomers segment of the U.S. population.

   PURSUING STRATEGIC ACQUISITIONS

         Holiday intends to capitalize on the doubled-digit growth and upon the significant consolidation opportunities available in the highly fragmented recreational vehicle industry by acquiring additional dealers and improving their performance and profitability through the implementation of Holiday's operating strategies. The primary acquisition focus is on well-established recreational vehicle dealers in geographic markets not currently served by the operating subsidiaries, particularly geographic markets with strong demographics. Holiday also may seek to acquire dealers that, while located in attractive geographic markets, have not been able to realize favorable market share or profitability and that can benefit substantially from Holiday's systems and operating strategies. Holiday is also considering opportunities within the same markets it operates when operating and marketing efficiencies can be obtained by the addition of more dealerships. Holiday may expand its range of product lines and its market penetration by acquiring dealers that distribute recreation vehicle product lines different from those currently offered by Holiday. As a result of the considerable industry experience and relationships of Holiday's management team, Holiday believes it is well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations. Holiday believes it is regarded as an attractive acquirer by dealers because of (1) Holiday's historical performance and the experience and reputation of its management team within the industry; (2) Holiday's decentralized operating strategy, which enables the managers of an acquired dealer to continue their involvement in dealership operations; (3) the ability of management and employees of an acquired dealer to participate in Holiday's growth and expansion through potential stock ownership and career advancement opportunities; and (4) the ability to offer liquidity to the owners of acquired dealers through the receipt of stock or cash.

   RECENT ACQUISITION

         The first acquisition was completed on November 11, 1999 when Holiday purchased 100% of the outstanding common stock of County Line Select Cars, Inc. from its shareholders, Armondo Alonso and Francisco Alonso. County Line's annual revenue was approximately $70 million prior to the acquisition. The County Line purchase established a leadership position in Florida by expanding the number of dealerships in Florida from three to eight. The acquisition also strengthened Holiday's depth of management.

         The total purchase price paid to the shareholders for the common stock was $6.5 million, consisting of $5.0 million cash and $1.5 million in notes convertible into Holiday common stock. In addition, Holiday advanced $1.6 million in cash to repay existing loans from the shareholders to County Line. The notes are convertible after two years at a conversion price of $7.50 per share of Holiday common stock. The purchase price was determined pursuant to an arms-length negotiation between Holiday and the shareholders.

         Prior to the acquisition, County Line operated five recreational vehicle dealerships in the Florida locations of Clermont, Inverness, Leesburg and Ocala (2). The produce mix for County Line is similar to Holiday's, both companies selling popularly priced motorhomes and towable RVs. Holiday intends to continue these operations as part of its national chain of recreational vehicle sales and service centers.

         The source of funds for this acquisition was $6.6 million from existing cash on hand.

SEASONALITY

         Although the recreation vehicle business is a year round business in Holiday's markets, the recreation vehicle industry is seasonal. Holiday has significantly higher sales in the second quarter of its fiscal year, and significantly lower sales in its first and fourth quarters. During slack seasons at a particular retail center, Holiday reduces inventory of both new and used RVs and introduces other cutbacks in operations, reducing the impact of the seasonality on the results of operations. Because a substantial portion of Holiday's expenses are fixed, operating income tends to be lower in the first and fourth quarters of Holiday's fiscal year and higher in the second quarter.

COMPETITION AND BUSINESS RISK

         Based upon statistics supplied by the RVIA, the recreation vehicle industry in North America includes approximately 3,000 RV dealers and 170 vehicle manufacturers. Competition in the sale of new and used recreational vehicles is intense. Holiday competes with a large number of retailers, some of which operate in more than one location, although most of Holiday's competitors operate from a single location. Holiday believes it is one of the most competitive RV dealers in the nation offering approximately 70 brands of new recreation vehicles and new boats, supported by extensive coast to coast service network of facilities that is unique in the industries it serves.

         Significant competitive factors in the recreation vehicle sales and service industry include vehicle availability, price, service, reliability, quality of service, and convenience. Holiday's management is of the opinion that it is competitive in all factors listed above. Nevertheless, Holiday's management anticipates it will continue to face strong competition in the future.

         The recreation vehicle business is heavily dependent upon the availability and terms of financing for the retail purchase of its products. Consequently, changes in interest rates and the tightening or loosening of credit by government agencies and financial institutions have dramatically affected Holiday's business in the past and are likely to do so in the future.

INSURANCE COVERAGE

         Holiday has historically had little difficulty in obtaining insurance coverage for its dealership operations. That insurance has been obtained by Holiday annually on a competitive bid basis, at what it believes to be reasonable premium rates. The applicable premium rates have been increasing slightly, however, Management does not believe that these increases will have a material adverse effect on Holiday's business in the foreseeable future.

GOVERNMENT REGULATIONS

         Holiday's service facilities are subject to federal, state and local laws and regulations concerning environmental matters. These laws and regulations affect the storing, dispensing and discharge of petroleum based products and other waste, and affect Holiday in the securing of permits for its full service dealership operations and in the ongoing conduct of such operations. The securing of permits and compliance with all laws and regulations can be costly, and could affect Holiday's earnings. Further, each dealership of Holiday must comply with the requirements of local governmental bodies concerning zoning, land use, and environmental factors. State and local laws and regulations also require each dealership to obtain licenses to operate as a dealer in recreational vehicles. Holiday has obtained all necessary licenses and permits and management believes Holiday is in full compliance with all federal, state and local laws and regulations. Furthermore, management is not aware of any material capital expenditure necessary for compliance with any federal, state or local laws and regulations.

ITEM 2.  PROPERTIES

         As of October 31, 1999, Holiday owned and leased properties used in operations were as follows:

         Holiday leases the Orlando, Florida center from a minority shareholder of Holiday. The Orlando dealership is located one half mile from Interstate 4, on Sand Lake Road and is approximately 2.5 miles from the Interstate 4 entrance to Walt Disney World. These facilities include 30,000 square feet of buildings on approximately four acres of land.

         The Tampa, Florida center is owned by Holiday and is approximately 3.5 miles from the intersection of Interstate 4 and Interstate 75, on Highway 301. These facilities include 5.2 acres of land with a 13,000 square-foot building.

         The Ft. Myers, Florida center is located on Highway 41, approximately three miles North of the City, and includes 17,300 square feet of building on
3.6 acres of land. The property is leased from a third party.

         The Greer, South Carolina center is leased from a non-affiliated party. The facility is located adjacent to Interstate 85 between Greenville and Spartanburg, South Carolina. The facility includes a 31,000 square-foot building on nine acres of land.

         The Roseville, California center is subleased from a non-affiliated party. The facility is located adjacent to Interstate 80 and includes 24,000 square feet of buildings on 3.6 acres of land.

         The Bakersfield, California center is owned by Holiday and is located adjacent to State Road 99 and includes 17,400 square feet of buildings on 5.9 acres of land.

         The Las Cruces, New Mexico center is owned by Holiday and is located adjacent to Interstate 10. The facility includes 14,000 square feet of buildings on seven acres of land.

         Holiday's corporate office is leased from a non-affiliated party and is located approximately one quarter of a mile from the Orlando center on Sand Lake Road. The facilities include 3,750 square feet of office and conference room accommodations.

FACILITY AND LOCATION

         The following table sets forth he location, premise size and building square footage for Holiday's properties as of October 31, 1999.

                                            APPROXIMATE            APPROXIMATE
                                           BUILDING SIZE           PREMISE SIZE
RETAIL OPERATIONS                           SQUARE FEET               ACRES
-----------------                          -------------           ------------

Owned by Holiday
     Tampa, Florida                            13,000                  5.2
     Bakersfield, California                   17,400                  5.9
     Las Cruces, New Mexico                    14,000                  7.0

Leased
     Orlando, Florida                          30,000                  4.0
     Ft. Myers, Florida                        17,300                  3.6
     Greer, South Carolina                     31,000                  9.0
     Roseville, California                     24,000                  3.6

EXECUTIVE OFFICE
----------------
Leased
    Orlando, Florida                            3,750                  ---

         Holiday believes that its facilities are adequate for the foreseeable future for the business carried on at most locations. A new facility, owned by Holiday, is under construction on Interstate 26 in Spartanburg, S.C. and will replace the Greer leased facility in March, 2000. The building is 34,000 square feet on 19.5 acres of land, of which 9.5 acres will be used for dealership operations. Holiday is studying the possible relocation of its Orlando dealership to improve its sales and service potential. Properties in Bakersfield and Las Cruces have room for limited expansion.

ITEM 3.  LEGAL PROCEEDINGS

         Holiday is a party to various legal proceedings arising from its ordinary course of operations. Management believes, based upon the opinion of Holiday's legal counsel, none of these proceedings, individually or in the aggregate, will result in a material adverse effect on Holiday's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders through the solicitation of proxies or otherwise.

         Subsequent to the fiscal year end, on January 7, 2000, the Company's shareholders approved the following items at a special meeting:

            (1) A change in Holiday's state of incorporation from Florida to Delaware by means of a merger of Holiday with and into a wholly-owned subsidiary;

            (2) Increase the authorized number of shares of capital stock in Holiday's Certificate of Incorporation to be filed in Delaware in connection with the reincorporation from the present 10,000,000 to 25,000,000;

            (3)     Authorize Holiday's Delaware Certificate of
                    Incorporation the issuance of up to 2,000,000 shares of preferred stock;

            (4)     Adopt bylaws in connection with the reincorporation;

            (5)     Provide in Holiday's Delaware Certificate of
                    Incorporation and bylaws for a classified board of directors and advance notice of shareholder proposals and nominations for the election of directors;

            (6) Approve the Holiday RV Superstores, Inc. 1999 Stock Compensation Program;

            (7) Approve grants of stock options to Holiday's directors who served as directors of and prior to May 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION ON COMMON STOCK

         Holiday's common stock trades on National Market System of the Nasdaq Stock Market, under the symbol RVEE. The Nasdaq Stock Market, or Nasdaq, is a highly-regulated electronic securities market composed of competing market makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is presently operated by The Nasdaq-AMEX Market Group, a newly formed subsidiary of the National Association of Securities Dealers, Inc. The Nasdaq-AMEX Market Group is the parent of both the Nasdaq Stock Market and the American Stock Exchange.

         The table below gives the market high and low sales prices of Holiday's common stock for the quarters in the fiscal years ended October 31, 1999 and 1998, as reported on the Nasdaq Stock Market.

                                                                          MARKET PRICE
                                                                          ------------
                                                              1998                             1999
                                                  ---------------------------        ------------------------
         QUARTER ENDED                                 HIGH            LOW               HIGH          LOW
         -------------                            -------------     ---------        -----------    ---------

         January 31 ...............                   2-1/4           1-1/2             2-7/16        2-1/32

         April 30 .................                   2-5/16         1-13/16              4           2-1/8

         July 31 ..................                  2-11/16            2               4-9/16        3-1/16

         October 31 ...............                   2-1/4           1-7/8            5-21/32        3-1/2

DIVIDENDS

         Holiday has paid no cash dividends nor does the Company anticipate paying cash dividends in the near future.

HOLDERS OF RECORD

         As of January 15, 2000, there were 470 holders of record and approximately 2,600 beneficial shareholders of Holiday's common stock.

ITEM 6.  SELECTED FINANCIAL DATA:

                                                                                Fiscal Year Ended October 31 (1)
                                                                          (in thousands , except earnings per share)
SELECTED STATEMENT                                           --------------------------------------------------------------------
OF INCOME DATA:                                                1999           1998           1997          1996(3)        1995(2)
                                                             --------       --------       --------       --------       --------
Revenue ...............................................      $ 81,396       $ 74,294       $ 68,007       $ 74,764       $ 70,029

Cost of sales .........................................        67,369         61,099         55,260         61,562         56,872
                                                             --------       --------       --------       --------       --------
Gross profit ..........................................        14,027         13,195         12,747         13,202         13,157

Selling, general and Administrative expenses ..........        10,292          9,611          9,548          9,929          9,758
                                                             --------       --------       --------       --------       --------

Income from operations ................................         3,735          3,584          3,199          3,273          3,399

Interest income .......................................           555            517            480            393            376

Interest expense ......................................        (1,134)        (1,363)        (1,381)        (1,505)        (1,336)

Gain (loss) on sale of fixed assets ...................           319             (1)           (19)            --             --
                                                             --------       --------       --------       --------       --------

Income before income taxes ............................         3,475          2,737          2,279          2,161          2,439

Income taxes ..........................................         1,321          1,044            892            829            980
                                                             --------       --------       --------       --------       --------

Net income ............................................      $  2,154       $  1,693       $  1,387       $  1,332       $  1,459
                                                             ========       ========       ========       ========       ========

Basic and diluted Earnings  per
common share ..........................................      $    .30       $    .23       $    .19       $    .18       $    .20
                                                             --------       --------       --------       --------       --------

Weighted average number of common shares outstanding
(basic) ...............................................         7,184          7,302          7,434          7,524          7,437

Cash dividends paid per common
share .................................................      $     --       $     --       $     --       $     --       $     --

--------------------------------------------------------------------------------

                                                                           As of October 31 (1)
                                                           (in thousands,except per share and operating data)
                                                       ----------------------------------------------------------
SELECTED BALANCE  SHEET   DATA:
                                                        1999         1998         1997        1996(3)      1995(2)
                                                       -------      -------      -------      -------     -------

     Working capital.............................      $14,886      $13,381      $11,932      $10,449     $ 9,408

     Inventories ................................       28,756       23,952       20,713       23,171      19,396

     Total assets ...............................       45,735       37,740       33,979       34,411      29,717

     Floor plan contracts .......................       23,673       18,083       15,805       17,504      13,967

     Long term debt (capital leases) ............          156          221          286          346         343

     Total liabilities ..........................       26,111       20,232       17,796       19,639      16,301

     Total stockholders' equity .................       19,623       17,508       16,183       14,773      13,416

       Tangible net worth .......................       19,503       17,319       15,925       14,446      13,020

     Book value per common share ................         2.72         2.40         2.17         1.99        1.80

     OPERATING DATA:

     Number of dealerships(4) ...................            7            8            8            8           8

     Number of RVs and Boats sold ...............        2,404        2,380        2,565        2,954       2,714

--------------------------------------------------------------------------------
(1) See Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) Includes first full year of operating results from two dealerships acquired in August 1994 in California.
(3) Includes first full year of operating results from new dealership acquired in October 1995 in New Mexico.
(4) Number of dealerships increased to 12 as of November 11, 1999 due to the purchase of County Line Select Cars, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS FOR FISCAL 1999 COMPARED TO FISCAL 1998

         Sales and service revenue increased 9.6% to a record level of $81.4 million for Fiscal 1999 from $74.3 million in Fiscal 1998, primarily due to a 12% increase in the average selling price of new vehicles. Holiday experienced a continued trend from Fiscal 1998 as a result of which management focused on increasing the sale of higher priced motorhomes and boats, targeting diesel motorhomes having greater potential higher dollar gross profits. Management believes the diesel market will continue to grow and offer opportunity to increase revenue. On a same store basis, without the Atlanta dealership which sold in December 1998, sales and service revenue increased 13.4%. Parts and service revenue, without Atlanta, was the same.

         Management expects Holiday's revenue to increase significantly in Fiscal 2000, primarily due to its expansion. On November 11, 1999, Holiday acquired County Line Select Cars, Inc., an Ocala, Florida based five-dealership recreation vehicle sales and service company. Prior to the acquisition, County Line's annual revenue was approximately $70 million. The product mix for County Line is similar to Holiday, both selling popularly priced motorhomes and towable RVs. Management expects marketing and promotion efficiencies as a result of increasing Holiday's dealerships in Florida from three, prior to the acquisition, to eight as a result of the acquisition.

         Cost of sales and service, as a percentage of revenue, increased to 82.8% in Fiscal 1999 from 82.2% in Fiscal 1998.

         Gross profit increased 6.3% to $14.0 million in Fiscal 1999 from $13.2 million in Fiscal 1998. As a percentage of revenue, gross profit decreased to 17.2% in Fiscal 1999 from 17.8% in Fiscal 1998. This decline was primarily due to the amount of gross profit contributed by parts and service to Holiday's total gross profit, which typically have a gross margin of 46% to 48%, and an increase in the gross profit contributed by agency commissions, new and used sales, which typically, in the aggregate have a gross margin of 13% to 14%. Agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented 77% of Holiday's total gross profit, compared to 72% in the prior year. Agency commission alone, represented 17% of Holiday's total gross profit, compared to 18% in the prior year. In both years, agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represent the majority of Holiday's net pretax income.

         Holiday expects the gross margin decreasing trend to reverse in the future as management places more focus on improving Holiday's parts and service revenue and increasing the percentage of Holiday's total gross profit contributed by parts and service.

         Selling, general, and administrative expenses increased 7.1% to $10.3 million in Fiscal 1999 from $9.6 million in Fiscal 1998. On a same store basis, selling, general, and administrative expenses increased 14.8%, primarily due to increased selling expenses related to increased revenue and personnel expense increase. As a percent of revenue, selling, general, and administrative decreased to 12.6% from 12.9%.

         Income from operations increased 4.2% to $3.74 million in Fiscal 1999 as compared to $3.58 million in Fiscal 1998.

         Interest income increased 7% to $555,000 in Fiscal 1999 from $517,000 in Fiscal 1998. Interest expense decreased 17% in Fiscal 1999 to $1.14 million from $1.36 million in Fiscal 1998, due to fees received in connection with the floor plan arrangement in Fiscal 1999, not received in Fiscal 1998.

         A gain of $319,000 resulted primarily from the sale of Holiday's Atlanta, Georgia dealership property and equipment.

         Income before income taxes increased 27% to $3.48 million in Fiscal 1999 from $2.74 million in Fiscal 1998.

         As a percentage of revenue, income before income taxes increased to 4.3% in Fiscal 1999 from 3.7% in Fiscal 1998.

         The combined Federal and State effective income tax rate was 38.0% in Fiscal 1999 compared to 38.1% in Fiscal 1998. Income tax rates varied from statutory rates due to state income taxes. See Note 9 of the notes to the consolidated financial statements for components of the income taxes and the reconciliation of the provision for income taxes to the federal statutory rates.

         Net income increased 27.2% to $2,153,775 in Fiscal 1999 from $1,693,116 in Fiscal 1998. As a percentage of revenue, net income increased to 2.7% in Fiscal 1999 compared to 2.3% in Fiscal 1998.

         Earnings per share were 30 cents in Fiscal 1999, basic and diluted, compared to 23 cents in Fiscal 1998, basic and diluted.

     RESULTS OF OPERATIONS FOR FISCAL 1998 COMPARED TO FISCAL 1997

         Sales and service revenue increased 9.2% to $74.3 million for Fiscal 1998 from $68.0 million in Fiscal 1997, primarily due to a 22% increase in the average selling price of new vehicles. Management focused on increasing the sales of higher priced motorhomes, and targeting diesel motorhomes with greater potential for higher gross profits. This increase, in the new unit average selling price, offset the lost revenue due to a 7% decrease in the number of new units sold. The majority of the unit sale decrease was in the low-priced folding tent trailers that management reduced its stocking level due to low gross profits. Excluding tent trailer sales, new units sales were down 2%. New motorized unit sales were up 10%; new towable units sales were down 16%.

         Used sales increased 5% due to an increased average selling price. Parts and service revenue decreased slightly.

         Cost of sales and service, as a percentage of revenue, increased to 82.2% in Fiscal 1998 from 81.3% in Fiscal 1997.

         Gross profit increased 3.5% to $13.2 million in Fiscal 1998 from $12.7 million in Fiscal 1997. As a percentage of revenue, gross profit decreased to 17.8% in Fiscal 1998 from 18.7% in Fiscal 1997, due to a decrease in the gross margins from the sale of higher priced new and used vehicles. Although the dollar gross profits increased for new and used vehicle sales, gross profits as a percentage of sales decreased. Typically, as vehicle sales prices increase, gross margins decrease.

         Agency commissions are paid to Holiday if financing or insurance is provided for the customer's purchases from Holiday, as a result of referring the customer to a financial institution or insurance agency. Agency commissions represented 18% of Holiday's total gross profit in Fiscal 1998, as compared to 17% in Fiscal 1997. Agency commissions and gross profit result from the sale of new and used vehicles and boats, and in the aggregate, represented 72% of Holiday's total gross profit in Fiscal 1998, as compared to 71% in Fiscal 1997. In both fiscal years, agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented the majority of Holiday's net pretax income.

         Margins for the other major sources of revenue remained approximately the same in Fiscal 1998 as in Fiscal 1997.

         Selling, general and administrative expenses increased 1.0% to $9.6 million in Fiscal 1998 from $9.5 million in Fiscal 1997. Small increases in expenses that vary with the change in revenue were offset by decreases in personnel expenses. As a percentage of revenue, selling, general and administrative expenses decreased to 12.9% in Fiscal 1998 from 14.0% in Fiscal 1997.

         Income from operations increased 12.7% to $3.6 million in Fiscal 1998 from $3.2 million in Fiscal 1997. As a percentage of revenue, income from operations increased to 4.8% in Fiscal 1998 from 4.7% in Fiscal 1997.

         Interest income increased 8% to $517,000 in Fiscal 1998 from $480,000 in Fiscal 1997. Interest expense decreased slightly to $1.36 million in Fiscal 1998 from $1.38 million due to a slight reduction in the average outstanding floor plan balance and a decrease in the average interest rate paid for floor plan borrowing

         Income before income taxes increased 20.1% to $2.74 million in Fiscal 1998, from $2.28 million in Fiscal 97. As a percentage of revenue, income before income taxes increased to 3.7% in Fiscal 1998 from 3.4% in Fiscal 1997.

         The combined Federal and State effective income tax rate was 38.1% in Fiscal 1998 compared to 39.2% in Fiscal 1997. Income tax rates varied from statutory rates due to state income taxes. See Note 9 of the notes to the consolidated financial statements for components of the income taxes and the reconciliation of the provision for income taxes to the federal statutory rates.

         Net income increased 22.1% to $1,693,116 in Fiscal 1998 from $1,386,597 in Fiscal 1997. As a percentage of revenue, net income increased to 2.2% in Fiscal 1998 compared to 2.0% in Fiscal 1997.

         Earnings per share were 23 cents in Fiscal 1998, basic and diluted, compared to 19 cents in Fiscal 1997, basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES

         Holiday maintained a strong financial position and high liquidity throughout Fiscal 1999. Cash generated from operating activities of $2.2 million, primarily from net income, was partially reduced by net cash used for investing activities of $440,000. Holiday sold its Atlanta dealership property increasing cash by $1.2 million, and invested $1.6 million cash with the purchase of property and equipment, primarily for real property and improvements in Spartanburg, S.C. The Greer dealership will be relocated to Spartanburg in the spring of 2000.

         Financing activities used approximately $94,000 primarily for its stock repurchase program, initiated in January 1998.

         The results of all activities in Fiscal 1999 was a net increase of $1.7 million in Holiday's cash position, resulting in a cash position of $9.1 million as of October 31, 1999, compared to $7.4 million as of October 31, 1998.

         Working capital increased to $14.9 million as of the end of Fiscal 1999 compared to $13.4 million as of the end of Fiscal 1998.

         Holiday's principal long-term commitments, as of the end of Fiscal 1999, consist of obligations under operating leases. Subsequent to October 31, 1999, and in connection with the County Line acquisition, Holiday also has a commitment, at the option of the note holders, to convert notes into Holiday's common stock at a fixed conversion price. The notes were issued November 11, 1999 as partial payment for the County Line Select Cars, Inc. purchase and can be converted after two years from date of issue.

         Holiday also has a contingent liability to repay a portion of agency commission, or referral fees, received principally from some lending institutions whereby Holiday referred customers to one or more third-party financing sources and earned agency commissions if the lender consummated a loan contract with the customer. In some cases, Holiday could be required to pay back the agency commission to the lender if the loan is paid off or foreclosed in a specific period of time, usually limited to the first six months of the term, if the chargeback amount exceeds reserves retained by the lender. Holiday records commission income based upon the amount earned less allowances for chargebacks. In determining the allowance, Holiday takes into consideration the total customer loans outstanding and estimates the exposure for potential chargebacks associated with these loans. Holiday estimates the probability for loan payoffs and the potential chargebacks to Holiday related to those loans. Holiday also considers the current and predicted future economic conditions, the effects of changes in consumer interest rates, and the aging of all its customer loans outstanding representing potential chargebacks to Holiday.

         Holiday sets internal targets for the expansion of its operations, primarily through acquisition, with the ultimate goal of increasing Holiday's value to its shareholders. Holiday's management is currently evaluating various sources of capital, its cost, and its ultimate effect on Holiday's capitalization. Holiday had $25 million maximum borrowing under floor plan contracts, of which $1.3 million was not used as of the end of Fiscal 1999. Subsequent to Fiscal 1999 year end, Holiday arranged an additional $5 million in floor plan financing, and is currently negotiating with several floor plan sources, including its current principal financing source, for additional floor plan financing, working capital, and acquisition capital to fund its expansion plan.

         Holiday's management believes it can obtain additional debt financing at reasonable cost for its expansion. The new dealership property under construction in Spartanburg, S.C. is the only company-owned real property mortgaged, funded in December 1999. Management is currently considering mortgage financing, or the sale of its real property on a leaseback arrangement, for which the proceeds could be used for expansion of operations.

         Currently , management has no expansion prospects requiring a secondary stock offering. Management is using seller's debt financing, convertible to Holiday's common stock as partial payment for dealership acquisitions. Holiday intends to continue the use of its common stock, either by initial payment or by issuing debt convertible to common stock, as one form of partial, or complete payment for acquisitions. However, management does not expect a dilutive effect on the common stockholders of Holiday as a result from issuing such common stock to be material.

         On January 7, 2000, a special shareholder meeting approved seven items recommended by Holiday's board. Among the items, two could provide Holiday with additional capital raising opportunities. Holiday's authorized common shares were increased from 10 million to 25 million. Secondly, Holiday was authorized to issue up to two million shares of preferred stock. Management feels both of these items were necessary to fund Holiday's expansion.

         Management believes that during the next twelve months it will be necessary to issue additional common stock, additional debt convertible to common stock, or preferred stock that could be converted to common stock, to fund its expansion. However, management believes the issuance of additional common stock or preferred stock convertible to common stock will be anti-dilutive to its shareholders.

INFLATION

         Management believes that increases in the cost of new vehicles and boats that may result from increases in cost of products purchased from manufacturers can be offset by higher resale prices for used retail vehicles and boats as well as higher retail prices for new vehicles and boats although there may be a lag in the ability of Holiday to pass such increases on to its customers.

         Historically, increases in operating costs are passed on to the consumer when the market allows. Management believes that its business has not been significantly affected by inflation despite increased chassis and manufacture conversion costs experienced. However, significant increases in interest rates would materially and adversely affect purchases of RVs generally and Holiday's results of operations and prospects.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"), and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. Holiday adopted these new accounting standards in 1999, and their adoption had no effect on Holiday's financial statements and disclosures.

         In June 1998, the Financial Accounting Standards Board issued SAFS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS 133"). This statement establishes a new model for accounting for derivatives and hedging activities. Upon initial application, all derivatives are required to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In June 1999, SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATES OF FASB STATEMENT NO. 133 ("SFAS 137"), was issued. SFAS 137 will make SFAS 133 effective for all fiscal quarters or fiscal years beginning after June 15, 2000.

         Historically, Holiday has not entered into derivative contracts to hedge existing risks or for speculative purposes. Accordingly, Holiday does not expect adoption of the new standard during the fiscal year ended October 31, 2000 to affect its financial statements.

YEAR 2000 ISSUES

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In recognition of this potential problem, Holiday began in 1997 to assess and evaluate its business systems and hardware, personal computers and software, equipment, security systems, communication equipment and other software relied upon by Holiday. Holiday completed its Year 2000 readiness program in late 1999 and its information systems, including its principal management information system software, the ERA2 Advantage, provided and maintained by Reynolds & Reynolds, Dayton, OH, have operated properly through January 1, 2000 and no system failure or miscalculations were found or occurred.

         Holiday's total cost for Year 2000 readiness was not material. Holiday continues to monitor Year 2000 related data, both within its own information systems and with suppliers and other third parties. However, there is no guarantee that Holiday's systems or those of Holiday's significant suppliers, on which Holiday relies, will not have errors or malfunction in the future.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

         This Annual Report on Form 10-K includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements which reflect Holiday's current views with respect to future events and financial performance. The words "believe," "project," "anticipates," "estimates," "expects," "most likely," "intends" and similar expressions identify forward looking statements.

         Any forward looking statements made by or on behalf of Holiday are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed below. Though Holiday has attempted to list the factors it believes to be important to its business, other factors may prove to be important in affecting Holiday's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements.

         Investors are further cautioned not to place undue reliance on any forward looking statements, as they speak only of Holiday's view as of the date the statement was made. Holiday undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

WE ARE AFFECTED BY GENERAL ECONOMIC CONDITIONS AND OUR SALES ARE INTEREST RATE SENSITIVE

         Our sales are affected by general economic conditions, including employment rates, prevailing interest rates, inflation, and other economic conditions affecting disposable consumer income generally. Weakness in the economy could have a material adverse effect on our business. The majority of our customers purchasing vehicles and boats finance their purchase. Increases in consumer interest rates could have an adverse effect on our ability to sell vehicles and boats. Furthermore, a general increase in commercial interest rates would increase the rates paid by us on our floor plan contracts, thereby adversely effecting Holiday's operating income.

WE DEPEND ON STRONG SALES IN OUR SECOND FISCAL QUARTER

         Our business, and the recreational vehicle industry in general, is very seasonal. Our strongest sales period begins in January, because many recreation vehicle shows are held in that month. Strong sales demand continues from February through the summer months. Of our average annual net sales over the last three years, over 32% occurred in the quarter ending April 30. With the exception of our store locations in Florida, our sales are generally much lower in the quarter ending January 31. Because of the difference in sales in the warm spring and summer months versus the cold fall and winter months, if our sales in the months of February through July are significantly lower than we expect, we may not earn profits or we may lose money and have a net loss. This experience may materially and adversely affected us.

OUR GROWTH DEPENDS PRIMARILY ON OUR ABILITY TO ACQUIRE NEW STORES

         We intend to grow rapidly, primarily through the acquisition of recreation vehicle dealerships. Our growth strategy involves significant risks. We began our growth strategy in the first quarter of Fiscal Year 2000, closing on the County Line acquisition in November, 1999. That single acquisition is expected to increase our sales by approximately $70 million annually. By comparison, our comparable store sales (which are sales in stores that are open in the same location for two consecutive years) have increased 9.2% in Fiscal 1998 and 13.4% in Fiscal 1999. We expect our comparable store sales to fluctuate from the impact of (i) changes in competition within each market we operate,
(ii) the movement in interest rates, (iii) the general market conditions in the areas in which our stores are located, and (iv) when we acquire new dealerships in the same general market of our existing dealerships. Although we expect our existing stores to have sales growth and to remain profitable, we expect most of our sales growth to come from newly added store locations and we may not be able to continue to grow or purchase new store locations at a sufficiently rapid pace or on terms and conditions favorable to us.

         We intend to make acquisitions depending upon, among other things, the availability of suitable acquisition opportunities and our ability to finance these transactions. Our success in these acquisitions will depend on our financial strength at the time of acquisition, our ability to hire and retain qualified employees and our ability to identify markets in which we can successfully sell our products. In addition, once we identify a store that meets our criteria, our success will depend on our ability to sell the store's remaining inventory, to convert the store to a Recreation USA store and to attract new customers to the store after the conversion. Our inability to meet our planned growth potential will severely impact our business, operating results and financial condition.

OUR SUCCESS WILL DEPEND ON HOW WELL WE MANAGE OUR GROWTH

         We have very recently begun a period of rapid growth and, consequently, we have spent much time and effort in acquiring new stores. Although we believe that our systems, procedures and controls are adequate to support our growth, we cannot assure that this is the case and we believe that as we integrate our first acquisitions, we will need to make changes to theses systems, procedures and controls. In addition, our growth will impose substantial added responsibilities on our existing senior management including the need to identify recruit and integrate new senior level managers. Management may not be able to oversee the growth efficiently or to implement effectively our growth and operating strategies. Our inability to manage our growth would result in a significant and severe financial impact on our business, operating results and financial condition.

WE RELY ON SEVERAL KEY MANUFACTURERS FOR ALMOST ALL OF OUR INVENTORY PURCHASES

         Our success depends, to a significant extent, on continued relationships with two major manufacturers from which we purchase approximately 46% of our new products. Cancellation or modification of the dealer agreements with these two manufacturers could have material adverse effect on our revenue. However, the loss of all the brands sold by these major manufacturers is highly unlikely. Dealer representation decisions for manufacturer brands are made at the manufacturer's plants on a brand-by-brand basis, rather than centrally at each respective manufacturers corporate headquarters. We currently purchase over 70 brands of RVs and boats from over 15 manufacturers.

WE MAY NOT BE ABLE TO RESPOND EFFECTIVELY TO THE SIGNIFICANT COMPETITION WE FACE

         We operate in very competitive conditions. We must compete generally with other businesses trying to sell discretionary consumer products and also face intense competition from other recreation vehicle dealers for customers, quality products, store locations and RV show space. We rely heavily on RV shows to generate sales. If we are limited in or prevented from participating in RV shows in our markets or in markets we are targeting, this limited participation could have a negative effect on us.

         Within our industry, our main competitors are single-and-multiple location RV dealers. We compete with other dealers based on the quality of available products, the price and value of the products and customer service. To a lesser extent, we also compete with national specialty RV stores, catalog retailers, sporting good stores and mass merchants, especially with respect to parts and accessories. We face significant competition in the markets where we currently operate and in the markets we plan to enter. We believe that the trend in the RV industry is for manufacturers to include more features as standard equipment on RVs and for other dealers to offer packages comparable to our packages. Some of our competitors, especially those that sell RV accessories, are large national or regional chains that have substantially greater financial, marketing and other resources than we do.

WE MAY ISSUE ADDITIONAL SECURITIES IN CONNECTION WITH ACQUISITIONS THAT MAY DILUTE OUR CURRENT SHAREHOLDERS AND IMPACT OUR EARNINGS PER SHARE

         If we choose to finance future acquisitions in whole or in part through the issuance of common stock or debt instruments convertible into our common stock, our existing shareholders could experience dilution and our earnings per share could also be impacted by the issuance of additional shares of capital stock in connection with those acquisitions.

ACHIEVING OUR GROWTH STRATEGY IS SUBJECT TO OBTAINING ADEQUATE FINANCING

            Holiday's growth strategies are dependent upon obtaining adequate financing for the purchase of recreation vehicle and marine dealerships. Financing must be obtained for floor plan of new and used vehicles, purchase (or purchase and lease-back) of real properties for dealerships operations, acquisition of common stock from selling shareholders, working capital, and other capital needs. Our inability to obtain adequate financing, at reasonable cost, would prevent us from meeting our planned growth and potentially will severely impact our business operating results and financial condition.

MUCH OF OUR INCOME IS FROM FINANCING, INSURANCE AND EXTENDED SERVICE CONTRACTS, WHICH IS DEPENDENT ON THIRD-PARTY LENDERS AND INSURANCE COMPANIES

         We receive a substantial part of our gross profit from the fees we receive from banks and other lending companies. If our customers desire to borrow money to finance the purchase of their RV, we help the customers obtain the financing by referring them to certain banks that have offered to provide financing for RV purchases. The bank or other lending company pays a fee to us for each loan that they are able to provide as a result of our referral.

             When we sell RVs we generally also offer our customers the opportunity to purchase (i) service contract that provide additional warranty coverage on their RV or some of its parts after the manufacturer's original warranty expires, and (ii) various types of insurance policies that will provide money to pay a customer's RV loan if the customer dies or is physically disabled. We sell these products as a broker for unrelated companies that specialize in these type of issues, and we are paid a fee for each product that we sell.

          Agency commission fees for Fiscal 1999 was 17% of our total gross profit. In Fiscal 1998, these services accounted for 18% of our total gross profit. This arrangement carries several potential risks. For example, the lenders we arrange financing through may decide to lend to our customers directly rather than to work through us. If the customer goes directly to the bank to apply for a loan to purchase their RV we would not receive a fee for referral. Second, the lenders we currently refer customers to may change the criteria or terms they use to make loan decisions, which could reduce the number of customers that we can refer. Also, our customers may use the Internet or other electronic methods to find financing alternatives. If either of these events occur, we would lose a significant portion of our income and profit.

IF OUR PRODUCTS ARE DEFECTIVE, WE COULD BE SUED

         Because we sell, service and custom package RVs, motors and other RV equipment, we may be exposed to lawsuits for personal injury and property damage if any of our products are defective and cause personal injuries or property damage. Manufacturers that we purchase product from generally maintain product and general liability insurance and we carry third-party product liability insurance. We have avoided any significant liability for these risks in the past. However, if a situation arises in which a claim is not covered under our insurance policy or is covered under our policy but exceeds the policy limits, it could have a significant and material adverse effect on our financial condition.

OUR STOCK PRICE MAY BE VOLATILE

         The price of our common stock may be highly volatile for several reasons. First, a limited number of shares of our stock are owned by the public. This may affect trading patterns which generally occur when a greater number of shares are traded. Second, the quarterly variations in our operating results, as discussed above, may result in the increase or decrease of our stock price. Third, independent parties may release information regarding pending legislation, analysts' estimates or general economic or market conditions that effect the price of our stock. Also, our stock price may be affected by the demand and the market performance of small capitalization stocks. Any of these situations may have a significant effect on the price of our common stock or our ability to raise additional equity.

OUR OPERATIONS ARE WIDESPREAD AND OUR SERVICES WILL DEPEND ON EFFECTIVE AND CENTRALIZED MANAGEMENT

         We depend on all of our revenue and most of our income from satellite retail sales and service centers. These centers are geographically widespread throughout the continental U.S. making it difficult for our top management to have a presence in all the centers on a regular basis. As a result, we are highly dependent upon each center's management for the on-going operation of each respective center. Turnover of managerial personnel at any center usually has an adverse effect on the sales and profitability of the center. Turnover of managerial personnel at several of our centers could have a material adverse effect on our sales and profitability.

OUR SALES ARE DEPENDENT ON FUEL PRICING AND AVAILABILITY

         Our business is automotive in nature and as such is dependent upon the availability of fuel. A decrease in the availability of gasoline and our inability to convert our vehicles to alternative fuels could have a material adverse effect on our business. Historically, increases in the price of gasoline have not had a material impact on our business, as long as there was no concurrent decline in availability. However, future significant increases in the price of gasoline or decreases in availability would have a material effect on our business.

OUR OPERATIONS ARE SUBJECT TO EXTENSIVE REGULATION, SUPERVISION, AND LICENSING UNDER VARIOUS FEDERAL, STATE, AND LOCAL STATUTES, ORDINANCES, AND REGULATIONS

         While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, and local regulations, there can be no assurance that we will be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations. The adoption of more stringent statutes and regulations, changes in the interpretation of existing statutes and regulations, or our entrance into jurisdictions with more stringent regulatory requirements could curtail some of our operations, deny us the opportunity to operate in certain locations, or restrict products or services offered by us. Various federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration, the United States Environmental Protection Agency, and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations with respect to matters such as consumer protection, workers' safety, and laws regarding protection of the environment, including air, water, and soil.

          As with vehicle dealerships generally, and parts and service operations in particular, our business involves the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, and diesel fuels, and other chemicals.

         Accordingly, we are subject to regulation by federal, state, and local authorities establishing requirements for the use, management, handling, and disposal of these materials and health and environmental quality standards, and related liability thereto, and providing penalties for violations of those standards. We are also subject to laws, ordinances, and regulations governing investigation and remediation of contamination at facilities we operate to which we send hazardous or toxic substances or wastes for treatment, recycling, or disposal. Noncompliance with or changes to these requirements could adversely affect our business.

         We do not believe we have any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on us. However, soil contamination has been known to exist at certain properties owned or leased by us. We have also been required and may in the future be required to remedy soil contamination, or remove aboveground and underground storage tanks containing hazardous substances or wastes. We monitor soil and groundwater as required by applicable state and federal guidelines. In addition, it has been our practice and will be our practice to have the shareholders of the acquired dealers indemnify us for specific environmental issues identified on environmental site assessments performed by us as part of the acquisitions.

         Our customers and potential customers are subject to federal, state and local statutes, ordinances and regulations regarding the ownership of recreation vehicles and boats. The adoption of more stringent statutes, ordinances and regulations effecting the consumer ownership of recreation vehicles or boats, could have an adverse effect on our ability to sell our products

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN EXCHANGE. To date, Holiday's revenue from operations has exclusively been denominated in United States dollars. The recreational vehicle and boat products that Holiday sold to date have been priced in United States dollars and all of our sales in the fiscal years 1998 and 1999, have been denominated in United States dollars. In the future, Holiday may acquire recreational vehicle or boat products that are priced in currencies other than the United States dollar and Holiday may expand sales operations outside the United

States. If either of these events occur, fluctuations in the values of the respective currencies in which Holiday purchases or sells could adversely affect Holiday. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that Holiday would not experience currency losses in the future, nor can Holiday predict the effect of exchange rate fluctuations upon future operating results. In the event Holiday conducts transactions in currencies other than the United States dollar, management intends to carefully evaluate Holiday's currency management policies. If management deems it appropriate, Holiday may consider hedging a portion of any currency exposure in the future.

         INTEREST RATES. Interest rate market risk does not apply to Holiday's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to Part II, Item 8, is submitted as a separate section of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change of accountants or reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in Fiscal 1999.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 401 and 405 of Regulation S-K is set forth in Holiday's definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 1999, and by this reference is incorporated herein.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 402 of Regulation S-K is set forth in Holiday's definitive proxy statement which will be filed with the Securities and Exchange Commission not later that 120 days after October 31, 1999, and by this reference is incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 403 of Regulation S-K is set forth in Holiday's definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 1999, and by this reference is incorporated herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 404 of Regulation S-K is set forth in Holiday's definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 1999, and by this reference is incorporated herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

         (a)(1) Financial Statements--The financial statements are filed as a separate section of this Form 10-K.
         (a)(2) Financial Statement Schedules--The financial schedules are filed as a separate section of this Form 10-K following the financial statements.
         (a)(2) Exhibits--The Exhibits filed as a part of this Form 10-K are listed on the Index to Exhibit appearing on page 30.

         (b)      Reports on Form 8-K--

                  The Company filed no reports on Form 8-K during the fourth quarter of Fiscal 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            HOLIDAY RV SUPERSTORES, INCORPORATED
                                            Registrant


                                            By: /s/ RONALD G. HUNEYCUTT
                                                --------------------------------
                                                Ronald G. Huneycutt, President
                                                Chief Executive Officer


DATED:  January 25, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                          TITLE                              DATE
---------                                          -----                              ----
/s/ MICHAEL S. RILEY                          Chairman of the                    January 25, 2000
----------------------------                Board of Directors
Michael S. Riley

/s/ RONALD G. HUNEYCUTT                  President, Chief Executive              January 25, 2000
----------------------------      Officer, Director (Principal Executive
Ronald G. Huneycutt                              Officer)

/s/ GARY L. RODNEY                            Vice President,                    January 25, 2000
----------------------------             Chief Financial Officer
Gary L. Rodney                 (Principal Financial and Accounting Officer)

/s/ W. HARDEE MCALHANEY                           Director                       January 25, 2000
----------------------------
W. Hardee McAlhaney


----------------------------                      Director                       January 25, 2000
David J. Doerge

/s/ WILLIAM CURTIS                                Director                       January 25, 2000
----------------------------
William Curtis


----------------------------                      Director                       January 25, 2000
Paul G. Clubbe


----------------------------                      Director                       January 25, 2000
David A. Kamm

                                INDEX TO EXHIBITS

EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT
--------------           ----------------------
     3.1                 Articles of Incorporation[1]
     3.2                 Amendment to Articles of Incorporation[1]
     3.3                 Amendment to Articles of Incorporation[1][2]
     3.4                 By-Laws[1][2]
     3.5                 Amendment in the Entirety of By-Laws[1][2]
     3.6                 Amendment to By-Laws[1][2]
     3.7                 Agreement and Plan of Merger between Holiday RV Superstores, Incorporated, a Florida corporation and Holiday RV Superstores, Inc., a Delaware corporation
     3.8                 Restated Certificate of Incorporation of Holiday RV Superstores, Inc., a Delaware
                         corporation
     4.1                 Form of Common Stock Certificate of the Company[1]
    10.1                 1987 Incentive Stock Option Plan [1]
    10.2                 Form of Restrictive Stock Bonus Agreement for Officers and Employees [1]
    10.3                 Form of Restrictive Stock Bonus Agreement for Directors[1]
    10.4                 Form of  Restrictive Stock Bonus Agreement for Harvey M. Alper[1]
    10.5                 Underwriting Agreement between Thomas James Associates, Inc. and the Company dated
                         November 10, 1987[3]
    10.6                 Asset Purchase Agreement between Registrant and Ledford's RV and Marine World, Inc.,
                         James David Ledford and Mary Beth Ledford, Robert Lee Ledford and Joan Reeves Ledford,
                         dated January 12, 1990[4]
    10.7                 Lease agreement between James Ledford and Mary Beth Ledford, husband and wife, and
                         Registrant dated February 12, 1990[4]
    10.8                 Indemnification Agreement between Registrant and Newton C. Kindlund dated November 17,
                         1990[5]
    10.9                 Indemnification Agreement between Registrant and Joanne M. Kindlund dated November 17,
                         1990[5]
    10.10                Indemnification Agreement between Registrant and W. Hardee McAlhaney dated November
                         17, 1990[5]
    10.11                Indemnification Agreement between Registrant and Franklin J. Hitt dated November 17,
                         1990[5]
    10.12                Indemnification Agreement between Registrant and Lawrence H. Katz dated November 17,
                         1990[5]
    10.13                Indemnification Agreement between Registrant and James P. Williams dated November 17,
                         1990[5]
    10.14                Indemnification Agreement between Registrant and Avie N. Abramowitz dated November 17,
                         1990[5]
    10.15                Indemnification Agreement between Registrant and Paul G. Clubbe dated November 17,
                         1990[5]
    10.16                Asset Purchase Agreement between Registrant and Venture Out Recreation Vehicles -
                         Roseville, Venture Out Recreation Vehicles - Bakersfield, G. Lee Fitzgerald and Bruce
                         M. Fitzgerald dated July 21, 1994[6]

EXHIBIT NUMBER          DESCRIPTION OF EXHIBIT
--------------          ----------------------
    10.17               Agreement of Sublease between Registrant and Venture Out, dated July 31, 1994[6]
    10.18               Assignment of Lease between Registrant and Venture Out Properties, dated July 31,
                        1994[6]
    10.19               Lease between Registrant, Newton C. Kindlund and Joanne Kindlund dated November 1,
                        1994[6]
    10.20               Lease agreement between Newton c. Kindlund Revocable Property Trust and the
                        Registrant, dated May 1, 1997, for the lease of real property in Ft. Myers, Florida[7]
    10.21               Lease agreement between Newton C. Kindlund Revocable Property Trust and the
                        Registrant, dated May 1, 1997, for the lease of real property in Ft. Myers, Florida[7]
    10.22               Asset Purchase Agreement between Registrant and County Line Select Cars, Inc., and The
                        Persons Named Therein dated November 11, 1999[7]
    21.1                Subsidiaries of Registrant
    27.1                Financial Data Schedule

-------------
[1] Incorporated by reference to the Exhibits to the Registration Statement on Form S-18 filed by the Registrant on September 14, 1987, and which became effective on October 27, 1987 (File No. 33-17190-A).
[2] Incorporated by reference to the Exhibits to the Registration Statement on Form 8-A filed by Registrant on December 22, 1987, and which became effective December 28, 1987 (File No. 0-16448).
[3] Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the Registrant on January 28, 1988.
[4] Incorporated by reference to the Exhibits to the Annual Report on Form 8-K filed by the Registrant on February 27, 1990.
[5] Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the Registrant on January 27, 1992.
[6] Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the Registrant on January 26, 1995.
[7] Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the registrant on January 27, 1998.
[8] Incorporated by reference to the Exhibits to the Report on Form 8-K/A filed by the registrant on January 25, 2000.

                           ANNUAL REPORT ON FORM 10-K

                          ITEM 8, ITEM 14(a)(1) and (2)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        LIST OF FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES

                         AS OF OCTOBER 31, 1999 AND 1998

             AND FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                      HOLIDAY RV SUPERSTORES, INCORPORATED

                                AND SUBSIDIARIES

                                ORLANDO, FLORIDA

HOLIDAY RV SUPERSTORES, INCORPORATED
FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 1999 AND 1998

HOLIDAY RV SUPERSTORES, INCORPORATED
TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           PAGE
                                                                           ----

Report of Independent Certified Public Accountants                          F-2

Consolidated Financial Statements:

    Balance Sheets                                                          F-3

    Statements of Income                                                    F-4

    Statements of Stockholders' Equity                                      F-5

    Statements of Cash Flows                                                F-6

    Notes to Consolidated Financial Statements                              F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders of
Holiday RV Superstores, Incorporated
Orlando, Florida



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Holiday RV Superstores, Incorporated and its subsidiaries at October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP
------------------------------

December 22, 1999, except for the second paragraph of Note 15 as to which the date is January 7, 2000

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                     ASSETS                             1999             1998
                                                                    ------------     ------------
Current Assets:
  Cash and cash equivalents                                         $  9,119,264     $  7,441,806
  Accounts receivable:
    Trade and contracts in transit                                     2,234,980        1,415,930
    Other                                                                393,278          373,700
  Inventories                                                         28,755,779       23,951,720
  Prepaid expenses                                                        60,587           23,000
  Refundable income taxes                                                100,868           27,363
  Deferred income taxes                                                  177,000          159,000
                                                                    ------------     ------------
          Total current assets                                        40,841,756       33,392,519

Property and Equipment, less accumulated depreciation                  4,598,477        4,038,377

Other Assets, prinicpally covenant not to compete                        177,272          200,184

Noncurrent Deferred Income Taxes                                         117,000          109,000
                                                                    ------------     ------------

                                                                    $ 45,734,505     $ 37,740,080
                                                                    ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Floor plan contracts                                              $ 23,673,241     $ 18,083,481
  Accounts payable                                                       410,732          309,181
  Customer deposits                                                      111,519          185,370
  Accrued expenses                                                     1,690,760        1,371,701
  Current portion of capital lease obligation                             69,161           61,963
                                                                    ------------     ------------
          Total current liabilities                                   25,955,413       20,011,696

Long-Term Capital Lease Obligation, less current portion                 155,730          220,676
                                                                    ------------     ------------
          Total liabilities                                           26,111,143       20,232,372
                                                                    ------------     ------------

Stockholders' Equity:
  Common stock, $.01 par; shares authorized 10,000,000;
    issued 7,505,000 and 7,465,000 shares                                 75,050           74,650
  Additional paid-in capital                                           5,184,370        5,112,271
  Retained earnings                                                   14,905,597       12,751,822
  Treasury stock, at cost, 300,700 and 251,700 shares                   (541,655)        (430,098)
  Deferred compensation                                                     --               (937)
                                                                    ------------     ------------
          Total stockholders' equity                                  19,623,362       17,507,708
                                                                    ------------     ------------
                                                                    $ 45,734,505     $ 37,740,080
                                                                    ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                    1999             1998             1997
                                                ------------     ------------     ------------
Sales and Service Revenue:
  Vehicle and marine                            $ 72,240,919     $ 64,605,771     $ 58,235,084
  Service, parts and accessories                   6,233,791        6,929,335        7,140,752
  Other, net                                       2,921,580        2,758,486        2,631,655
                                                ------------     ------------     ------------
          Total sales and service revenue         81,396,290       74,293,592       68,007,491
                                                ------------     ------------     ------------

Cost of Sales and Service:
  Vehicle and marine                              63,883,910       57,448,166       51,441,813
  Service, parts and accessories                   3,485,500        3,650,216        3,818,515
                                                ------------     ------------     ------------
          Total cost of sales and service         67,369,410       61,098,382       55,260,328
                                                ------------     ------------     ------------

Gross profit                                      14,026,880       13,195,210       12,747,163

Selling, General and Administrative Expenses      10,291,795        9,611,398        9,547,758
                                                ------------     ------------     ------------

Income from Operations                             3,735,085        3,583,812        3,199,405

Interest Income                                      554,557          517,200          479,644

Interest Expense                                  (1,133,687)      (1,362,946)      (1,381,231)

Gain (Loss) on Sale of Fixed Assets                  318,820             (950)         (19,221)
                                                ------------     ------------     ------------

Income Before Income Taxes                         3,474,775        2,737,116        2,278,597

Income Taxes                                       1,321,000        1,044,000          892,000
                                                ------------     ------------     ------------

Net Income                                      $  2,153,775     $  1,693,116     $  1,386,597
                                                ============     ============     ============


Basic and Diluted Earnings Per Common Share     $       0.30     $       0.23     $       0.19
                                                ============     ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                          COMMON STOCK         ADDITIONAL                       TREASURY STOCK
                                  -------------------------     PAID-IN       RETAINED    --------------------------      DEFERRED
                                     SHARES        AMOUNT       CAPITAL       EARNINGS       SHARES        AMOUNT       COMPENSATION
                                  -----------   -----------   -----------   -----------   -----------    -----------    ------------
Balance, October 31, 1996           7,465,000   $    74,650   $ 5,109,071   $ 9,672,109        29,300    $   (46,430)   $   (36,763)
  Net income for the year                --            --            --       1,386,597          --             --             --
  Restricted bonus stock
    issued from treasury                 --            --           3,200          --          (5,000)         8,050        (11,250)
  Return of unvested restricted
    bonus stock                          --            --            --            --           7,000        (11,813)        11,813
  Amortization of deferred
    compensation                         --            --            --            --            --             --           23,779
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance, October 31, 1997           7,465,000        74,650     5,112,271    11,058,706        31,300        (50,193)       (12,421)
  Net income for the year                --            --            --       1,693,116          --             --             --
  Treasury shares repurchased            --            --            --            --         220,400       (379,905)          --
  Amortization of deferred
    compensation                         --            --            --            --            --             --           11,484
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance, October 31, 1998           7,465,000        74,650     5,112,271    12,751,822       251,700       (430,098)          (937)
  Net income for the year                --            --            --       2,153,775          --             --             --
  Exercise of common stock
    options                            40,000           400        72,100          --            --             --             --
  Returns of unvested
    restricted bonus stock               --            --            --            --           2,500         (2,681)          --
  Treasury shares repurchased            --            --            --            --          46,500       (108,876)          --
  Amortization of deferred
    compensation                         --            --            --            --            --             --              937
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance, October 31, 1999           7,505,000   $    75,050   $ 5,184,371   $14,905,597       300,700    $  (541,655)   $      --
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                              1999                 1998                 1997
                                                          ------------         ------------         ------------
Cash Flows from Operating Activities:
  Cash received from customers                            $ 80,483,810         $ 73,696,488         $ 70,333,325
  Cash paid to suppliers and employees                     (76,283,283)         (71,061,594)         (66,430,978)
  Interest received                                            554,557              517,200              479,644
  Interest paid                                             (1,123,323)          (1,366,031)          (1,392,926)
  Income taxes paid                                         (1,420,505)          (1,221,056)            (880,561)
                                                          ------------         ------------         ------------
       Net cash provided by operating activities             2,211,256              565,007            2,108,504
                                                          ------------         ------------         ------------

Cash Flows from Investing Activities:
  Purchase of property and equipment                        (1,613,022)            (116,188)            (252,569)
  Proceeds from the sale of property and equipment           1,173,348                  500               11,810
                                                          ------------         ------------         ------------
       Net cash used in investing activities                  (439,674)            (115,688)            (240,759)
                                                          ------------         ------------         ------------

Cash Flows from Financing Activities:
  Treasury stock purchases                                    (108,876)            (379,905)                  --
  Repayment of capital lease obligations                       (57,748)             (58,926)             (54,134)
  Proceeds from stock options exercised                         72,500                   --                   --
                                                          ------------         ------------         ------------
       Net cash used in financing activites                    (94,124)            (438,831)             (54,134)
                                                          ------------         ------------         ------------
Net Increase in Cash and Cash Equivalents                    1,677,458               10,488            1,813,611

Cash and Cash Equivalents, beginning of year                 7,441,806            7,431,318            5,617,707
                                                          ------------         ------------         ------------
Cash and Cash Equivalents, end of year                    $  9,119,264         $  7,441,806         $  7,431,318
                                                          ============         ============         ============


        The accompanying notes are an integral part of these consolidated financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                            1999            1998           1997
                                                        -----------     -----------     -----------
Reconciliation of Net Income to Net Cash Provided by
  Operating Activities:
    Net income                                          $ 2,153,775     $ 1,693,116     $ 1,386,597
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                       317,840         354,612         431,696
        Amortization of deferred compensation                   937          11,484          23,779
        Return of unvested deferred compensation             (2,681)           --              --
        Deferred income taxes                               (24,000)        (52,000)        (84,000)
        (Gain) loss on disposal of property and
           equipment                                       (318,820)            950          19,221
        Changes in assets and liabilities:
          (Increase) decrease in:
             Accounts receivable                           (838,628)       (640,888)       (362,092)
             Refundable income taxes                        (75,505)        (27,363)          7,919
             Inventories                                 (4,804,059)     (3,238,976)      2,458,278
             Prepaid expenses                               (37,587)        (23,000)           --
             Other assets                                   (45,968)         (7,974)            230
          Increase (decrease) in:
             Floor plan contracts                         5,589,760       2,278,035      (1,698,856)
             Accounts payable                               101,551          58,555         (36,051)
             Customer deposits                              (73,851)         43,784          65,181
             Accrued expenses                               268,492         212,365        (186,918)
             Income tax payable                                --           (97,693)         83,520
                                                        -----------     -----------     -----------

Net Cash Provided by Operating Activities               $ 2,211,256     $   565,007     $ 2,108,504
                                                        ===========     ===========     ===========


        The accompanying notes are an integral part of these consolidated financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

1.      ORGANIZATION AND NATURE OF BUSINESS:

        The Company is a multi-state retail chain of dealerships engaged in the retail sales and service of recreational vehicles and recreational boats in the Southeastern United States, New Mexico and California. Each dealership offers a full line of new and used recreational vehicles, and each dealership maintains a parts, service and body repair facility. Recreational boat sales are carried at selected dealerships. The Company also has a subsidiary, Holiday RV Assurance Corporation, an insurance agency that receives commissions on the sale of insurance policies to recreational vehicle owners from a variety of insurance companies.



2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        PRINCIPLES OF CONSOLIDATION
        The consolidated financial statements include the accounts of Holiday RV Superstores, Incorporated and its Subsidiaries (the "Company"), which include Holiday RV Rental/Leasing, Inc.; Holiday RV Superstores of
        South Carolina, Inc.; Holiday RV Superstores West, Inc.; Holiday RV Superstores of New Mexico, Inc.; and Holiday RV Assurance Corporation. All material intercompany accounts and transactions have been eliminated.

        CASH AND CASH EQUIVALENTS
        The Company considers all highly liquid debt instruments with a maturity of three months or less at time of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts, money market funds and overnight repurchase agreements.

        INVENTORIES
        Inventories are valued at the lower of cost or market. New and used vehicles are accounted for using specific identification. Cost of parts and accessory inventories is determined by the first-in, first-out
        (FIFO) method.

        PROPERTY AND EQUIPMENT
        Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting purposes. Amortization of leasehold improvements is computed by the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. The estimated useful lives of the property and equipment range from 3 to 31 years. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets which are sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in the results of operations.

        ASSET IMPAIRMENT
        Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

  2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

        COVENANT NOT TO COMPETE
        The covenant not to compete is being amortized over its contractual life using the straight-line method. Accumulated amortization totaled $361,760 and $292,880 as of October 31, 1999 and 1998, respectively.

        INCOME TAXES
        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

        REVENUE RECOGNITION
        Retail sales and related costs of vehicles, parts and service are recognized in operations upon delivery of products or services to customers or, in the case of recreational vehicles, when title passes to the customer.

        STOCK-BASED COMPENSATION
        The Company accounts for stock option grants and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations. APB 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, the Company continues to account for stock-based compensation in accordance with APB 25.

        EARNINGS PER COMMON SHARE
        Basic earnings per common share is calculated by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share is based upon the weighted average number of shares outstanding, plus the effects of potentially dilutive common shares consisting of stock options (Note 7).

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

  2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

        EARNINGS PER COMMON SHARE - CONTINUED
        A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share is as follows:

                                                    1999        1998        1997
                                                    ----        ----        ----
          Basic:
           Weighted average number of common
             shares outstanding                   7,184,200   7,301,500   7,433,700
                                                  =========   =========   =========

          Diluted:
           Weighted average number of common
             shares outstanding                   7,184,200   7,301,500   7,433,700
           Dilutive stock options                   120,500      46,200       5,616
                                                  ---------   ---------   ---------
                                                  7,304,700   7,347,700   7,439,316
                                                  =========   =========   =========

        ADVERTISING
        Advertising costs, included in selling, general and administrative expenses, are expensed as incurred.

        FAIR VALUE OF FINANCIAL INSTRUMENTS
        Statement of Financial Accounting Standards (SFAS) No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 1999.

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

        USE OF ESTIMATES
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        RECLASSIFICATIONS
        Certain prior year amounts have been reclassified from previous presentations to conform to 1999 presentation.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

  2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

        RECENT ACCOUNTING PRONOUNCEMENTS
        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"), and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards in 1999, and their adoption had no effect on the Company's financial statements and disclosures.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). This statement establishes a new model for accounting for derivatives and hedging activities. Upon initial application, all derivatives are required to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In June 1999, SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATES OF FASB STATEMENT NO. 133 ("SFAS 137"), was issued. SFAS 137 will make SFAS 133 effective for all fiscal quarters or fiscal years beginning after June 15, 2000.

        Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard during the fiscal year ended October 31, 2000 to affect its financial statements.


3.      SUPPLEMENTAL CASH FLOW INFORMATION:

        The following table summarizes the Company's noncash investing and financing transactions:

                                                                   OCTOBER 31,
                                                        1999           1998         1997
                                                        ----           ----         ----
          Increase in deferred compensation
            from stock issuance                       $    --        $  --        $11,250

          Decrease in deferred compensation
            from return of unvested restricted
            bonus stock                                 2,681           --         11,813

          Construction expenses included in
            accrued expenses                           50,566           --             --

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

4.      INVENTORIES:

        Inventories are summarized as follows:

                                                          OCTOBER 31,
                                                    1999               1998
                                                -----------        -----------
        New vehicles                            $20,922,867        $16,952,586
        New marine                                1,503,756            897,415
        Used vehicles                             4,543,606          4,296,247
        Used marine                                 209,276            145,862
        Parts and accessories                     1,576,274          1,659,610
                                                -----------        -----------
                                                $28,755,779        $23,951,720
                                                ===========        ===========

5.      PROPERTY AND EQUIPMENT:

        Property and equipment are summarized as follows:

                                                          OCTOBER 31,
                                                    1999               1998
                                                -----------        -----------

        Land                                    $ 2,058,451        $ 1,955,948
        Buildings and leasehold improvements      1,921,124          2,367,743
        Machinery and shop equipment                207,564            202,878
        Office equipment and furniture              856,884            865,030
        Vehicles                                    132,460            177,988
        Construction in progress                    875,799                 --
                                                -----------        -----------
                                                  6,052,282          5,569,587
        Less accumulated depreciation and
          amortization                           (1,453,805)        (1,531,210)
                                                -----------        -----------
                                                $ 4,598,477        $ 4,038,377
                                                ===========        ===========

        Depreciation expense for the years ended October 31, 1999, 1998 and 1997 was $248,960, $285,732 and $362,816, respectively.


6.      FLOOR PLAN CONTRACTS:

        The Company finances substantially all of its new inventory through floor plan financing arrangements. Substantially all new vehicle inventories are pledged as collateral under floor plan contracts. Floor plan contracts are due upon sale of the related vehicle.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

  6.    FLOOR PLAN CONTRACTS - CONTINUED:

        During fiscal 1999, the Company received fees in connection with a change in their floor plan arrangement. These fees are being amortized to reduce interest expense over the term of the arrangement (3 years). The amount amortized to interest expense during the fiscal year was approximately $253,000.

        Maximum borrowings available under the contracts were $25,000,000 as of October 31, 1999. The following summarizes certain information about the borrowings under the floor plan contracts:

                                                                    OCTOBER 31,
                                                             1999                 1998
                                                          -----------          -----------
        Maximum amount outstanding at
          any month end                                   $23,673,241          $18,142,185

        Average amount outstanding during the period      $20,979,096          $16,654,957

        Weighted average interest rate during the period      6.58%                 7.59%

        Weighted average interest rate at the
          end of the period                                   6.80%                 7.50%

7.      STOCK OPTION PLANS:

        During fiscal year 1999, the Company's Incentive Stock Option Plan expired and a new 1999 Stock Option Plan (the "Plan") was approved. The Plan provides for the issuance of up to 500,000 shares of common stock to directors and regular full-time employees. The Plan allows for the issuance of either non-qualified or incentive stock options. The option exercise price shall be no less than 100% of the fair market value per share of common stock on the date of grant, except that such price must be at least 110% of the fair market value for employees who own more than 10% of the outstanding shares of the Company. In the case of non-qualified options, the exercise price shall generally be fair market value, although the Compensation Committee of the Board of Directors may grant options with exercise prices of less than fair market value. The options are exercisable, as determined by the Committee, over a period of time, but not more than ten years from the date of grant, and will be subject to such other terms and conditions as the Committee may determine.

        During 1993, under a separate plan, the Company made available and granted 50,000 shares to certain directors to purchase shares of its common stock at the market price on the date of the grant. These grants expire on February 20, 2003.

        Options outstanding at October 31, 1998 consist of options granted under the prior Incentive Stock Option Plan, as well as options granted to certain directors under a separate plan.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

  7.    STOCK OPTION PLANS - CONTINUED:

        The following table summarizes the combined stock option activity for the years ended October 31, 1999, 1998 and 1997:
                                                                     WEIGHTED
                                                                     AVERAGE
                                                       NUMBER OF  EXERCISE PRICE
                                                        OPTIONS     PER SHARE
                                                       ---------- --------------
          Options Outstanding, October 31, 1996         300,000      $   1.77
            Granted                                          --            --
            Exercised                                        --            --
            Forfeited                                        --            --
                                                        -------

          Options Outstanding, October 31, 1997         300,000          1.77
            Granted                                          --            --
            Exercised                                        --            --
            Forfeited                                        --            --
                                                        -------

          Options Outstanding, October 31, 1998         300,000          1.77
            Granted                                     410,000          3.21
            Exercised                                   (40,000)         1.81
            Forfeited                                        --            --
                                                        -------

          Options Outstanding, October 31, 1999         670,000      $   2.11
                                                        =======


        At October 31, 1999, the 670,000 options outstanding under all stock option plans are summarized in the following table:

                    OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
        ----------------------------------------------------      ---------------------------
                                                   WEIGHTED                         WEIGHTED
                                      WEIGHTED     AVERAGE                          AVERAGE
          RANGE OF                    AVERAGE      EXERCISE                         EXERCISE
          EXERCISE       NUMBER       REMAINING     PRICE           NUMBER           PRICE
          PRICES       OUTSTANDING     LIFE (1)    PER SHARE      EXERCISABLE       PER SHARE
        -------------  -----------    ---------    ---------      -----------       ---------
        $1.38 - $2.05    235,000         3.1       $1.69            235,000           $1.69
            2.50          25,000         0.6        2.50             25,000            2.50
            3.21          80,000         4.7        3.21                 --              --
            4.62         330,000         4.9        4.62                 --              --
                       -----------                                -----------
                         670,000                                    260,000
                       ===========                                ===========

          (1)  Average remaining contractual life in years

        The weighted average fair value of the options granted in 1999 was $3.39 per share. Had compensation expense been determined based upon fair value of options at their grant dates in accordance with SFAS 123, net income would not have been reduced as no options vested in 1999.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

  7.    STOCK OPTION PLANS - CONTINUED:

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                  Average discount rate                    5.50%
                  Volatility                               58%
                  Average expense option life              10 years


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

        Consistent with the Company's stock option plans, the Company applies the disclosure-only provisions of SFAS No. 123, but applies APB No. 25 and related interpretations in accounting for its deferred compensation plan. In connection with this plan, the Company recognized compensation expense of $937, $11,484 and $23,779 for the fiscal years ended October 31, 1999, 1998 and 1997, respectively. If the Company had elected to recognize compensation expense consistent with the methods prescribed by SFAS No. 123, there would have been an immaterial effect on the reported net income and earnings per share.


9.      INCOME TAXES:

        The components of income taxes are as follows:

                                                   OCTOBER 31,
                                   1999                1998               1997
                               -----------         -----------         -----------
       Current:
          Federal              $ 1,106,000         $   913,000         $   790,000
          State                    241,000             183,000             186,000
                               -----------         -----------         -----------
                                 1,347,000           1,096,000             976,000
                               -----------         -----------         -----------

       Deferred:
          Federal                  (35,000)            (34,000)            (70,000)
          State                      9,000             (18,000)            (14,000)
                               -----------         -----------         -----------
                                   (26,000)            (52,000)            (84,000)
                               -----------         -----------         -----------
       Total income taxes      $ 1,321,000         $ 1,044,000         $   892,000
                               ===========         ===========         ===========

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

  9.    INCOME TAXES - CONTINUED:

        The components of deferred tax assets and liabilities consist of the following:

                                                               OCTOBER 31,
                                                          1999             1998
                                                       ---------         ---------
     Deferred tax assets:
          Property and equipment                       $  44,000         $  50,000
          Deferred compensation                               --             9,000
          Noncompete agreement                            73,000            60,000
          Inventory                                      136,000            98,000
          Deferred finance income                         22,000            36,000
          Accrued vacation                                17,000            19,000
          Other                                            2,000             3,000
                                                       ---------         ---------
               Total deferred income tax assets          294,000           275,000
                                                       ---------         ---------
     Deferred tax liabilities:
          Rental fleet                                        --            (7,000)
                                                       ---------         ---------
               Total deferred tax liabilities                 --            (7,000)
                                                       ---------         ---------
     Total net deferred tax assets                       294,000           268,000

     Less current deferred tax assets                   (177,000)         (159,000)
                                                       ---------         ---------

     Long-term deferred tax assets                     $ 117,000         $ 109,000
                                                       =========         =========


        The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                              1999                      1998                     1997
                                    ----------------------    -----------------------    -------------------
                                       AMOUNT      PERCENT      AMOUNT        PERCENT     AMOUNT     PERCENT
                                    -----------    -------    -----------     -------    --------    -------
Income taxes at statutory rate      $ 1,181,000      34.0%     $  931,000      34.0%     $774,000      34.0%

State income taxes, net of
   federal benefit                      165,000       4.7%        109,000       3.8%      114,000       5.0%

Other                                   (25,000)     -0.7%          4,000       0.3%        4,000       0.2%
                                    -----------      ----      ----------       ----     --------       ----

Income taxes at effective
   rates                            $ 1,321,000      38.0%     $1,044,000      38.1%     $892,000      39.2%
                                    ===========      ====      ==========      ====      ========      ====

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

10.     EMPLOYEE BENEFIT PLANS:

        The Company has a Profit-Sharing and Employee Investment Plan which covers substantially all employees meeting certain minimum age and service requirements. Employee contributions to the investment plan may, at the Company's discretion, be matched 25% up to a maximum employee contribution of 6% of the employee's compensation. Also, at the Company's discretion, a profit-sharing contribution may be made. Company contributions to the plan, included in selling, general and administrative expenses, were approximately $113,000, $98,000 and $86,000 for the years ended October 31, 1999, 1998 and 1997, respectively.


11.     CAPITAL AND OPERATING LEASE COMMITMENTS:

        CAPITAL LEASE
        The Company leases computer equipment under an agreement which is classified as a capital lease. The lease expires in 2002, at which time the Company will have an option to purchase the computer equipment for a nominal amount. The equipment is included in property and equipment in the amount of approximately $448,000 with related accumulated amortization of $331,000 and $269,000 at October 31, 1999 and 1998, respectively.

        OPERATING LEASES
        The Company conducts its operations from leased facilities including land and buildings in Orlando and Fort Myers, Florida; Greer, South Carolina; and Roseville, California. The Florida facilities (with the exception of the corporate office) were leased from related parties (see
        Note 12). The leases expire on various dates from 1999 through 2004, with some including renewal options.

        As of October 31, 1999, future minimum lease payments under noncancellable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                                          CAPITAL            OPERATING
                                                           LEASE               LEASES
                                                         --------            ----------
       Year Ending December 31,
             2000                                        $ 90,558            $  331,518
             2001                                          90,558               284,910
             2002                                          83,013               227,688
             2003                                              --               198,000
             2004                                              --               132,000
                                                         --------            ----------

             Total minimum lease payments                 264,129            $1,174,116
             Less amount representing interest            (39,238)           ==========
                                                         --------

             Present value of minimum lease payments      224,891
             Less current portion                         (69,161)
                                                         --------

             Long-term capital lease obligation          $155,730
                                                         ========

        The Company's rental expense under operating leases for the fiscal years ended October 31, 1999, 1998 and 1997 was $531,468, $527,645 and
        $529,307, respectively.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

12.     RELATED-PARTY TRANSACTIONS:

        As noted in Note 11, the Company currently leases the Orlando, Florida facility from the former principal stockholders and the Fort Myers, Florida facility from a trust whose beneficiaries are the heirs of one of the former principal stockholders. The Company paid $203,000, $203,000 and $179,000 to these related parties for the years ended October 31, 1999, 1998 and 1997, respectively.

        The Company also paid legal fees of approximately $20,000, $62,000 and $25,000 to a law firm owned in part by a former member of the Company's Board of Directors during the years ended October 31, 1999, 1998 and 1997, respectively.

        The Company also paid management consulting fees of approximately $30,000 to the new principal stockholder during the year ended October 31, 1999.


13.     ADVERTISING COSTS:

        The Company promotes its product lines through various advertising sources. Advertising expenses were approximately $1,046,000, $1,003,000 and $1,035,000 for the years ended October 31, 1999, 1998 and 1997, respectively.


14.     COMMITMENTS AND CONTINGENCIES:

        CONCENTRATION OF RISK
        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its funds with high credit quality institutions. At times, such monies may be in excess of the FDIC or other insurance limits. With regard to receivables, the Company routinely assesses the financial strength and collectibility of its customers and, as a consequence, believes that its accounts receivable credit risk is limited.

        The Company relies on several manufacturers as suppliers for its product lines. Approximately 49%, 58% and 69% of the Company's new vehicle sales for the years ended October 31, 1999, 1998 and 1997, respectively, consists of vehicles purchased from the same two manufacturers. In the opinion of management, the loss of any one brand of new recreational vehicle would not materially affect the Company. However, the loss of all the brands sold by either of the two largest manufacturers would have a material effect on the Company's sales. The Company's management feels the loss of all brands from either of these two manufacturers to be highly unlikely.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

14.     COMMITMENTS AND CONTINGENCIES - CONTINUED:

        CONSULTING AGREEMENTS
        On June 30, 1999, the Company entered into two separate consulting agreements with the former principal shareholders to assist the Company in corporate administration activities. These consulting agreements are for a two-year period. During the term of these agreements, the Company shall pay each consultant a total of $130,000 in fees, payable in monthly installments. In addition, each consultant was granted 40,000 shares of common stock (see Note 7). The consultants are also entitled to certain benefits and the reimbursement of expenses incurred.

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

        The Company records this commission income based upon the amount earned less allowances for chargebacks. In determining the allowances for chargebacks, the Company takes into consideration total customer loans outstanding and estimates the exposure for potential chargebacks associated with foreclosure and early payoffs of these loans. The Company also considers current and future economic conditions, the effects of the change in consumer interest rates and the aging of all loans outstanding. The chargeback allowance was approximately $63,300, $93,500 and $105,700 at October 31, 1999, 1998 and 1997, respectively.
        Finance chargebacks were approximately $30,000, $42,000 and $57,000 for 1999, 1998 and 1997, respectively.

        COMMON STOCK REPURCHASE
        On November 15, 1997, the Company's Board of Directors approved a plan to repurchase up to $1 million of common stock of the Company. On December 9, 1998, the Company's Board of Directors approved an increase in its common share repurchase program from the initial $1 million to $2 million and extended the repurchase period through the year 1999. The timing of the stock purchases are made at the discretion of management. At October 31, 1999, the Company has repurchased $541,655 of the total authorized shares to be repurchased.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

15.     SUBSEQUENT EVENTS:

        On November 11, 1999, the Company purchased 100% of the outstanding common stock of County Line Select Cars, Inc. for $6.5 million in cash and notes convertible into common stock.

        On January 7, 2000, the Company' shareholders approved the following items at a special meeting:

        o The Company's state of incorporation move from Florida to Delaware.

        o The Company's authorized number of shares of common stock increased from 10,000,000 to 25,000,000.

        o The Company was authorized to issue up to 2,000,000 shares of preferred stock.

        o The Company adopted new by-laws in connection with the reincorporation.

        o      The Company's 1999 Stock Compensation Program was approved.

        o Stock options granted in May of 1999 to Company's directors who served in and prior to May 1999.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Holiday RV Superstores, Incorporated
Orland, Florida


Our report on the consolidated financial statements of Holiday RV Superstores, Incorporated and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the fiscal years ended October 31, 1998 and 1999 included at page S-2 of the Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/PricewaterhouseCoopers LLP
-----------------------------

December 22, 1999

                                  SCHEDULE II
                                  -----------


             HOLIDAY RV SUPERSOTRES, INCORPORATED AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

            FOR THE FISCAL YEARS ENDED OCTOBER 31, 1999, 1998, 1997


--------------------------------------------------------------------------------------------------------

                                             CHARGES                       OTHER
                             BALANCE AT      TO COST        CHARGES        CHARGES-            BALANCE
                             BEGINNING       AND            TO OTHER       ADDITIONS           AT END OF
YEAR DESCRIPTION             OF PERIOD       EXPENSES       ACCOUNTS       (DEDUCTIONS)        PERIOD
                                                                               (a)
--------------------------------------------------------------------------------------------------------
1999 Finance Commissions
     Chargeback Reserves      $ 93,498       $ 30,357       $---           $(60,546)           $63,309

1998 Finance Commissions
     Chargeback Reserves       105,849         42,365        ---            (54,716)            93,498

1997 Finance Commissions
     Chargeback Reserves       135,260         57,362        ---            (86,773)           105,849

--------------------------------------------------------------------------------------------------------

(a)  Finance income chargebacks paid.