Form 10-K/A
period 1999-10-31
HOLIDAY RV SUPERSTORES INC
filed 2000-02-28
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                 Amendment No. 1
                                  FORM 10 - K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: OCTOBER 31, 1999

                                       or

[  ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

                         Commission file number: 0-16448

                          HOLIDAY RV SUPERSTORES, INC.

             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                        59-1834763
----------------------------------                ------------------------------
  (State or Other Jurisdiction                            (I.R.S. Employer
 of Incorporation or Organization)                       Identification No.)

7851 Greenbriar Parkway, Orlando, Florida                       32819
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:   None

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

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A is being filed with respect to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1999 filed with the Securities and Exchange Commission on January 28, 2000 (the "Form 10-K"). Part III, Item 10 "Directors and Executive Officers of the Registrant,"
Item 11 "Executive Compensation," Item 12 "Security Ownership of certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" of the Form 10-K are hereby amended and restated in their entirety to include the required disclosures.

     Except as provided in the next two paragraphs, the Form 10-K as amended hereby continues to speak as of the date of the Form 10-K and the disclosures have not been updated to speak to any later date. Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K. All information contained in this Amendment No. 1 and the Form 10-K is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the filing of the Form 10-K.

     On February 24, 2000, the Registrant reincorporated in Delaware and changed its name from Holiday RV Superstores, Incorporated to Holiday RV Superstores, Inc.

     In February 2000, the Registrant also under went several management changes.

     No exhibits are being filed with this Amendment No. 1 on Form 10-K/A.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

     Concurrent with the sale of a significant majority of the common stock of Holiday held by Newton C. and Joanne M. Kindlund in June 1999, each of Newton C. Kindlund, Joanne M. Kindlund, James P. Williams, Roy W. Parker, Harvey M. Alper and David A. Kamm resigned as directors of Holiday. Mr. Riley filled one of these vacancies and David A. Kamm was reappointed to the board of directors to fill another vacancy. Subsequently in July 1999 three new directors were appointed to fill the remaining three vacancies, Ronald G. Huneycutt, David J. Doerge and William E. Curtis.

     Mr. Riley was appointed the chairman of the board of directors of Holiday following his appointment as a director. In addition, the following changes to Holiday's management were made following the stock sale: W. Hardee McAlhaney resigned as vice president and chief financial officer and was appointed chief executive officer and president; Newton C. Kindlund resigned from his positions as president, chief executive officer and chairman of the board; Joanne M. Kindlund resigned from her positions as executive vice president, secretary and treasurer; and Ronald G. Huneycutt was appointed secretary.

     In August 1999, Patrick R. McNair was appointed as vice-president and chief financial officer and assistant secretary of Holiday. Victor L. Hess was appointed vice-president and chief operating officer in September 1999.

     Mr. Hess resigned as vice president and chief operating officer in November 1999.

     In February 2000, Mr. McNair resigned from all positions with Holiday and Gary L. Rodney was appointed chief financial officer. In February 2000, Mr.
McAlhaney also resigned as chief executive officer and president and was appointed assistant to the chairman. Mr. Huneycutt was appointed chief executive officer and president to replace Mr. McAlhaney.

Former Executive Officers and Directors

Name                                         Age                       Positions (period of service)

Newton C. Kindlund                           58                        President, Chief Executive Officer and Chairman of the Board
                                                                       (through June 1999)
Joanne M. Kindlund                           50                        Executive Vice President, Secretary and Treasurer
                                                                       (through June 1999)
James P. Williams                            60                        Director (through June 1999)
Roy W. Parker                                55                        Director (through June 1999)
Harvey M. Alper                              52                        Director (through June 1999)
Patrick R. McNair                            36                        Vice President, Chief Financial Officer, Treasurer and
                                                                       Assistant Secretary (August 1999 to February 2000)
Victor L. Hess                               51                        Vice President, Chief Operating Officer (September 1999)


Current Executive Officers and Directors

Name                                        Age              Position (period of service or commencement)

Michael S. Riley                             46              Chairman of the Board, Director (July 1999 to present)
Ronald G. Huneycutt                          56              Secretary (August 1999), President (February 2000),  Director (December
                                                             1999)
W. Hardee McAlhaney                          52              Chief Financial Officer (through June 1999), Chief Executive Officer and President (July 1999 - February 2000), Assistant to Chairman
                                                             (February 2000), Director
David A. Kamm                                62              Director
Paul G. Clubbe                               57              Director
William E. Curtis                            40              Director (July 1999)
David J. Doerge                              47              Director (July 1999)
Gary L. Rodney                               50              Chief Financial Officer, Assistant Secretary
                                                             and Treasurer (February 2000)
Paula M. Ouellette                           50              Vice President-Human Resources

Michael S. Riley

     Mr. Riley was appointed chairman of Holiday in July 1999. Mr. Riley is also chairman and co-founder of Atlas Recreational Holdings, Inc., a holding company formed to acquire and develop companies in the leisure industry. Mr. Riley has practiced law for more than 20 years in the areas of mergers and acquisitions and corporate finance, including eight years as principal of the Ft. Lauderdale-based firm Yonge and Riley LLP, and as manager of the Fort Lauderdale practice for regional law firm Adorno and Zeder. His background also includes serving as an Assistant State Attorney in Florida and special counsel to federal and state law enforcement agencies. Mr. Riley holds a law degree from the University of Notre Dame with an emphasis on international law.

Ronald G. Huneycutt

     Mr. Huneycutt was appointed a director in July 1999, secretary of Holiday in August 1999, and president in February 2000. Mr. Huneycutt has served as the chief financial officer and a director of publicly traded Atlas Healthcare, Inc., a Miami-based holding company for healthcare-related companies, since 1998. From May 1998 to November 1998, Mr. Huneycutt served as consultant and acting chief financial officer to Coordinated Care Solutions, Inc. in Coral Springs, Florida. Prior to that, Mr. Huneycutt worked at a number of healthcare companies in financial positions, including Hospital Staffing Services-vice president of finance and chief financial officer, 1996 to 1998; Neonatology Certified, Inc.-vice president of finance and business development, 1993 to 1996; and Surgicare America, Inc.-vice president of finance, 1991 to 1992. Prior to these positions, Mr. Huneycutt was a partner and spent 17 years at Coopers & Lybrand (now PricewaterhouseCoopers, LLP), in Miami, Florida. Mr. Huneycutt received his B.S. in Commerce from the University of Virginia and is a certified public accountant.

W. Hardee McAlhaney

     Mr. McAlhaney joined Holiday as corporate comptroller in 1989. He was appointed chief financial officer in October 1989, was appointed president and chief executive officer in June 1999 and has served as a director since 1993. In August 1999, Mr. McAlhaney resigned as chief financial officer and in February 2000, Mr. McAlhaney resigned as president and chief executive officer and was appointed assistant to the chairman. He attended the University of Tennessee in 1970 where he earned a B.S.B.A. degree, and the University of Florida in 1972 where he earned an M.B.A. Mr. McAlhaney served as chief financial officer for two national retail chains, The Athletic Attic and The Athlete's Foot, prior to joining Drexel, Burnham, Lambert as an investment consultant.

David A. Kamm

     Mr. Kamm has been a director of Holiday since May 1999. He is a registered Investment Advisor Representative with Raymond James and Associates in Ft. Myers, Florida. He obtained a B.S. in electrical engineering from the University of Illinois and a MBA from Michigan State University. Mr. Kamm has been in the investment business since 1970 and jointed his present employer in 1977. For the last eighteen years he has published a weekly column running in numerous newspapers across the State of Florida - "Take Stock in Florida."

Paul G. Clubbe

     Mr.  Clubbe has been a director  of Holiday  since 1987.  He  attended  St.
Dunstans College, England, Lisgar Collegiate, Ottawa, Ontario Canada and Pickering College, Toronto, Ontario Canada. From 1982 to 1995 Mr. Clubbe served as Executive Officer of Rotex Canada, Inc., of Scarborough, Canada. From 1963 to 1964 Mr. Clubbe was a sales representative for Morgan Paper Co., Ltd., Toronto, Canada. He is President of Paul Clubbe (Marketing) Limited and a member of the Board of Directors of Flesherton Concrete Products, Inc., Paulaurier Sales, Inc.

William E. Curtis

     Mr. Curtis was appointed a director of Holiday in July 1999. Mr. Curtis has served as the Midwestern regional vice president of Coast Business Credit since July 1999. Prior to joining Coast, Mr. Curtis provided investment banking and financial advisory services through A.B.C. Solution, Inc., where he has served from July 1996 to the present. Prior to forming A.B.C. in 1996, Mr. Curtis served in various asset based lending capacities with Allstate Financial Corporation-October 1994 to July 1996-and Great Western Financial Services-March 1992 to October 1994.

David J. Doerge

     Mr. Doerge was appointed a director of Holiday in July 1999. Mr. Doerge has been the President of Doerge Capital Management in Chicago, Illinois, a division of Balis, Lewittes and Coleman Inc., since 1994. Prior to forming Doerge Capital Management, Mr. Doerge was with Goldman, Sachs & Co. in Chicago, Illinois. Mr. Doerge earned his M.B.A. from the University of Chicago and his B.A. from Trinity College in Hartford, Connecticut.

Gary L. Rodney

     Mr. Rodney has been the chief financial officer, assistant secretary and treasurer of Holiday since February 2000. He was the chief financial officer of Command Software Systems, Inc. from 1997 to 1999, a manufacturer and distributor of commercial Anti-Virus software. From 1993 to 1999 he was the financial management consultant for Infoquest Tech/Results Group, specializing in information systems, customer software solutions, systems integration, strategic and financial planning and communications. From 1993 to 1996 he was the business manager and chief financial officer of Atlas Paper Mills, Ltd., a manufacturer and distributor of recycled paper products. Mr. Rodney holds a B.B.A from Florida International University and an M.B.A. from Barry University. Mr. Rodney is also a member of the following professional associations, American Institute of Certified Public Accountants, Florida Institute of Certified Public Accountants and FICPA Technology Committee Member. He has been a CPA since 1973.

Paula M. Ouellete

     Ms. Ouellette has served Holiday since 1989 in a variety of human resources and administration functions. She was appointed vice-president of human resources in 1997. She currently heads Holiday's labor relations, recruiting, benefits administration and labor law compliance efforts at the corporate level, while also overseeing human resources at each of Holiday's dealership locations. Ms. Ouellette joined Holiday from a Rhode Island-based supermarket chain, where she served as office manager and in various customer service manager positions.

Patrick R.  McNair

     Mr. McNair was appointed Holiday's chief financial officer, treasurer and assistant secretary in August 1999, a position he held until his resignation in February 2000. Prior to joining Holiday, he was vice president of finance and administration for CNL Fund Advisors, Inc., responsible for corporate finance and investment structuring for this $1 billion real estate investment trust. Mr. McNair previously served in various financial leadership positions for Sawtek, Inc., a publicly traded electronics manufacturer and WLR Foods Inc., a publicly held national food manufacturer and distributor. Mr. McNair also spent four years with accounting firm Arthur Andersen & Co. He holds bachelor's and master's degrees from the University of Georgia.

Item 11.    Executive Compensation

     The following tables and discussion summarize the compensation of the chief executive officer and each of the four other most highly compensated executive officers.

Summary Compensation Table

                                                                                                          Long-Term Compensation
                                                 Annual Compensation                                     ------------------------
                                                 --------------------
                                                                              Other
                                                                             Annual         Restricted      Stock
           Name and                        Salary           Bonus         Compensation        Stock         Options       Other
           Principal           Year          ($)             ($)               ($)          Awards ($)        (#)          ($)
           Position
          ------------        -------     ---------         ---------      ------------    ------------    ---------     --------
           Newton C.            1999        $73,254           $59,666         --               --           40,000          --
           Kindlund             1998        108,847                --         --               --             --            --
             Chairman,          1997        107,587                --         --               --             --            --
             President
             and Chief
             Executive
             Officer

           W. Hardee            1999       $102,639           $88,128         --               --             --          $597
           McAlhaney            1998         80,196            75,002         --               --             --           597
              President         1997         81,437            52,477         --               --             --           597
              and Chief
              Executive
              Officer
           ---------------- -- ------- -- ---------- --- ------------- -- -------------- -- ----------- --- -------- --- ---------

     The salary figures include contributions by Holiday pursuant to an employee benefit plan established under Section 401(k) of the Internal Revenue Code in the amounts of $3,662, $2,859 and $3,181 for Mr. Kindlund for 1999, 1998 and 1997 respectively, and $5,139, $4,549 and $4,027 for Mr. McAlhaney for 1999, 1998 and 1997 respectively. Mr. McAlhaney's bonuses are based on Holiday's net income before taxes. The other compensation payable to Mr. McAlhaney consisted of Holiday's payment of a part of the premium on a term life insurance policy for Mr. McAlhaney whose sole beneficiary is designated by Mr. McAlhaney. The policy has no cash surrender value provisions.

 Option Grants in Fiscal 1999

     The following table sets forth information concerning stock option grants made in the fiscal year ended October 31, 1999, to the individuals named in the Summary Compensation Table. There were no grants of stock appreciation rights, or SARs, during the year. Mr. Kindlund's options were granted to him in connection with his retention as a consultant following his resignation as an officer and director of Holiday.

                                                                                                    Potential realizable
                                                                                                  value at assumed annual
                                                                                                    rates of stock price
                                                                                                  appreciation for option
                               Individual grants                                                            term
-------------------------------------------------------------------------------- --------------- ---------------------------

                                                  Percent of
                               Number of            total
                               securities        options/SARs      Exercise or
                               underlying         granted to        base price
                                options          employees in         ($/sh)        Expiration
Name                          granted (#)        fiscal year                           Date         5% ($)        10%($)
--------------------------    -------------     ---------------    -------------    ------------    ----------    ----------
Newton C. Kindlund               40,000               100%             $3.21          6/30/04         $35,600       $78,400


Option Exercises in Fiscal 1999 and Fiscal Year-End Option Values

     The following table sets forth information concerning the number and value of options held at October 31, 1999, by the individuals named in the Summary Compensation Table. There were no options or SARs exercised during fiscal 1999 and no SARs were held at year-end. The fiscal year-end values are based on a price of $4.313, the reported closing price of common stock on October 29, 1999.


                                              Number of securities                     Value of unexercised
                                            underlying unexercised                     in-the-money options
                                              options at FY-end (#)                       FY-end ($)  (1)
                                   ----------------------------------------    -----------------------------------
Name                                Exercisable               Unexercisable    Exercisable          Unexercisable
-----------------------            ------------             ---------------    ------------         --------------
W. Hardee McAlhaney                  125,000                       --            $326,765                --

Newton C. Kindlund                      --                         --               --                   --
-----------------------------------------------------------------------------------------------------------------

 Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as to the shares of common stock owned as of February 24, 2000, by:

     (i) each person who beneficially owned more than five percent of the outstanding common stock of Holiday;

     (ii) each director or director nominee;

     (iii)each of the CEO and each of the other four most highly compensated executive officers whose annual compensation exceeded $100,000; and

     (iv) all the directors, directors nominees and officers as a group.

     Subject to community property laws where applicable, the person(s) as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned. The share numbers and percentages are calculated on the basis of the number of outstanding securities on the record date, which was 7,241,500, plus securities underlying each holder's options, warrants and securities convertible into common stock which have been issued and were exercisable within sixty (60) days of the record date, in accordance with SEC Rule 13d-3. Under this rule, the proposed option grants to the directors made in May 1999, which are not exercisable for one year, are not included in the table. Unless a person beneficially owns more than one percent of the outstanding common stock, no percentage is presented in the table. The address of all officers and directors is 7851 Greenbriar Parkway, Orlando, Florida 32819. Michael S. Riley, the Chairman of Holiday, is the Chairman of Atlas Recreational Holdings, Inc. and, as a result, all shares owned by Atlas are presented as beneficially owned by Mr. Riley also.


                                                   Numbers of Shares         Options Included
Name and Address                                  Beneficially Owned             In Total          Percentage of Class
-------------------------------------------     ------------------------    -------------------    -----------------------
Atlas Recreational Holdings, Inc.                     4,158,244                                          56.6%
     701 Brickell Avenue,
     Suite 3120
     Miami, Florida 33131
Michael S. Riley                                      4,158,244                                          56.6
W. Hardee McAlhaney                                     110,000                     100,000               1.5
Paul G. Clubbe                                           40,000                                             *
David A. Kamm                                                 0                                             *
William E. Curtis                                             0                                             *
David J. Doerge                                               0                                             *
Ronald G. Huneycutt                                           0                                             *
All directors, director nominees
   and officers as  a group (7 persons)               4,308,244                     100,000              58.7%
_________
* Less than 1%

Item 13   Certain Relationships and Related Transactions

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: February 28, 2000               HOLIDAY RV SUPERSTORES, INCORPORATED
                                       Registrant


                                       By:   /s/  Ronald G. Huneycutt
                                          ______________________________________
                                          Ronald G. Huneycutt, President
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURE                                  TITLE                                               DATE


/s/ Michael S. Riley                                  Chairman of the                                    February 28,2000
-----------------------------------                  Board of Directors
Michael S. Riley

/s/ Ronald G. Huneycutt                             President, Chief Executive                           February 28, 2000
-----------------------------------                Officer, Secretary, Director
Ronald G. Huneycutt                               (Principal Executive Officer)

/s/ Gary L. Rodney                                      Vice President,                                  February 28, 2000
-----------------------------------       Chief Financial Officer, Assistant Secretary
Gary L. Rodney                            (Principal Financial and Accounting Officer)

/s/  W. Hardee McAlhaney                                   Director                                      February 28, 2000
-----------------------------------
W. Hardee McAlhaney


----------------------------------                         Director                                      February 28, 2000
David J. Doerge

/s/ William Curtis                                         Director                                      February 28, 2000
----------------------------------
William Curtis


----------------------------------                         Director                                      February 28, 2000
Paul G. Clubbe


----------------------------------                         Director                                      February 28, 2000
David A. Kamm

                                       9