Form 10-Q
period 2000-01-31
HOLIDAY RV SUPERSTORES INC
filed 2000-03-16
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-16448

                          HOLIDAY RV SUPERSTORES, INC.

                               I.R.S. # 59-1834763

                        State of Incorporation: Delaware

                          Sand Lake West Executive Park
                             7851 Greenbriar Parkway
                             Orlando, Florida 32819

                                 (407) 363-9211

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X      NO
                                   ---        ---

         As of March 1, 2000, Holiday RV Superstores, Incorporated had outstanding 7,239,300 of Common Stock, par value $.01 per share.

                                TABLE OF CONTENTS

Item                                                                        Page

                                     Part I

                              Financial Information

         1. Consolidated Condensed Balance Sheets...........................  3

            Consolidated Condensed Statements of Operations.................  5

            Consolidated Condensed Statements of Cash Flows.................  6

            Notes to Consolidated Condensed Financial Statements ...........  8

         2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................... 10

         3. Quantitative and Qualitative Disclosures about Market Risk...... 14


                                     Part II

                                Other Information


         4. Submission of Matters to a Vote of Security Holders............. 15


         6. Exhibits and Reports on Form 8-K................................ 16

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                     ASSETS


                                                   01/31/00         10/31/99
                                                 (UNAUDITED)
                                                 -----------       -----------
CURRENT:

    Cash and cash equivalents                     $ 4,197,046      $ 9,119,264

    Accounts receivable:
         Trade and contracts in transit             4,149,692        2,234,980
         Other                                        839,447          393,278
    Inventories                                    60,150,405       28,755,779
    Prepaid expenses                                  172,615           60,587
    Refundable income taxes                           203,752          100,868
    Deferred income taxes                             177,000          177,000
                                                  -----------      -----------
TOTAL CURRENT ASSETS                               69,889,957       40,841,756

PROPERTY AND EQUIPMENT,
     less accumulated depreciation                 12,401,504        4,598,477

OTHER ASSETS
     Goodwill, less accumulated amortization        4,041,383               --
     Other                                            104,566          177,272

NONCURRENT DEFERRED INCOME TAXES                      117,000          117,000
                                                  -----------      -----------
TOTAL ASSETS                                      $86,554,410      $45,734,505
                                                  ===========      ===========


   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           01/31/00           10/31/99
                                                         (UNAUDITED)
                                                         -------------      -------------
CURRENT LIABILITIES:

     Floor plan contracts                                 $ 54,547,590       $ 23,673,241
     Accounts payable                                        1,659,451            410,732
     Customer deposits                                         226,529            111,519
     Accrued expenses                                        1,969,342          1,690,760
     Current portion of capital lease obligations               63,682             69,161
     Current portion of notes payable-real property             88,208                 --
     Notes payable-bank                                        400,000                 --
                                                          ------------       ------------
TOTAL CURRENT LIABILITIES                                   58,954,802         25,955,413

LONG TERM OBLIGATIONS
     Capital leases
          less current portion                                 144,624            155,730
     Notes-real property
          less current portion                               6,472,658                 --
                                                          ------------       ------------

TOTAL LONG TERM OBLIGATIONS                                  6,617,282            155,730

CONVERTIBLE NOTES                                            1,500,000                 --

STOCKHOLDERS' EQUITY:
     Preferred stock $.01 par; shares authorized
          2,000,000; issued 0
     Common stock $.01 par; shares authorized
          23,000,000; issued 7,540,000 and 7,505,000            75,400             75,050
     Additional paid-in capital                              5,235,996          5,184,370
     Retained earnings                                      14,712,585         14,905,597
     Treasury stock, 300,700 shares at cost                   (541,655)          (541,655)
                                                          ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                  19,482,326         19,623,362
                                                          ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 86,554,410       $ 45,734,505
                                                          ============       ============


   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATION
   ----------------------------------------------------------------------------
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                  01/31/00          01/31/99
                                                ------------       ------------
SALES & SERVICE REVENUE                         $ 34,038,673       $ 18,182,994

COST OF SALES AND SERVICE                         28,503,788         15,112,933
                                                ------------       ------------

     Gross profit                                  5,534,885          3,070,061

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                            5,025,861          2,429,147
                                                ------------       ------------

     Income from operations                          509,024            640,914

INTEREST INCOME                                       60,590            114,638
INTEREST EXPENSE                                    (837,726)          (347,425)
GAIN ON THE SALE OF FIXED ASSETS                          --            316,747
                                                ------------       ------------

     Income (loss)  before income taxes             (268,112)           724,874

INCOME TAXES (BENEFIT)                               (75,100)           282,700
                                                ------------       ------------

NET (LOSS) INCOME                               $   (193,012)      $    442,174
                                                ============       ============
BASIC AND DILUTED (LOSS) EARNINGS
PER COMMON SHARE                                $      (0.03)      $       0.06
                                                ============       ============
WEIGHTED AVERAGE NUMBER OF
SHARES--BASIC                                      7,226,000          7,192,200
                                                ============       ============
WEIGHTED AVERAGE NUMBER OF
SHARES--DILUTED                                    7,226,000          7,260,600
                                                ============       ============

   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
  ----------------------------------------------------------------------------
                                   (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                        JANUARY 31
                                                                 2000                1999
                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                             $ 33,447,281       $ 17,853,412
     Cash paid to suppliers and employees                      (32,352,664)       (17,597,929)
     Interest received                                              60,589            114,638
     Interest paid                                                (837,726)          (337,071)
     Income taxes paid                                            (102,884)            (9,620)
                                                              ------------       ------------
Net cash provided by operating activities                          214,596             23,430
                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                  (1,036,985)            (8,821)
     Proceeds from the sale of property and equipment                   --          1,193,444
     Acquisition of County Line RV, net of cash acquired        (4,054,775)                --
                                                              ------------       ------------

Net cash (used in) provided by investing activities             (5,091,760)         1,184,623

CASH FLOWS FROM FINANCING ACTIVITIES:
     Treasury stock purchases                                           --           (108,439)
     Repayment of capital lease obligations                        (16,585)           (10,644)
     Proceeds from notes on real property                        1,550,000                 --
     Repayment of notes to former County Line
        shareholders                                            (1,629,845)                --
     Proceeds from the issuance of common stock from
        exercise of options                                         51,376                 --
                                                              ------------       ------------
Net cash used in financing activities                              (45,054)          (119,083)
                                                              ------------       ------------
Net (decreases) increases in cash and cash equivalents          (4,922,218)         1,088,970

CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER                  9,119,264          7,441,806
                                                              ------------       ------------
CASH AND CASH EQUIVALENTS, END OF QUARTER                     $  4,197,046       $  8,530,776
                                                              ============       ============

   See accompanying notes to the consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
                                  (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                          JANUARY 31
                                                                  2000              1999
                                                              ------------       ------------
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:

  Net (loss) income                                           $   (193,012)      $    442,174

  Adjustments to reconcile net (loss) income to net cash
     Provided by operating activities:
        Depreciation and amortization                              163,630             83,933
        Amortization of deferred compensation                           --                937
        Gain on disposal of property and equipment                      --           (316,747)
        Stock option compensation expense                           80,496                 --

  Changes in assets and liabilities:
     (Increases) decreases in:
        Accounts receivable                                       (919,254)          (498,877)
        Refundable income taxes                                    (69,636)            27,363
        Inventories                                            (13,800,481)        (3,534,241)
        Other assets                                               (68,901)             9,905

     (Increases) decreases in:
        Floor plan contracts                                    15,637,907          3,528,930
        Accounts payable                                          (321,121)            10,657
        Customer deposits                                          115,010            169,295
        Accrued expenses and income taxes payable                 (410,042)           100,101
                                                              ------------       ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $    214,596       $     23,430
                                                              ============       ============

   See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 1999. The accompanying financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company elimination's necessary to summarize fairly the Company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for three months ended January 31, 2000 are not necessarily indicative of results to be expected for the fiscal year.

NOTE 2.  INVENTORIES

         Inventories are summarized as follows:

                              JANUARY 31, 2000      OCTOBER 31, 1999
                              ----------------      ----------------
New Vehicles                    $44,212,368           $20,922,867
New Marine                        1,471,382             1,503,756
Used Vehicles                    12,438,199             4,543,606
Used Marine                         109,675               209,276
Parts and Accessories             1,918,781             1,576,274
                                -----------           -----------
                                $60,150,405           $28,755,779
                                ===========           ===========

NOTE 3.  CONVERTIBLE NOTES

         In connection with the acquisition of County Line Select Cars, Inc., the Company issued two $750,000 notes to the former shareholders of County Line. The notes have a three-year term and were issued at an interest rate of 8.25% per annum. Payments of interest only are due quarterly, with the full principal balance due on or before three years from issuance. The notes are convertible, at the option of the holder, into common stock of the Company at a fixed conversion price per share, at any time after two years from the date of issuance.

NOTE 4.  ACQUISITIONS

         On November 11, 1999 the Company acquired 100% of the issued and outstanding stock of County Line Select Cars, Inc. The total purchase price paid to the County Line shareholders was $6.5 million, consisting of $5.0 million cash and $1.5 million in notes convertible into the Company's common stock. In connection with the County Line acquisition, the Company repaid $1.6 million of loans outstanding to the former County Line shareholders. The acquisition has been accounted for under the purchase method of accounting which resulted in the recognition of approximately $4.0 million in goodwill, to be amortized over 20 years on a straight-line basis.

         The following unaudited pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of periods presented herein. This presentation is for informational purposes only and does not purport of being indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

                                                      THREE MONTHS ENDED
                                                01/31/00              01/31/99
                                              -----------           -----------

Revenue                                       $36,270,000           $35,418,000
Net (Loss) Income                                (203,000)              486,000
Diluted (Loss) Earnings  Per Share            $     (0.03)          $      0.07

On January 11, 2000, the Company acquired all of the land and buildings related to the operations of County Line Select Cars, Inc. from County Line's former shareholders. The total purchase price was $5.0 million, with the sellers providing first mortgage financing for the entire purchase. The mortgage has a 10 year term at an interest rate of 9.5% per annum, with principal and interest payable monthly based on a 20 year amortization.

NOTE 5.  STOCK OPTIONS GRANTED

         The Company granted stock options during the quarter ended January 31, 2000 to four of its executives totaling 405,000 shares. The results of operations presented for the three months ended January 31, 2000 include approximately $80,000 compensation expense for stock options granted, at then less than fair market value, resulting from the grant made during the period to one of the Company's executives, and grants made in prior periods to consultants to the Company and to prior members of the Company's Board of Directors.

NOTE 6.  SUBSEQUENT EVENT

         On March 1, 2000, the Company purchased 100% of the outstanding common stock of Little Valley Auto and RV Sales, Inc. for a total of $3.4 million in cash and a note convertible into common stock. The note has a three-year term, and was issued at an interest rate of 7.50% per annum. Payments of interest only are due quarterly, with the full principal balance due on or before three years from issuance. The note is convertible, at the option of the holders, into common stock of the Company at a fixed price per share, at any time after two years from the date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should," "expects," "hopes," "plans," "anticipates," "projected," "believes," "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future. Holiday wishes to caution investors that any forward-looking statements made by or on behalf of Holiday are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed in Holiday's Form 10-K for the year ended October 31, 1999 (many of which have been discussed in prior SEC filings by Holiday). Though Holiday has attempted to list the factors it believes to be important to its business, Holiday wishes to caution investors that other factors might prove to be important in affecting Holiday's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements.

         Investors are further cautioned not to place undue reliance on any forward-looking statements as they speak only of Holiday's view as of the date the statement was made. Holiday undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

GENERAL

         Holiday is a multi-store retail chain engaged in the retail sales and service of recreation vehicles, or RVs, and recreation boats. As of January 31, 2000 Holiday operated twelve retail centers, six in Central and North Central Florida, two in the Gulf Coast areas of Tampa and Ft. Myers, Florida, one in Roseville, South Carolina, two in California's central valley cities of Sacramento and Bakersfield and one in Las Cruces, New Mexico. On March 1, 2000 the thirteenth center was acquired in Prosperity, West Virginia.

         Holiday intends to capitalize on the anticipated double-digit growth and upon the significant consolidation opportunities available in the highly fragmented recreational vehicle industry by acquiring additional dealers and improving their performance and profitability through the implementation of Holiday's operating strategies. The primary acquisition focus is on well-established recreational vehicle dealers in geographic markets not currently served by the operating subsidiaries, particularly geographic markets with strong demographics. Holiday also may seek to acquire dealers that, while located in attractive geographic markets, have not been able to realize favorable market share or profitability and that can benefit substantially from Holiday's systems and operating strategies. Holiday is also considering opportunities within its existing markets when operating and marketing efficiencies can be obtained by the addition of more dealerships. Holiday may expand its range of product lines and its market penetration by acquiring dealers that distribute recreation vehicle product lines different from those currently offered by Holiday.

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

         The first acquisition was completed on November 11, 1999, when Holiday purchased 100% of the outstanding common stock of County Line Select Cars, Inc. from its shareholders, Armando Alonso and Francisco Alonso. County Line is based in Ocala, Florida and its annual revenue was approximately $70 million prior to the acquisition. The County Line purchase established a leadership position in Florida by expanding the number of dealerships in Florida from three to eight. The acquisition also strengthened Holiday's depth of management by establishing Holiday's first regional office.

         The second acquisition was completed on March 1, 2000, when Holiday purchased 100% of the outstanding stock of Little Valley Auto and RV Sales, Inc. from its shareholders Ernest Davis, Jr. and Lori A. Davis. Little Valley is based in Prosperity, West Virginia and its annual revenue was approximately $13 million prior to the acquisition. The Little Valley purchase expands Holiday's platform in the Mid-Atlantic states. The quality and experience of management and the historical profitability of its operations exceeded Holiday's thresholds.

         Holiday has launched a marketing program to consolidate and rebrand the various tradenames of its subsidiaries under a new national tradename identity--Recreation USA. Currently, Holiday and its subsidiaries operate under multiple tradenames, including the original tradename Holiday RV Superstores along with County Line RV and Little Valley RV. Holiday intends to gradually phase in its new tradename during Fiscal 2000 as customer awareness of the Recreation USA brand increases. This strategy capitalizes on the "brand name equity" of the acquired stores while the new name--Recreation USA--becomes more recognized. This is the strategy Holiday intends to use when acquiring dealerships in the future.

MATERIAL CHANGES IN FINANCIAL CONDITION

         Certain current accounts, such as inventories and floor plan contracts, materially changed during the period. These changes are a result of normal seasonality of the business, except as discussed in the liquidity and capital resources section of this report.

LIQUIDITY AND CAPITAL RESOURCES

         Holiday's cash needs are primarily for its strategic acquisitions, and to a lesser degree to support operations including non-floored inventory for resale and slower sales period liquidity. These cash needs have historically been financed with cash from operations and cash in Holiday's treasury. Changes in Holiday's new inventory are financed by floor plan credit facilities.

         During the period ended January 31, 2000 Holiday's cash flows increased significantly reflecting the activities of the County Line acquisition and the new stores acquired. Cash flows from operating activities nearly doubled in all major categories. Net cash provided by operating activities increased to $215,000 from $23,000.

         Investing activities used $5.1 million cash, $4.1 million for the purchase of County Line common stock, and $1.0 million primarily for building the relocated Spartanburg, S.C. dealership.

         Cash provided by financing activities was primarily $1.6 million from a real property mortgage in Spartanburg offset by the use of $1.6 million to retire notes from the prior shareholders of County Line, as a condition of the County Line acquisition.

         Net use of cash from all activities was $4.9 million, reducing cash and cash equivalents as of January 31, 2000 to $4.2 million, as compared to $8.5 million as of January 31, 1999.

         Working capital decreased to $10.9 million from $14.8 million the prior year primarily due to a decrease in current assets resulting from cash used for acquisitions, and increased current liabilities resulting from additional floor plan financing for used vehicle inventory.

         Holiday's principal long-term commitments, as of January 31, 2000, consists of obligations under operating leases and commitments, at the option of the note holders, to convert notes into Holiday's common stock at a fixed conversion price.

         Holiday also has a contingent liability to repay a portion of agency commission, or referral fees, received from lending institutions whereby Holiday referred customers to one or more third-party financing sources and earned agency commissions if the lender consummated a loan contract with the customer. In some cases, Holiday could be required to pay back the agency commission to the lender if the loan is paid off or foreclosed in a specific period of time, usually limited to the first six months of the term, if the chargeback amount exceeds reserves retained by the lender. Holiday records commission income based upon the amount earned less allowances for chargebacks. In determining the allowance, Holiday takes into consideration the current and predicted future economic conditions, the effects of changes in consumer interest rates, and the aging of referred customer loans to estimate potential chargebacks.

         Holiday's growth strategies are dependent upon obtaining adequate financing for the purchase of recreation vehicle and marine dealerships. Holiday's management is currently evaluating various sources of capital, its cost, and its ultimate effect on Holiday's capitalization. Holiday currently has approximately $6.0 million available under floor plan lines of credit and bank lines of credit.

         Holiday's management believes it can obtain additional debt financing at reasonable cost for its expansion. Three of the dealership properties owned by Holiday are not mortgaged. Management is currently considering mortgage financing, or the sale of its real property on a leaseback arrangement, for which the proceeds could be used for expansion of operations.

         Holiday intends to continue the use of its common stock, either by initial payment or by issuing debt convertible to common stock, as one form of partial, or complete payment for acquisitions. However, management does not expect a dilutive effect on the common stockholders of Holiday as a result from issuing such common stock.

         On January 7, 2000, a special shareholder meeting approved seven items recommended by Holiday's board. Among the items, two could provide Holiday with additional capital raising opportunities. Holiday's authorized common shares were increased from 10 million to 23 million. Secondly, Holiday was authorized to issue up to two million shares of preferred stock. Management feels both of these items are necessary to initiate Holiday's expansion.

         During the next twelve months it may be necessary to issue additional common stock, additional debt convertible to common stock, or preferred stock that could be converted to common stock, to fund Holiday's expansion. However, management believes the issuance of additional common stock or preferred stock convertible to common stock will be anti-dilutive to its shareholders.

RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2000, COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1999.

         Sales and service revenue increased 87% to $34.0 million from $18.2 million. The primary components of the increase was the revenue from the newly acquired dealerships in Fiscal 2000 and positive comparable store sales. Accordingly, of the increase in sales and service revenue, $15 million, or 82%, was related to the newly acquired County Line dealerships. Holiday also benefited from comparable store sales. During the quarter, sales and service revenue increased by $0.8 million on a proforma comparable basis (12 stores).

         Management believes the relative small comparable store sales increase was primarily due to decreased customer traffic as result of the negative impact of increased gas prices and interest rates. Management has responded to these market conditions with a new focus on aggressive promotions, improved product mix and service.

         Gross profit increased 80% to $5.5 million from $3.1 million. As a percent of revenue, the gross margin decreased to 16.3% from 16.9% primarily due a change in strategy relative to the inventory mix resulting in the sale of some new and used vehicles at lower than normal gross margins.

         Agency commissions represented 13.6% of Holiday's total gross profit, as compared to 17.6% the prior year.

         Selling, general and administrative (SG&A) expenses increased $2.6 million or 107% to $5.0 million primarily due to $2.2 million of SG&A expense for the newly acquired stores. As a percent of revenue, SG&A increased to 14.8% from 13.4% primarily due to increased personnel expense to build an infrastructure for expansion, expenses related to improving shareholder relations and communications, and promotion expense to establish Holiday's new brand identity.

         Operating income decreased 20% to $509,000 from $641,000. As a percent of revenue, operating income decreased to 1.5% from 3.5%.

         Interest income decreased 47% to $61,000 from $115,000 due to cash used in investing activities. Interest expense increased 141% primarily due to an increase in floor plan financing for inventory and convertible notes to shareholders resulting from acquisitions.

         Income before income tax decreased $993,000 or 137% to a loss of $268,000 from an income of $725,000. A gain of $317,000 was realized in the prior year from the sale of Holiday's Atlanta dealership property and equipment.

         The combined Federal and State tax benefit rate was 28% compared to an income tax expense rate of 39% in the prior year. The combined rate decreased due to increases in non-deductible expenses for tax, principally goodwill.

         Net income decreased 144% to a loss of $193,000 compared to a net income of $442,000. Net loss, as a percent of revenue, was -0.6% compared to net income as percent of revenue of 2.4%.

         Earnings per share was a loss of 3 cents compared to an income of 6 cents.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN EXCHANGE. To date, Holiday's revenue from operations has exclusively been denominated in United States dollars. The recreational vehicle and boat products that Holiday sold to date have been priced in United States dollars and all our sales in the fiscal year 1998 and 1999 and the first quarter of 2000 have been denominated in United States dollars. In the future, Holiday may acquire recreational vehicle or boat products that are priced in currencies other than the United States dollar and Holiday may expand sales operations outside the United States. If either of these events occur, fluctuations in the values of the respective currencies in which Holiday purchases or sells could adversely affect Holiday. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that Holiday would not experience currency losses in the future, nor can Holiday predict the effect of exchange rate fluctuations upon future operating results. In the event Holiday conducts transactions in currencies other than the United States dollar, management intends to carefully evaluate Holiday's currency management policies. If management deems it appropriate, Holiday may consider hedging a portion of a currency exposure in the future.

         INTEREST RATES: Holiday invests its surplus cash in financial instruments consisting principally of overnight bank repurchase agreements with fixed rates of interest. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Holiday's overnight repo investments have some of the characteristics of floating rate securities, since the rates are subject to change each business day. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. If in the future we invest in longer term fixed rate investments we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. We may also face interest rate risk exposure in connection with debt issued in connection with our acquisition strategy.

                                     PART II

                                OTHER INFORMTION

         There is no information to report under Items 1, 2, 3, or 5 of Part II of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of Shareholders of Holiday was held on January 7, 2000, at which the following items were submitted and approved:

                                                                        VOTES            VOTES        NUMBERS OF
                                                                         FOR            AGAINST      ABSTENTIONS
                                                                      ---------        ---------     ------------
(1)  Change in Holiday's state of incorporation
     from Florida to Delaware by means of a merger
     of Holiday   with and into a wholly-owned
     subsidiary;                                                       6,069,226        376,367           11,300

(2)  Increase the authorized number of shares of
     capital stock in Holiday's Certificate of Incorporation
     to be filed in Delaware in connection with the
     reincorporation from the present 10,000,000 to
     25,000,000;                                                       6,152,261        287,332           17,300

(3)  Authorize Holiday's Delaware Certificate of
     Incorporation the issuance of up to 2,000,000
     shares of preferred stock.                                        5,806,291        631,102           19,500

(4)  Adopt by laws in connection with the reincorporation;             6,092,649        378,667           16,100

(5)  Provide in Holiday's Delaware Certificate of
     Incorporation and bylaws for a classified board
     of directors and advance notice of shareholders
     proposals and nominations for the election of
     directors;                                                        6,067,149        405,367           14,900

(6)   Approve the Holiday RV Superstores, Inc. 1999
      Stock Compensation Program;                                      5,806,247         632,425          18,221

(7)   Approve grants of stock options to Holiday's directors
      who serve as directors in of and prior to May 1999;              6,309,634         125,418          21,841

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

      See the Exhibit Index on page 18.

     REPORTS ON FORM 8-K

     Holiday filed a report on Form 8-K dated November 11, 1999 reporting the acquisition of 100% of the issued and then outstanding stock of County Line Select Cars, Inc. Holiday filed a Form 8 K/A dated January 25, 2000 including the audited historical financial statements of the business acquired and pro forma financial information required under Item 7 of the report filed on Form 8-K dated November 11, 1999.

     Holiday filed on January 31, 2000 a report on Form 8-K dated January 25, 2000, reporting the press release announcing management changes in the Company.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE                                HOLIDAY RV SUPERSTORES, INC.
----


                                    /s/ RONALD G. HUNEYCUTT
March 16, 2000                      ---------------------------------
                                     Ronald G. Huneycutt, President
                                     Chief Executive Officer

                                    /s/ GARY RODNEY
March 16, 2000                      ---------------------------------
                                    Gary Rodney, Vice President
                                    Chief Financial Officer
                                     Principle Accounting Officer

                                  Exhibit Index

EXHIBIT NO.                DESCRIPTION
-----------                -----------

27.1                       Financial Data Schedule