Form 10-Q
period 2000-04-30
HOLIDAY RV SUPERSTORES INC
filed 2000-06-14
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   ----------

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

         As of May 31, 2000, Holiday RV Superstores, Inc. had outstanding 7,339,300 of Common Stock, par value $.01 per share.

                                TABLE OF CONTENTS

Item                                                                        Page

                                     Part I

                              Financial Information

1.       Consolidated Condensed Balance Sheets ...........................    3

         Consolidated Condensed Statements of Operations..................    5

         Consolidated Condensed Statements of Cash Flows..................    6

         Notes to Consolidated Condensed Financial Statements.............    8

2.       Management's Discussion and Analysis of Financial
             Condition and Results of Operations .........................    11

3.       Quantitative and Qualitative Disclosures about Market Risk.......    16



                                     Part II

                                Other Information

4.       Submission of Matters to a Vote of Security Holders..............    17


6.       Exhibits and Reports on Form 8-K.................................    17

                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------

                                     ASSETS

                                                    04/30/00        10/31/99
                                                  (Unaudited)
                                                  -----------      -----------
CURRENT:
    Cash and cash equivalents                     $ 4,012,099      $ 9,119,264
    Contracts in transit                            4,685,159        1,889,721
    Accounts receivable:
         Trade                                      1,374,235          170,431
         Other                                      1,045,006          568,106
    Inventories                                    63,990,917       28,755,779
    Prepaid expenses                                  360,315           60,587
    Refundable income taxes                           128,952          100,868
    Deferred income taxes                             177,000          177,000
                                                  -----------      -----------
TOTAL CURRENT ASSETS                               75,773,683       40,841,756

PROPERTY AND EQUIPMENT,
     less accumulated depreciation                 13,580,954        4,598,477

OTHER ASSETS,
     Goodwill, less accumulated amortization        6,206,156               --
     Other                                            311,385          177,272

NONCURRENT DEFERRED INCOME TAXES AND OTHER            729,837          117,000

                                                  -----------      -----------
TOTAL ASSETS                                      $96,602,015      $45,734,505
                                                  ===========      ===========



See accompanying notes to the consolidated condensed financial statements.

                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             4/30/00           10/31/99
                                                          (Unaudited)
                                                          ------------       ------------
CURRENT LIABILITIES:

     Floor plan contracts                                 $ 58,049,626       $ 23,673,241
     Accounts payable                                        3,088,059            410,732
     Customer deposits                                         258,087            111,519
     Accrued expenses & other current liabilities            2,112,529          1,690,760
     Current portion of capital lease obligations               72,767             69,161
     Current portion of notes payable-real property             89,649                 --
     Notes payable                                           2,314,333                 --
                                                          ------------       ------------
TOTAL CURRENT LIABILITIES                                   65,985,050         25,955,413

LONG TERM OBLIGATIONS
     Capital leases,
          less current portion                                 221,611            155,730
     Notes-real property,
          less current portion                               7,107,082                 --
                                                          ------------       ------------
TOTAL LONG TERM OBLIGATIONS                                  7,328,693            155,730

CONVERTIBLE SELLERS NOTES                                    3,231,919                 --

STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par; shares
          authorized 2,000,000; issued 0
    Common stock $.01 par; shares authorized
          23,000,000; issued 7,640,000 and 7,505,000            76,400             75,050
    Additional paid-in capital                               5,655,932          5,184,370
    Retained earnings                                       14,865,676         14,905,597
    Treasury stock, 300,700 shares at cost                    (541,655)          (541,655)
                                                          ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                  20,056,353         19,623,362
                                                          ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 96,602,015      $ 45,734,505
                                                          ============       ============


See accompanying notes to the consolidated condensed financial statements.

                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                   (Unaudited)

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED

                                                 04/30/00          04/30/99          04/30/00           04/30/99
                                               ------------      ------------      ------------       ------------
SALES AND SERVICE REVENUE                      $ 49,849,728      $ 26,258,070      $ 83,888,401       $ 44,441,064

COST OF SALES AND SERVICE                        41,764,470        22,009,604        70,268,258         37,122,537
                                               ------------      ------------      ------------       ------------

     Gross Profit                                 8,085,258         4,248,466        13,620,143          7,318,527

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                           6,670,234         2,761,418        11,696,095          5,190,565
                                               ------------      ------------      ------------       ------------

     Income from operations                       1,415,024         1,487,048         1,924,048          2,127,962

INTEREST INCOME                                      75,278           136,094           135,868            250,732
INTEREST EXPENSE                                 (1,204,911)         (241,887)       (2,042,637)          (589,312)
GAIN ON THE SALE OF ASSET                                --                --                --            316,747
                                               ------------      ------------      ------------       ------------

     Income before income taxes                     285,391         1,381,255            17,279          2,106,129

INCOME TAXES                                        132,300           538,700            57,200            821,400
                                               ------------      ------------      ------------       ------------

NET (LOSS) INCOME                              $    153,091      $    842,555      $    (39,921)      $  1,284,729
                                               ============      ============      ============       ============

BASIC AND DILUTED EARNINGS
(LOSS) PER COMMON SHARE                        $       0.02      $       0.12      $      (0.01)      $       0.18
                                               ============      ============      ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC           7,267,100         7,166,500         7,240,400          7,180,600
                                               ============      ============      ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED         7,459,000         7,256,800         7,445,000          7,263,700
                                               ============      ============      ============       ============


See accompanying notes to the consolidated condensed financial statements.

           HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES CONSOLIDATED
                       CONDENSED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                           SIX MONTHS ENDED
                                                                              APRIL 30
                                                                       2000               1999
                                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                  $ 84,034,969       $ 44,201,435
     Cash paid to suppliers and employees                           (81,389,528)       (41,336,055)
     Interest received                                                  135,868            250,732
     Interest paid                                                   (1,633,534)          (588,677)
     Income taxes paid                                                  (85,284)          (571,598)
                                                                   ------------       ------------
Net cash provided by operating activities                             1,062,491          1,925,837

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                       (2,310,845)           (22,200)
     Proceeds from the sale of property and equipment                        --          1,199,935
     Acquisition of County Line RV, net of cash acquired             (4,054,775)                --
     Acquisition of Little Valley RV, net of cash acquired           (1,740,873)                --
     Acquisition of Luke Potter Assets                                 (666,951)                --
                                                                   ------------       ------------
Net cash (used in) provided by investing activities                  (8,773,444)         1,177,735

CASH FLOWS FROM FINANCING ACTIVITIES:
     Treasury stock purchases                                                --           (108,876)
     Repayment of capital lease obligations                             (33,630)           (25,916)
     Proceeds from notes on real property                             2,200,000                 --
     Proceeds from notes payable                                      2,920,863                 --
     Repayment of notes to former County Line shareholders           (1,629,845)                --
     Repayment of notes payable                                      (1,100,000)                --
     Proceeds from the issuance of common stock from exercise
       of options                                                       246,400                 --
                                                                   ------------       ------------
Net cash provided by (used in) financing activities                   2,603,788           (134,792)
                                                                   ------------       ------------
Net (decreases) increases in cash and cash equivalents               (5,107,165)         2,968,780

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        9,119,264          7,441,806
                                                                   ------------       ------------
CASH AND CASH EQUIVALENTS, END OF QUARTER                          $  4,012,099       $ 10,410,586
                                                                   ============       ============

See accompanying notes to the consolidated condensed financial statements.

                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                               SIX MONTHS ENDED
                                                                                   APRIL 30
                                                                            2000               1999
                                                                        ------------       ------------
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY  OPERATING ACTIVITIES:

  Net (loss) income                                                     $    (39,921)      $  1,284,729

  Adjustments to reconcile net (loss) income to net cash
    Provided by operating activities:
      Depreciation and amortization                                          368,369            159,215
      Amortization of deferred compensation                                       --                937
      Gain on disposal of property and equipment                                  --           (316,747)
      Stock option compensation expense                                      160,990                 --

  Changes in assets and liabilities, net of effect of acquisitions
    (Increases) decreases in:
      Contracts in transit                                                (2,795,438)          (297,404)
      Accounts receivable                                                   (168,704)          (264,181)
      Refundable income taxes                                                (28,084)                --
      Inventories                                                         (9,948,520)        (3,926,477)
      Other assets                                                         1,389,227             10,646

    Increases (decreases) in:
      Floor plan contracts                                                11,438,629          4,313,741
      Accounts payable                                                       748,970            504,898
      Customer deposits                                                      146,568            321,956
      Accrued expenses and income taxes payable                             (209,595)           134,524
                                                                        ------------       ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               $  1,062,491       $  1,925,837
                                                                        ============       ============


See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in Holiday's 10-K for the fiscal year ended October 31, 1999. The accompanying financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company eliminations necessary to summarize fairly Holiday's financial position and results of operations. Due to the seasonality of the Holiday's business and other economic factors, the results of operations for six months ended April 30, 2000 are not necessarily indicative of results to be expected for the fiscal year.

NOTE 2.  INVENTORIES

     Inventories are summarized as follows:


                                       APRIL 30, 2000     OCTOBER 31, 1999
                                       --------------     ----------------
New RV                                  $44,770,275          $20,922,867
New Marine & Other                        2,575,318            1,503,756
Used RV                                  13,339,585            4,543,606
Used Marine & Other                         900,624              209,276
Parts and Accessories                     2,405,115            1,576,274
                                        -----------          -----------
                                        $63,990,917          $28,755,779
                                        ===========          ===========

NOTE 3.  ACQUISITIONS

     On November 11, 1999, Holiday acquired 100% of the issued and outstanding stock of County Line Select Cars, Inc. The total purchase price paid to the County Line shareholders was $6.5 million, consisting of $5.0 million cash and $1.5 million in notes convertible into Holiday's common stock. In connection with the County Line acquisition, the Company repaid $1.6 million of loans outstanding to the former County Line shareholders. Holiday also granted options on 38,000 shares of Holiday stock to each of the two County Line shareholders, at then market price, for future employment services to Holiday. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $4.0 million in goodwill, to be amortized over 20 years on a straight-line basis.

     On March 1, 2000, Holiday acquired 100% of the issued and outstanding stock of Little Valley Auto & RV Sales, Inc. The total purchase price paid to the Little Valley shareholders was $3.4 million, consisting of $1.7 million cash and $1.7 million in a note convertible into Holiday common stock. The acquisition has been accounted for under the purchase method of accounting which resulted in the recognition of approximately $1.7 million in goodwill, to be amortized over 20 years on a straight-line basis

     The following unaudited pro-forma summary presents the consolidated results of operations of Holiday as if the acquisitions had occurred at the beginning of periods presented herein. This presentation is for informational purposes only and does not purport of being indicative of what would have occurred had the acquisitions been made as of these dates or of results which may occur in the future.

                                                         SIX MONTHS ENDED
                                                    04/30/00          04/30/99
                                                  -----------       -----------
Revenue                                           $89,172,000       $87,531,000
Net (Loss) Income                                     (72,000)        1,575,000
Diluted (Loss) Earnings Per Share                 $     (0.01)      $      0.22

     On January 11, 2000, Holiday acquired all of the land and buildings related to the operations of County Line Select Cars, Inc. from County Line's former shareholders. The total purchase price was $6.5 million, with the sellers providing first mortgage financing for $5.0 million. The mortgage has a 10-year term at an interest rate of 9.5% per annum, with principal and interest payable monthly based on a 20-year amortization.

     On March 17, 2000 Holiday entered into a lease with Luke Potter Winnebago, Winter Garden, Florida, and acquired inventory and selected operating assets in connection with the relocation of its Orlando, Florida dealership.

NOTE 4.  ACQUISITION DEBT

     In connection with the acquisition of County Line Select Cars, Inc., Holiday issued two $750,000 notes to the former shareholders of County Line. The notes have a three-year term and were issued at an interest rate of 8.25% per annum. Payments of interest only are due quarterly, with the full principal balance due on or before three years from issuance. The notes are convertible, at the option of the holder, into common stock of Holiday at a fixed conversion price per share, after two years from the date of issuance.

     In connection with the acquisition of Little Valley Auto & RV Sales, Inc., Holiday issued a note to the former shareholders of Little Valley in the amount of $1.73 million. The note has a three-year term and was issued at an interest rate of 7.5% per annum. Payments of interest only are due quarterly, with the full principal balance due on or before three years from issuance. The note is convertible, at the option of the holder, into common stock of Holiday at a fixed conversion price per share, after two years from the date of issuance.

     Holiday borrowed $1.6 million from Doerge Capital Management in connection with the Little Valley acquisition. The interest rate was 15.0% per annum. In connection with the loan, Holiday issued to the lender, 22,000 warrants to purchase shares of Holiday at then market price. The warrants are for five years and have a one- year vesting period. Approximately $29,000 has been ascribed to the warrants under the Black-Scholes valuation model and the value is being recognized as consulting expense by Holiday over the life of the loan. Principal and interest were due 90 days from funding. The loan has been repaid in full by Holiday. David J. Doerge, a member of Holiday's Board of Directors, is president of Doerge Capital Management.

NOTE 5.  STOCK OPTIONS AND WARRANTS

         Holiday granted stock options during the six months ended April 30, 2000 to seven of its executives for a total of 491,000 shares. The grants were made pursuant to Holiday's 1999-Stock Option Plan and 1999 Stock Compensation Program.

         On April 13, 2000 Holiday entered into a financial consulting and investment agreement with Schneider Securities, Inc. for a term of one year. Compensation for these services consists of $20,000 payable upon execution of the agreement and $60,000 in installments over the remaining term of the agreement. In addition, Holiday issued to Schneider warrants to purchase up to 350,000 shares of Holiday stock as follows: 150,000 shares at $5,00 per share; 100,000 shares at $7.50 per share; and 100,000 shares at $10.00 per share. The warrants have a one-year vesting period and a term of five years. Approximately $360,000 has been ascribed to the warrants under the Black-Scholes valuation model and this value is being recognized as consulting expense by Holiday over the warrants vesting period.

     The results of operations for the six months period ended April 30, 2000 includes approximately $161,000 compensation expense for stock options granted and warrants issued.

NOTE 6.  SUBSEQUENT EVENTS

     On May 11, 2000, Holiday borrowed $1.0 million from Armando Alonso principally to repay acquisition related debt. The interest rate was 6.75% per annum. Holiday paid $36,000 in loan fees to the lender and issued to the lender warrants to purchase 10,000 shares of common stock of Holiday at then market price. The loan principal and interest are due and payable 90 days from funding. Mr. Alonso is a Senior Vice President of Holiday and a former shareholder of County Line Select Cars, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should," "expects," "hopes," "plans," "anticipates," "projected," "believes," "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future. Holiday cautions investors that any forward-looking statements made by or on behalf of Holiday are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed in Holiday's Form 10-K for the year ended October 31, 1999 (many of which have been discussed in prior SEC filings by Holiday). Though Holiday has attempted to list the factors it believes to be important to its business, Holiday wishes to caution investors that other factors might prove to be important in affecting Holiday's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can management assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements.

     Investors are further cautioned not to place undue reliance on any forward-looking statements as they speak only of Holiday's view as of the date the statement was made. Holiday undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

GENERAL

     Holiday is a multi-store retail chain engaged in the retail sales and service of recreation vehicles, or RVs, boats and other recreation vehicles. Currently Holiday operates 13 full service retail centers, five in Central and North Central Florida, two in the Gulf Coast areas of Tampa and Ft. Myers, Florida, one in Spartanburg, South Carolina, two in California's central valley cities of Roseville and Bakersfield, one in Las Cruces, New Mexico, one in Prosperity, West Virginia, and one in Wytheville, Virginia.

     Holiday intends to capitalize on the anticipated double-digit growth and upon the significant consolidation opportunities available in the highly fragmented recreation vehicle industry by acquiring additional dealers and improving their performance and profitability through the implementation of Holiday's operating strategies. The primary acquisition focus is on well-established recreation vehicle dealers in geographic markets not currently served by the operating subsidiaries, particularly geographic markets with strong demographics. Holiday is also considering opportunities within its existing markets when operating and marketing efficiencies can be obtained by the addition of more dealerships. Holiday may expand its range of product lines and its market penetration by acquiring dealers that distribute recreation vehicle product lines different from those currently offered by Holiday.

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

     On November 11, 1999 Holiday purchased 100% of the outstanding common stock of County Line Select Cars, Inc., based in Ocala, Florida. County Line's annual revenue was approximately $70 million prior to the acquisition. The County Line purchase established a leadership position in Florida by expanding the number of dealerships in Florida from three to eight. The acquisition also strengthened Holiday's depth of management by establishing Holiday's first regional office.

     On March 1, 2000 Holiday purchased 100% of the outstanding stock of Little Valley Auto & RV Sales, Inc. Little Valley has two dealerships, one in Prosperity, West Virginia and one in Wytheville, Virginia. Little Valley's annual revenue was approximately $13 million prior to the acquisition. The Little Valley purchase expands Holiday's platform in the Mid-Atlantic states. The quality and experience of management and the historical profitability of its operations fell well within Holiday's acquisition criteria.

     Holiday has launched a marketing program to consolidate and rebrand the various tradenames of its subsidiaries under a new national tradename identity--Recreation USA. Currently, Holiday and its subsidiaries operate under multiple tradenames, including the original tradename Holiday RV Superstores along with County Line RV / Recreation USA and Little Valley RV. Holiday intends to gradually phase in its new tradename during Fiscal 2000 as customer awareness of the Recreation USA brand increases. This strategy capitalizes on the "brand name equity" of the acquired stores while the new name--Recreation USA--becomes more recognized. This is the strategy Holiday intends to use when acquiring dealerships in the future.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Certain current accounts materially changed during the period. These changes are a result of normal seasonality of the business and the impact of recent acquisitions except as discussed in the liquidity and capital resources section of this report.

LIQUIDITY AND CAPITAL RESOURCES

     Holiday's cash needs are primarily for its strategic acquisitions, and to a lesser degree to support operations including non-floored inventory for resale and slower sales period liquidity. These cash needs have historically been financed with cash from operations. Changes in Holiday's new inventory and partial changes in used inventory are financed by floor plan credit facilities.

     During the period ended April 30, 2000, Holiday's cash flows increased significantly reflecting the activities of the County Line acquisition and the Little Valley acquisition. Cash flows from operating activities nearly doubled in all major categories. Net cash provided by operating activities decreased to $1.1 million from $1.9 million the prior year primarily due to the increase in interest expense of $963,000. Increases in inventories of $9.9 million and increases in the receivable, contracts in transit of $2.8 million, were primarily financed by increased floor plan. The receivable increases were primarily from financing sources of Holiday's customers that increased due to higher sales.

     Investing activities used $8.8 million cash, consisting of $4.1 million to purchase County Line, $1.7 million to purchase Little Valley, $667,000 for purchase of selected assets from Luke Potter and $2.3 million for purchase of property, plant and equipment, primarily for building the relocated Spartanburg, S.C. dealership.

     Financing activities for the six months ended April 30, 2000 provided net cash of $2.6 million. Financing sources were $2.2 million from a real property mortgage on the new Spartanburg dealership and $2.9 million of notes payable. Cash was used to retire $1.6 million in notes from the prior shareholders of County Line, a condition of the County Line acquisition, and the repayment of $1.1 million of notes payable to Doerge Capital Management. Doerge Capital loaned Holiday a total of $2.1 million in the period. David Doerge, a member of Holiday's Board of Directors, is President of Doerge Capital

     Net use of cash from all activities was $5.1 million reducing cash and cash equivalents to $4.0 million as of April 30, 2000, compared to $9.1 million as of October 31, 1999.

     Working capital decreased to $9.8 million from $15.5 million the prior year, primarily due to a decrease in current assets resulting from cash used for acquisitions and increased current liabilities resulting from additional floor plan financing of vehicle inventory.

     Holiday's principal long-term commitments, as of April 30, 2000, consist of obligations under operating leases and commitments, at the option of the note holders, to convert notes into Holiday's common stock at a fixed conversion price.

     Holiday also has a contingent liability to repay a portion of agency commission, or referral fees, received from lending institutions whereby Holiday referred customers to one or more third-party financing sources and earned agency commissions if the lender consummated a loan contract with the customer. In some cases, Holiday could be required to pay back a portion of the agency commission to the lender if the loan is paid off or foreclosed in a specific period of time, usually limited to the first six months of the term, if the chargeback amount exceeds reserves retained by the lender. Holiday records commission income based upon the amount earned less allowances for chargebacks. In determining the allowance, Holiday takes into consideration the current and predicted future economic conditions, the effects of changes in consumer interest rates, and the aging of referred customer loans to estimate potential chargebacks.

     Holiday's growth strategies are dependent upon obtaining adequate financing for the purchase of recreation vehicle and marine dealerships. Holiday's management is currently evaluating various sources of capital, its cost, and its ultimate effect on Holiday's capitalization. Schneider Securities was recently engaged by Holiday to assist in the evaluation of financing alternatives and to advise Holiday on financial matters.

     Holiday currently has approximately $18 million available under floor plan lines of credit to finance new and used inventory.

     Holiday's management believes it can obtain additional debt financing at reasonable cost for its expansion. Three of the dealership properties owned by Holiday are not mortgaged. Management is currently considering mortgage financing, or the sale of its real property on a leaseback arrangement, from which the proceeds could be used for expansion of operations.

     Holiday intends to continue the use of its common stock, either by initial payment or by issuing debt convertible to common stock, as one form of partial, or complete payment for acquisitions. However, management does not expect a dilutive effect on the common stockholders of Holiday as a result of issuing such common stock.

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

     During the next 12 months it may be necessary to issue additional common stock, additional debt convertible to common stock, or preferred stock that could be converted to common stock, to fund Holiday's expansion. However, management believes the issuance of additional common stock or preferred stock convertible to common stock will be anti-dilutive to its shareholders.

RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2000, COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1999.

     Sales and service revenue increased 90% to $49.9 million from $26.3 million, primarily due to revenue from the newly acquired dealerships in fiscal 2000. Of the increase, $20.3 million, or 86%, was from the newly acquired County Line and Little Valley dealerships, and $3.3 million, or 14% was on a same store basis. On a proforma comparable basis (all stores for the full three months), sales and service revenue increased by $800,000 or 1.5%.

     In spite of the negative impact of increased gas prices and interest rates on customer traffic, Holiday was able to increase comparable store sales. Management has responded to these market conditions with a new focus on aggressive promotions, improved product mix and service.

     Gross profit increased 90% to $8.1 million from $4.2 million. As a percentage of revenue, gross margin remained the same, 16.2%. Management has implemented a strategy to position Holiday to increase its overall gross margin with increased revenues from sources other than new and used sales with higher gross margins, primarily parts and service. Margins from parts and services have shown increases from 47.2% for the same period in the prior year to 50.9% in the current year.

     Selling, general and administrative (S,G&A) expenses increased $3.9 million or 142% to $6.7 million from $2.8 million, primarily due to $2.8 million for the newly acquired dealerships. Approximately $1.1 million of the total S,G&A increase was due to expenses associated with (1) building an infrastructure for Holiday's current and future expansion, (2) acquisition related expenses, and
(3) improving shareholder relations. Increased expenses for promoting the new trade name, "Recreation USA" and the relocation of two dealerships also impacted the quarter's SG&A, but to a lesser degree. Management expects the infrastructure building and the acquisition related expenses to continue to increase at a lower rate and having a significantly lower impact on total S,G&A, as revenue from acquisitions increase and the integration of new acquired businesses are completed.

     Operating income decreased 5% to $1.42 million from $1.49 million.

     Interest expense increased $963,000, or 400% to $1.2 million from $241,000. Increases in floor plan balances to finance new and used inventory accounted for 38% of the increase, higher interest rates accounted for 50%, and interest on acquisition related debt accounted for 12%.

     Income before income taxes decreased $1.1 million, or 79% to $285,000 from $1.38 million.

     The combined federal and state tax rate is 46% compared to 39% in the prior year. The combined rate increased due to increases in non-deductible expenses for tax, primarily goodwill.

     Net income decreased 82% to $153,091 from $842,555. Net income, as a percent of revenue, decreased to 0.3% compared 3.2% last year.

     Earnings per share were 2 cents compared to 12 cents the prior year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2000, COMPARED TO THE SIX MONTHS ENDED APRIL 30, 1999.

     Sales and service revenue increased 89% to $83.9 million from $44.4 million primarily due to revenue from the newly acquired dealerships in fiscal 2000. Of the increase, $37.0 million, or 94% was from the newly acquired County Line and Little Valley RV dealerships and $2.5 million of the increase or 6% was on a same store basis. On a proforma comparable basis (all stores for the full six months) sales and service increased $1.6 million or 1.9%.

     In spite of the negative impact of increased gas prices and interest rates on customer traffic, Holiday was able to increase comparable store sales. Management has responded to these market conditions with a new focus on aggressive promotions, improved product mix and service.

     Gross profit increased 86% to $13.6 million from $7.3 million. As a percentage of revenue, gross margin decreased to 16.2% from 16.5%. This decrease is the result of two factors, (1) a strategy to establish more attractive pricing, at lower margins to increase revenue and build a larger customer basis, at the expense of lower margins, and (2) continuation of the prior quarter's strategy to change inventory mix resulting in the sale of some products at lower than normal gross margins. Management has implemented a strategy to position Holiday to increase its overall gross margin with increased revenues from sources other than new and used sales with higher gross margins, primarily parts and service. Margins from parts and service have shown increases from 47.2% for the same period in the prior year to 50.9% in the current year.

     Selling, general and administrative (S,G&A) expense increased 125% to $11.7 million from $5.2 million. As a percent of revenue S,G&A expense increased, to 13.9% from 11.7%. These increases were primarily due to $4.8 million for the newly acquired dealerships. Approximately $1.2 million of the total increase was due to expenses associated with (1) building an infrastructure for Holiday's current and future expansion, (2) acquisition related expenses and (3) improving shareholder communications. Increased expenses for promoting the new tradename "Recreation USA" and relocation of two dealerships also impacted the S,G&A, but to a lesser degree. Management expects the infrastructure building and the acquisition related types of expenses to continue to increase at a lower rate having a significantly lower impact on total S,G&A, as revenue from, acquisitions increases and the integration of acquired businesses are completed.

     Operating income decreased 10% to $1.9 million from $2.1 million. As a percent of revenue, operating income decreased to 2.3% from 4.8%.

     Interest expense increased 247% or $1.4 million to $2.0 million from $589,000. Increases in floor plan balances to finance new and used inventory accounted for 57% of the increase, higher interest rates accounted for 32% and interest on acquisition related debt accounted for 11%.

     Income before tax decreased to $17,279 compared to $2.1 million the prior year. As a percent of revenue, income before income tax is negligible in the current period, compared to 4.7 % the prior year.

     The combined federal and state tax provision was $57,200 exceeding income before tax due to non-deductible expenses for tax, primarily goodwill.

     Net income decreased to a loss of $39,921 from an income of $1.3 million the prior year. Net income, as a percent of revenue is negligible in the current year compared 2.9 % last year.

     Earnings per share was a loss of 1 cent compared to earnings of 18 cents in the prior year.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     FOREIGN EXCHANGE. To date, Holiday's revenue from operations has exclusively been denominated in United States dollars. The recreation vehicle and boat products that Holiday sold to date have been priced in United States dollars and all our sales in the fiscal year 1998 and 1999 and the first six months of fiscal 2000 have been denominated in United States dollars. In the future, Holiday may acquire recreation vehicle or boat products that are priced in currencies other than the United States dollar and Holiday may expand sales operations outside the United States. If either of these events occur, fluctuations in the values of the respective currencies in which Holiday purchases or sells could adversely affect Holiday. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that Holiday would not experience currency losses in the future, nor can Holiday predict the effect of exchange rate fluctuations upon future operating results. In the event Holiday conducts transactions in currencies other than the United States dollar, management intends to carefully evaluate Holiday's currency management policies. If management deems it appropriate, Holiday may consider hedging a portion of a currency exposure in the future.

     INTEREST RATES. Holiday invests its surplus cash in financial instruments consisting principally of overnight bank repurchase agreements with fixed rates of interest. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Holiday's overnight repo investments have some of the characteristics of floating rate securities, since the rates are subject to change each business day. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. If in the future we invest in longer term fixed rate investments we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. We may also face interest rate risk exposure in connection with debt issued in connection with our acquisition strategy.

                                     PART II

                                OTHER INFORMTION

     There is no information to report under Items 1, 2, 3, or 5 of Part II of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Holiday's annual meeting of shareholders was held on May 19, 2000 at which the following individuals were elected to the Board of Directors:

     Directors to hold office until 2001
         David J. Doerge
         David A. Kamm

     Directors to hold office until 2002
         Lee Sanders
         William E. Curtis

     Directors to hold office until 2003
         Michael S. Riley
         Ronald G. Huneycutt

     Votes cast for all directors were the same number being 4,807,916 votes for, 8,700 votes against and no abstentions.

     PricewaterhouseCoopers, LLP was also ratified by the shareholders as Holiday's auditors for the 2000 fiscal year. Votes for the ratification were 4,970,080, votes against 2,400, and abstentions were 1,400.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

      See the Exhibit Index on page 19.

REPORTS ON FORM 8-K

     Holiday filed a report on Form 8-K dated March 1, 2000 reporting the acquisition of 100% of the issued and then outstanding common stock of Little Valley Auto & RV Sales, Inc. Holiday filed a Form 8 K/A dated May 15, 2000 including the audited historical financial statements of the business acquired and proforma financial information required under Item 7 of the report filed on Form 8-K dated March 1, 2000.

     Holiday filed a report on Form 8-K dated March 17, 2000 reporting a press release issued by Holiday announcing the acquisition of inventory and operating assets from, and entering into a facility lease with Luke Potter Winnebago in Winter Garden, Florida.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE                                HOLIDAY RV SUPERSTORES, INC.
----


                                            /s/ RONALD G. HUNEYCUTT
                                            -------------------------
June 14, 2000                               Ronald G. Huneycutt, President
                                            Chief Executive Officer





                                           /s/ GARY RODNEY
                                            --------------------------
June 14, 2000                               Gary Rodney, Vice President
                                            Chief Financial Officer
                                            Principle Accounting Officer

                                  Exhibit Index


EXHIBIT NO.       DESCRIPTION
-----------       -----------

27.1              Financial Data Schedule - For EDGAR filed copy only