Form 10-Q
period 2000-07-31
HOLIDAY RV SUPERSTORES INC
filed 2000-09-14
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                               -------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended July 31, 2000

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

        As of August 31, 2000, Holiday RV Superstores, Inc. had outstanding 7,339,300 of Common Stock, par value $.01 per share.

                                TABLE OF CONTENTS

Item                                                                       Page

                                     Part I

                              Financial Information



1. Consolidated Condensed Balance Sheets...................................  3

   Consolidated Condensed Statements of Operations.........................  5

   Consolidated Condensed Statements of Cash Flows.........................  6

   Notes to Consolidated Condensed Financial
        Statements.........................................................  8

2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................ 11

3. Quantitative and Qualitative Disclosures about Market Risk.............. 17



                                     Part II

                                Other Information



6. Exhibits and Reports on Form 8-K........................................ 18

                                     PART I

ITEM I.


                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                                                   07/31/00             10/31/99
                                                                                 (Unaudited)
                                                                                 -----------          -----------
Current Assets:

    Cash and cash equivalents                                                     $4,618,454           $9,119,264
    Contracts in transit                                                           2,749,738            1,889,721
    Accounts receivable:
         Trade                                                                     2,133,273              170,431
         Other                                                                      161, 084              568,106
    Inventories                                                                   57,393,926           28,755,779
    Prepaid expenses                                                                 266,938               60,587
    Refundable income taxes                                                          433,152              100,868
    Deferred income taxes                                                            177,000              177,000
                                                                                 -----------            ----------
Total Current Assets                                                              67,933,565           40,841,756

Property and Equipment,
     less accumulated depreciation                                                12,025,345            4,598,477

Other Assets,
     Goodwill, less accumulated amortization                                       6,186,845                  ---
     Other                                                                           810,332              177,272

Noncurrent Deferred Income Taxes                                                     117,000              117,000
                                                                                 -----------          -----------
TOTAL ASSETS                                                                     $87,073,087          $45,734,505
                                                                                 ===========          ===========

                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

 -------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                 7/31/00                10/31/99
                                                                               (Unaudited)
                                                                               -----------             -----------

  Current Liabilities:

       Floor plan contracts                                                    $50,147,305             $23,673,241
       Accounts payable                                                          2,581,695                 410,732

       Customer deposits                                                           185,758                 111,519

       Accrued expenses and other current liabilities                            1,996,704               1,690,760
       Current portion of capital lease obligations                                100,111                  69,161

       Current portion of notes payable-real property                              139,938                     ---
       Current portion of deferred gain on leaseback
            transaction                                                             48,626                     ---
       Notes payable                                                             1,274,355                     ---
                                                                               -----------             -----------
  Total Current Liabilities                                                     56,474,492              25,955,413

  Long Term Obligations:
       Capital leases,
            less current portion                                                   322,157                 155,730
       Notes-real property,
            less current portion                                                 6,938,291                     ---
       Deferred gain on leaseback transaction,
            less current portion                                                   437,639                     ---
                                                                               -----------             -----------
  Total Long Term Obligations                                                    7,698,087                 155,730

  Convertible Sellers Notes                                                      3,231,920                     ---
                                                                               -----------             -----------

  Total Liabilities                                                             67,404,499              26,111,143

  Stockholders' Equity:
      Preferred stock $.01 par; shares
            authorized 2,000,000; issued 0                                             ---                     ---
      Common stock $.01 par; shares authorized
            23,000,000; issued 7,640,000 and 7,505,000                              76,400                  75,050
      Additional paid-in capital                                                 5,737,201               5,184,370
      Retained earnings                                                         14,396,642              14,905,597
      Treasury stock, 300,700 shares at cost                                      (541,655)               (541,655)
                                                                               -----------             -----------
  Total Stockholders' Equity                                                    19,668,588              19,623,362
                                                                               -----------             -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $87,073,087             $45,734,505
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

                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                           THREE MONTHS ENDED                          NINE MONTHS ENDED

                                                     07/31/00               07/31/99              07/31/00           07/31/99
                                                   -----------            -----------           -----------        -----------
Sales and Service Revenue                          $38,565,943            $19,696,900          $122,454,344        $64,137,964

Cost of Sales And Service                           31,509,100             16,162,894           101,777,358         53,285,431
                                                   -----------            -----------           -----------        -----------

     Gross Profit                                    7,056,843              3,534,006            20,676,986         10,852,533

Selling, General And
   Administrative Expenses                           6,348,376              2,610,363            18,044,471          7,800,928
                                                   -----------            -----------           -----------        -----------

     Income from operations                            708,467                923,643             2,632,515          3,051,605

Interest Income                                         47,318                150,069               183,186            400,801
Interest Expense                                    (1,477,019)              (258,261)           (3,519,656)          (847,573)
Gain on the Sale of Asset                                  ---                   ---                   ---             316,747
                                                   -----------            -----------           -----------        -----------

     Income (loss) before income
         tax (benefit)                                (721,234)               815,451              (703,955)         2,921,580

Income Taxes (Benefit)                                (252,200)               318,000              (195,000)         1,139,400
                                                   -----------            -----------           -----------        -----------

Net (Loss) Income                                    ($469,034)              $497,451             ($508,955)        $1,782,180
                                                   ===========            ===========           ===========        ===========
Basic (Loss) Earnings per
Common Share                                            ($0.06)                 $0.07                ($0.07)             $0.25
                                                   ===========            ===========           ===========        ===========
Diluted (Loss) Earnings Per
Common Share                                            ($0.06)                 $0.07                ($0.07)             $0.24
                                                   ===========            ===========           ===========        ===========
Weighted Average Number of Shares-Basic              7,339,300              7,186,500             7,274,000          7,181,900
                                                   ===========            ===========           ===========        ===========

Weighted Average Number of Shares-Diluted            7,339,300              7,354,700             7,274,000          7,300,400
                                                   ===========            ===========           ===========        ===========


  See accompanying notes to the consolidated condensed financial statements.

                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 -------------------------------------------------------------------------------
                                   (Unaudited)

                                                                                          NINE MONTHS ENDED
                                                                                               JULY 31

                                                                                     2000                  1999
                                                                                ------------           ------------

Cash flows from operating activities:
     Cash received from customers                                               $121,624,746            $64,421,705
     Cash paid to suppliers and employees                                       (117,899,556)           (60,220,442)
     Interest received                                                               183,186                400,801

     Interest paid                                                                (3,030,791)              (826,166)
     Income taxes paid                                                               (28,084)            (1,112,037)
                                                                                ------------           ------------

Net cash provided by operating activities                                            849,501              2,663,861


Cash flows from investing activities:
     Purchase of property, plant and equipment                                    (2,430,547)              (715,080)
     Proceeds from the sale-leaseback of property                                  2,115,048              1,199,151
     Acquisition of dealerships, net of cash acquired                             (6,462,598)                   ---
                                                                                ------------           ------------
Net cash (used in) provided by investing activities                               (6,778,097)               484,071

Cash flows from financing activities:
     Treasury stock purchases                                                            ---               (108,876)
     Repayment of capital lease obligations                                          (51,152)               (41,613)
     Proceeds from notes on real property                                          2,200,000                    ---
     Proceeds from notes payable                                                   3,802,361                    ---
     Repayment of notes to payable                                                (4,769,823)                   ---
     Proceeds from the issuance of common stock from
         exercise of options                                                         246,400                 36,250
                                                                                ------------           ------------

Net cash provided by (used in) financing activities                                1,427,786               (114,239)
                                                                                ------------           ------------

Net (decrease) increase in cash and cash equivalents                              (4,500,810)             3,033,693

Cash and cash equivalents, beginning of period                                     9,119,264              7,441,806
                                                                                ------------           ------------

Cash and cash equivalents, end of quarter                                         $4,618,454            $10,475,499
                                                                                ============           ============

See accompanying notes to the consolidated condensed financial statements.

                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-CONTINUED
--------------------------------------------------------------------------------
                                   (Unaudited)


                                                                                        NINE MONTHS ENDED
                                                                                             JULY 31

                                                                                   2000                   1999
                                                                             -----------             -----------

Reconciliation of net (loss) income to net cash
     Provided by  operating activities:

Net (loss) income                                                              $(508,955)             $1,782,180

   Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
            Depreciation and amortization                                        626,439                 234,458
            Amortization of deferred compensation                                    ---                     937
            Gain on disposal of property and equipment                               ---                (316,747)
            Stock option compensation expense                                    242,773                     ---

  Changes in assets and liabilities, net of effect of
     acquisitions
       (Increases) decreases in:
            Contracts in transit                                                (514,758)                214,264
            Accounts receivable                                                 (389,079)                 86,959
            Refundable income taxes                                             (332,284)                    ---
            Inventories                                                       (3,351,529)             (1,134,951)
            Other assets                                                       1,549,161                  11,252

            Floor plan contracts                                               3,536,308               1,555,022
            Accounts payable                                                     242,606                 300,944
            Customer deposits                                                     74,239                 (17,482)
            Accrued expenses
                  and income taxes payable                                      (325,420)                (52,975)
                                                                             -----------             -----------

Net cash provided by operating activities                                      $ 849,501             $ 2,663,861
                                                                             ===========             ===========

See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in Holiday RV Superstores, Inc.'s (Holiday) annual report on Form 10-K for the fiscal year ended October 31, 1999. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company eliminations necessary to summarize fairly Holiday's financial position and results of operations. Due to the seasonality of Holiday's business and other economic factors, the results of operations for nine months ended July 31, 2000 are not necessarily indicative of results to be expected for the fiscal year.

NOTE 2.  INVENTORIES

     Inventories are summarized as follows:

                                                                   July 31, 2000                October 31, 1999
                                                                   -------------                ----------------
New RV                                                               $39,701,303                     $20,922,867
New Marine & Other                                                     2,263,571                       1,503,756
Used RV                                                               11,946,765                       4,543,606
Used Marine & Other                                                      763,600                         209,276
Parts and Accessories                                                  2,718,687                       1,576,274
                                                                     -----------                     -----------
                                                                     $57,393,926                     $28,755,779
                                                                     ===========                     ===========

NOTE 3.  SALE-LEASEBACK

        On July 27, 2000, Holiday sold its Bakersfield, California dealership facility for $2.1 million, which was $486,000 over its carrying value at the time of sale. Concurrently with the sale, Holiday entered into a lease arrangement for the dealership facility with the purchaser for an annual lease payment of $233,400 through 2010. The gain from the sale is being recognized over the term of the lease.

NOTE 4.  ACQUISITIONS

     On November 11, 1999, Holiday acquired 100% of the issued and outstanding stock of County Line Select Cars, Inc., Ocala, Florida. The total purchase price paid to the County Line shareholders was $6.5 million, consisting of $5.0 million cash and $1.5 million in notes convertible into Holiday's common stock. In connection with the County Line acquisition, the Company repaid $1.6 million of loans outstanding to the former County Line shareholders. Holiday also granted options on 38,000 shares of Holiday stock to each of the two County Line shareholders, at then market price, for future employment services to Holiday. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $4.4 million in goodwill, to be amortized over 20 years on a straight-line basis.

     On March 1, 2000, Holiday acquired 100% of the issued and outstanding stock of Little Valley Auto & RV Sales, Inc., Prosperity, West Virginia. The total purchase price paid to the Little Valley shareholders was $3.4 million, consisting of $1.7 million cash and $1.7 million in a note convertible into Holiday common stock. The acquisition has been accounted for under the purchase method of accounting which resulted in the recognition of approximately $1.7 million in goodwill, to be amortized over 20 years on a straight-line basis.

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

                                                   NINE MONTHS ENDED


                                             7/31/00             7/31/99
                                             -------             -------


Revenue                                   $127,738,000         $125,157,000
Net (Loss) Income                             (541,000)           1,927,000
Diluted (Loss) Earnings Per Share         $      (0.07)        $       0.26

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

     On March 17, 2000 Holiday entered into a lease with and acquired from Luke Potter Winnebago, Winter Garden, Florida, inventory and selected operating assets, in connection with the relocation of its Orlando, Florida dealership.

     On July 10, 2000, Holiday entered into a stock purchase agreement with Hall Enterprise, Inc., and Tommy R. Hall for the purchase of 100% of the issued and outstanding stock of Hall Enterprises, Inc., a dealership in Lexington, Kentucky. The closing of the purchase is expected to be completed by September 30, 2000.

NOTE 5.  ACQUISITION DEBT

     In connection with the acquisition of County Line Select Cars, Inc., Holiday issued two $750,000 notes to the former shareholders of County Line. The notes have a three-year term and were issued at an interest rate of 8.25% per annum. Payments of interest only are due quarterly, with the full principal balance due no later than three years from issuance. The notes are convertible, at the option of the holder, into common stock of Holiday at a fixed conversion price per share, at any time after two years from the date of issuance.

     In connection with the acquisition of Little Valley Auto & RV Sales, Inc., Holiday issued a note to the former shareholders of Little Valley in the amount of $1.73 million. The note has a three-year term and was issued at an interest rate of 7.5% per annum. Payments of interest only are due quarterly, with the full principal balance no later than three years from issuance. The note is convertible, at the option of the holder, into common stock of Holiday at a fixed conversion price per share, at anytime after two years from the date of issuance.

     Holiday borrowed $1.6 million from Doerge Capital Management in connection with the Little Valley acquisition. The interest rate was 15.0% per annum. Holiday paid $66,000 in loan fees to the lender and issued to the lender warrants to purchase 22,000 shares of Holiday common stock at then market price. The warrants are for five years and have a one-year vesting period. Approximately $29,000 in value has been ascribed to the warrants using a Black-Scholes pricing model and the value has been recognized as consulting expense by Holiday. Principal and interest were due 90 days from funding. The loan has been repaid in full by Holiday. David J. Doerge, a member of Holiday's Board of Directors, is President of Doerge Capital Management.

     On May 11, 2000, Holiday borrowed $1.0 million from Armando Alonso principally to repay acquisition-related debt. The interest rate was 6.75% per annum. Holiday paid $36,000 in loan fees to the lender and issued to the lender warrants to purchase 10,000 shares of common stock of Holiday at then market price. The loan principal and interest was paid in full by Holiday in August, 2000. Mr. Alonso is a Senior Vice President of Holiday and a former shareholder of County Line Select Cars, Inc.

NOTE 6.  STOCK OPTIONS AND WARRANTS

     Holiday granted stock options during the nine months ended July 31, 2000 to eleven of its executives for a total of 741,000 shares. The grants were made pursuant to Holiday's 1999-Stock Option Plan and the 1999 Stock Compensation Program.

     On April 13, 2000 Holiday entered into a financial consulting and investment agreement with Schneider Securities, Inc. for a term of one year. Compensation for these services consists of $20,000 payable upon execution of the agreement and $60,000 in installments over the remaining term of the agreement. In addition, Holiday issued to Schneider Securities warrants to purchase up to 350,000 shares of Holiday stock as follows: 150,000 shares at $5.00 per share; 100,000 shares at $7.50 per share; and 100,000 shares at $10.00 per share. The warrants have a one-year vesting period and a term of five years. Approximately $360,000 has been ascribed to the warrants using a Black-Scholes pricing model and this value is being recognized as consulting expense by Holiday over the warrants vesting period.

     The results of operations for the nine months period ended July 31, 2000 includes approximately $244,000 of expense for stock options granted and warrants issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should," "expects," "hopes," "plans," "anticipates," "projected," "believes," "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future. Holiday cautions investors that any forward-looking statements made by or on behalf of Holiday are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed in Holiday's Form 10-K for the year ended October 31, 1999 (many of which have been discussed in prior SEC filings by Holiday). Though Holiday has attempted to list the factors it believes to be important to its business, Holiday wishes to caution investors that other factors might prove to be important in affecting Holiday's results of operations. New factors, such as its new website users, emerge from time to time and it is not possible for management to predict all of such factors, nor can management assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements.

     Investors are further cautioned not to place undue reliance on any forward-looking statements as they speak only of Holiday's view as of the date the statement was made. Holiday undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

General

     Holiday is a multi-store dealership chain engaged in the retail sales, financing, and service of recreation vehicles, or RVs, boats and other recreation vehicles. Currently Holiday operates 13 retail centers, five in Central and North Central Florida, two in the Gulf Coast areas of Tampa and Ft. Myers, Florida, one in Spartanburg, South Carolina, two in California's central valley cities of Roseville and Bakersfield, one in Las Cruces, New Mexico, one in Prosperity, West Virginia, and one in Wytheville, Virginia.

     Holiday intends to capitalize on the anticipated demand and upon the consolidation opportunities available in the highly fragmented recreation vehicle dealership industry by acquiring additional dealers and improving their performance and profitability through the implementation of Holiday's operating strategies. The primary acquisition focus is on well-established recreation vehicle and marine dealers with strong leadership in key geographic markets not currently served by the operating subsidiaries, particularly geographic markets with strong demographics. Holiday is also considering opportunities within its existing markets when operating and marketing efficiencies can be obtained by the addition of more dealerships. Holiday may expand its range of product lines and its market penetration by acquiring dealers that distribute recreation vehicle product lines different from those currently offered by Holiday.

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

     Holiday launched a national branding strategy in December 1999 to consolidate and rebrand the various operating names of its subsidiaries under a new tradename: Recreation USA. The new tradename better reflects Holiday's corporate identity and solidifies its acquisitions under a single, recognizable brand that will be memorable with customers. While the new tradename was phased in during fiscal 2000 Holiday and its subsidiaries operated under multiple tradenames, including the original tradename, Holiday RV Superstores, and its acquired dealerships, including County Line RV/Recreation USA and Little Valley RV/Recreation USA. This strategy capitalized on the "brand name equity" of the acquired dealerships while the Recreation USA tradename was gaining recognition. The rebranding of the existing dealerships to Recreation USA has been completed for acquired dealerships to date, and Holiday intends to continue to use this strategy of a phased-in transition when acquiring new dealerships.

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

     On March 1, 2000, Holiday purchased 100% of the outstanding stock of Little Valley Auto & RV Sales, Inc. Little Valley has two dealerships, one in Prosperity, West Virginia and one in Wytheville, Virginia. Little Valley's annual revenue was approximately $13 million prior to the acquisition. The Little Valley purchase expands Holiday's platform in the Mid-Atlantic states. The quality and experience of management and the historical profitability of its operations fell well within Holiday's acquisition criteria.

     On July 10, 2000, Holiday executed a stock purchase agreement to purchase 100% of the outstanding stock of Hall Enterprises, Inc. Hall Enterprises operates a dealership in Lexington, Kentucky, with annual revenue of approximately $13 million in 1999. This acquisition will expand Holiday's Mid-Atlantic States region to four dealerships. The closing is expected by September 30, 2000 and will bring Holiday's total operating dealerships to 14.

E Commerce

     In fiscal 2000, Holiday unveiled a comprehensive e-commerce strategy and its new website, www.RecUSA.com The business-to-consumer (B2C) website is a "virtual dealership" designed to complement Holiday's brick and mortar. Consumers can buy and sell RVs and boats, obtain online financing and insurance information, receive quotes on trade-ins, order parts and determine service availability at the site.

Material Changes in Financial Condition

     Certain current accounts materially changed during the period. These changes are a result of normal seasonality of the business and the impact of recent acquisitions except as discussed in the liquidity and capital resources section of this report.

Liquidity and Capital Resources

     Holiday's cash needs are primarily for its strategic acquisitions, and to a lesser degree to support operations, including non-floored inventory for resale and slower sales period liquidity. These cash needs have historically been financed with cash on hand. Changes in Holiday's new inventory and partial changes in used inventory are financed by floor plan credit facilities.

     During the period ended July 31, 2000, Holiday's cash flows continued to increase reflecting the activities of the County Line acquisition and the Little Valley acquisition. However, net cash provided by operating activities decreased to $850 thousand from $2.6 million the prior year primarily due to a decrease in operating income. Increases in inventories of $3.4 million were primarily financed by increased floor plan of $3.5 million.

     Investing activities used a net of $6.8 million cash, $6.5 million to purchase dealerships, and $2.4 million for purchase of property, plant and equipment, primarily for building the relocated Spartanburg, S.C. dealership. The sale and leaseback of the Bakersfield dealership facility provided $2.1 million cash.

     Financing activities provided net cash of $1.4 million. Financing sources were $2.2 million from a real property mortgage on the new Spartanburg dealership and $3.8 million of notes payable. Cash was used to retire $4.8 million in notes payable.

     Net use of cash from all activities was $4.5 million which reduced cash and cash equivalents to $4.6 million as of July 31, 2000, compared to $9.1 million as of October 31, 1999.

     Working capital decreased to $11.5 million from $14.9 million the prior year, primarily due to a decrease in current assets resulting from cash used for acquisitions.

     Holiday's principal long-term commitments, as of July 31, 2000, consist of obligations under operating leases.

     Holiday also has a contingent liability to repay a portion of agency commission, or referral fees, received from lending institutions. Such amounts are earned and recorded by Holiday for referring customers for financing, and are subject to partial chargebacks if the loan is paid off or foreclosed in a specific period of time, usually limited to the first six months of the term, if the chargeback amount exceeds reserves retained by the lender. Holiday records commission income based upon the amount earned less allowances for chargebacks. In determining the allowance, Holiday takes into consideration the current and predicted future economic conditions, the effects of changes in consumer interest rates, and the aging of referred customer loans to estimate potential chargebacks.

     Holiday's growth strategies are dependent upon obtaining adequate financing for the purchase of recreation vehicle and marine dealerships. Holiday's management is currently evaluating various sources of capital, its cost, and its ultimate effect on Holiday's capitalization. In April 2000 Holiday engaged Schneider Securities to assist in the evaluation of financing alternatives and to advise Holiday on financial matters.

     Holiday had $19.6 million available under floor plan lines of credit for financing new and used inventories as of July 31, 2000. In August, 2000, Holiday secured an additional $10 million credit line increasing Holiday's total line with Bank of America to $44.5 million. This increase is primarily for flooring inventory related to future acquisitions.

     Holiday's management believes it can obtain additional debt financing at reasonable cost for its expansion. Two of the dealership properties owned by Holiday are not mortgaged. Management is currently considering mortgage financing, or a sale-leaseback arrangement, from which the proceeds could be used for expansion of operations or acquisitions.

     Holiday intends to continue the use of its common stock, either by initial payment or by issuing debt convertible to common stock, as one form of partial, or complete payment for acquisitions. At the option of the noteholders, the convertible sellers' notes could be converted into Holiday common stock at fixed conversion prices. However, management does not expect a dilutive effect on the common stockholders of Holiday as a result of issuing such common stock.

     On January 7, 2000, a special shareholder meeting approved seven items recommended by Holiday's board. Among the items, two could provide Holiday with additional capital raising opportunities. Holiday's authorized common shares were increased from 10 million to 23 million shares. Secondly, Holiday was authorized to issue up to two million shares of preferred stock. Management feels both of these items are necessary to continue Holiday's expansion.

     During the next 12 months it may be necessary to issue additional common stock, additional debt convertible to common stock, or preferred stock that could be converted to common stock, to fund Holiday's expansion. However, management believes the issuance of additional common stock or preferred stock convertible to common stock will be anti-dilutive to its shareholders.

Results of Operations

     Results of operations for the three months ended July 31, 2000, compared to the three months ended July 31, 1999.

     Sales and service revenue increased 96% to $38.6 million from $19.7 million, primarily due to revenue from the newly acquired dealerships in fiscal 2000. Of the increase, $16.6 million, or 89%, was from newly acquired County Line and Little Valley dealerships. In spite of the negative impact of increased gas prices and interest rates on customer traffic starting in the first quarter of fiscal 2000, Holiday was able to increase comparable store (stores owned both periods) sales by 11%, or $2.5 million. Management continues to respond to these market conditions with a concentrated focus on aggressive promotions, improved product mix and improved service. On a proforma comparable basis (all stores for the comparable periods) sales and service revenue increased by $940,000 or 2.5%.

     Gross profit increased 100% to $7.1 million from $3.5 million primarily due to gross profit from the newly acquired dealerships in fiscal 2000. As a percentage of revenue, gross margin increased to

18.3% from 17.9% primarily as a result of increased margins in parts and services. Management implemented a strategy to position Holiday to increase revenue from sources with higher gross margins, primarily parts and service, in early fiscal 2000. As a result, parts and service revenue increased, on a proforma comparable basis (all stores for comparable periods) by 16%, or $528,000.

     Selling, general and administrative (SG&A) expenses increased 143%, or $3.7 million to $6.3 million, primarily due to $2.7 million in SG&A expenses for the newly acquired dealerships. Approximately $1 million of the total SG&A increase was due to expenses associated with (1) building an infrastructure for Holiday's current and future expansion, (2) acquisition related expenses, and (3) improving shareholder relations. Management expects the infrastructure building and acquisition related expenses will have a significantly lower impact in the future on total SG&A expenses as revenue from acquisitions increase and the integration of new acquired business are completed.

     Operating income decreased 23% to $708 thousand from $924 thousand. Operating income, as a percent of revenue, decreased to 1.8% from 4.7%.

     Interest expense increased 472% to $1.5 million from $258 thousand. The increase was primarily due to increased inventory levels resulting from acquired dealerships, accounting for approximately 56% of the total increase. Higher interest rates, on floor plan balances, accounted for 24% of the increase, 15% was for interest on acquisition-related debt, and 5% was for mortgage interest.

     Income before income taxes decreased 188% to a loss of $721 thousand from an income of $815 thousand.

     The combined federal and state tax benefit rate was 35% compared to a tax rate of 39% the prior year. The combined benefit rate varies from the statutory rate due to increased non-deductible expenses for tax, primarily goodwill.

     Net income decreased 195% to a loss of $469 thousand from an income of $497 thousand. The net loss, as a percentage of revenue, was negative 1.2% compared to the prior year net income as a percent of revenue, of 2.5%.

     Earnings per share were a loss of 6 cents per both basic and diluted common share. The prior year, earnings were 7 cents per both basic and diluted common share.

     Results of operations for the nine months ended July 31, 2000, compared to the nine months ended July 31, 1999.

     Sales and service revenue increased 91% to $122.5 million from $64.1 million primarily due to revenue from the newly acquired dealerships in fiscal 2000. Of the increase, $54.1 million, or 93% was from the newly acquired County Line and Little Valley dealerships. In spite of the negative impact of increased gas prices and interest rates on customer traffic, Holiday was able to increase comparable store (stores owned both periods) sales by $4.4 million or 7.5%. Management has responded to these market conditions with a new focus on aggressive promotion, improved product mix and service. On a proforma basis (all stores comparable periods) sales and service increased 2.1%.

     Gross profit increased 91% to $20.7 million from $10.9 million primarily due to gross profit from the newly acquired dealerships in fiscal 2000. As a percent of revenue, gross margin remained the same, 16.9%. Management implemented a strategy in early fiscal 2000 to position Holiday to increase its overall gross margin by increasing revenue from sources with higher gross margins primarily parts and service. As a result, parts and service revenue increased, on a proforma comparable basis (all stores for comparable periods) by 14%, or $1.2 million, and the overall gross margin increased from 16.3% for the quarter ended January 31, 2000, to 16.9% for the nine months ended July 31, 2000.

     Selling and general administrative (SG&A) expense increased 131%, or $10.2 million to $18.0 million, primarily due to $7.5 million in SG&A expenses for the newly acquired dealerships. Approximately $2.2 million of the increase was due to expenses associated with (1) building an infrastructure for Holiday's current and future expansion, (2) acquisition related expenses and (3) improving shareholder communications. Expenses to promote the new tradename "Recreation USA" and the relocation of two dealerships also impacted SG&A, but to a lesser degree. Management expects the infrastructure building and the acquisition related types of expenses to continue but that these expenses will have a significantly lower impact in the future on total SG&A expenses as revenue from acquisitions increases and the integration of acquired business are completed.

     Operating income decreased 14% to $2.6 million from $3.1 million. As a percent of revenue, operating income decreased to 2.1% from 4.8%.

     Interest expense increased 315% to $3.5 million from $848 thousand. The increase was primarily due to increased inventory levels resulting from acquired dealerships, accounting for approximately 64% of the total increase. Higher interest rates, on floor plain balances, accounted for 18% of the increase, 12% was for interest on acquisition related debt, and 6% was for mortgage interest.

     Income before income taxes decreased 124% to a loss of $704 thousand compared to an income of $2.9 million.

     The federal and state tax benefit rate was 28% compared to a tax rate of 39% the prior year. The combined benefit rate varies from the statutory rate due to increased non-deductible expenses for tax, primarily goodwill.

     Net income decreased 129% to a loss of $509 thousand compared to an income of $1.8 million. The net loss, as a percent of revenue, was negative 0.4% compared to the prior year net income as a percent of revenue of 2.8%.

     Earnings per basic and diluted common share were a loss of 7 cents. The prior year, earnings were 25 cents per basic share and 24 cents per diluted share.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Exchange. To date, Holiday's revenue from operations has exclusively been denominated in United States dollars. The recreation vehicle and boat products that Holiday sold to date have been priced in United States dollars and all our sales in the fiscal year 1998 and 1999 and the first six months of fiscal 2000 have been denominated in United States dollars. In the future, Holiday may acquire recreation vehicle or boat products that are priced in currencies other than the United States dollar and Holiday may expand sales operations outside the United States. If either of these events occurs, fluctuations in the values of the respective currencies in which Holiday purchases or sells could adversely affect Holiday. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that Holiday would not experience currency losses in the future, nor can Holiday predict the effect of exchange rate fluctuations upon future operating results. In the event Holiday conducts transactions in currencies other than the United States dollar, management intends to carefully evaluate Holiday's currency management policies. If management deems it appropriate, Holiday may consider hedging a portion of a currency exposure in the future.

     Interest Rates. Holiday invests its surplus cash in financial instruments consisting principally of overnight bank repurchase agreements with fixed rates of interest. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Holiday's overnight repurchase investments have some of the characteristics of floating rate securities, since the rates are subject to change each business day. Due in part to these factors, Holiday's future investment income may fall short of expectations due to changes in interest rates. If in the future Holiday invest in longer term fixed rate investments Holiday may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates. Holiday faces interest rate risk exposure on our floor plan financing since the rates on such debt fluctuates with prevailing market rates and this debt is substantial in relation to Holiday's asset base. Holiday may also face interest rate risk exposure in connection with debt issued in connection with our acquisition strategy.

                                     PART II

                                OTHER INFORMTION


     There is no information to report under Items 1, 2, 3, 4, or 5 of Part II of this report.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

      See the Exhibit Index on page 20.

Reports on Form 8-K

     Holiday filed no reports on Form 8-K for the three months ended July 31, 2000.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date                                HOLIDAY RV SUPERSTORES, INC.
----


                             /S/ Ronald G. Huneycutt
                             ------------------------------
September 13, 2000           Ronald G. Huneycutt, President
                             Chief Executive Officer



                             /S/ Gary Rodney
                             ------------------------------
September 13, 2000           Gary Rodney, Vice President
                             Chief Financial Officer
                             Principle Accounting Officer

                                  Exhibit Index

Exhibit No.       Description
-----------       -----------

27.1              Financial Data Schedule - For EDGAR filed copy only