Form 10-K
period 2000-10-31
HOLIDAY RV SUPERSTORES INC
filed 2001-02-13
CIK 822076

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

      [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended October 31, 2000

                                      Or

      [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-16448

                         HOLIDAY RV SUPERSTORES, INC.

IRS Employer ID No.  200 East Broward Blvd., Suite 920   State of Incorporation
   59-1834763            Fort Lauderdale, FL 33301             Delaware
                              (954) 522-9903


          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                 COMMON STOCK


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes   [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates as of February 7, 2001, was approximately $12,000,000. As of February 7, 2001, Holiday RV Superstores, Incorporated had outstanding 7,904,300 shares of Common Stock.

                      Documents incorporated by reference

Portions of the definitive proxy statement for the Company's 2001 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                               TABLE OF CONTENTS

Item                                                                                  Page
----                                                                                  ----
                                    PART I

     1.        Business                                                                3

     2.        Properties                                                              11

     3.        Legal Proceedings                                                       12

     4.        Submission of Matters to a Vote of Security Holders                     12

                                    PART II

     5.        Market for the Registrants Common Equity and
                    Related Stockholder Matters                                        11

     6.        Selected Financial Data                                                 12

     7.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                          14

     7A.       Quantitative and Qualitative Disclosure About Market Risk               24

     8.        Financial Statements and Supplementary Data                             25

     9.        Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                           25

                                   PART III

     10.       Directors and Executive Officers of the Registrant                      25

     11.       Executive Compensation                                                  25

     12.       Security Ownership of Certain Beneficial Owners                         25

     13.       Certain Relationships and Related Party Transactions                    25


                                    PART IV

     14.       Exhibits, Financial Statement Schedules, and Report on Form 8-K         25

                         HOLIDAY RV SUPERSTORES, INC.

                                    PART I
ITEM 1. BUSINESS

GENERAL

      Holiday RV Superstores, Inc. is a multi-store chain engaged in the retail sales, financing, and service of recreation vehicles, or RVs, and other recreation vehicles. Holiday currently operates 14 retail centers, five in central and north central Florida, two in the gulf coast areas of Tampa and Ft. Myers, Florida, one in Spartanburg, South Carolina, two in California's central valley cities of Roseville and Bakersfield, one in Las Cruces, New Mexico, one in Prosperity, West Virginia, one in Wytheville, Virginia, and one in Lexington, Kentucky. Holiday operates on a fiscal year beginning on the first day of November and ending on the last day of October. References herein to "Holiday," "we," "us" or "our" refers to Holiday RV Superstores, Inc. and consolidated subsidiaries unless the context specifically requires otherwise.

RECREATION VEHICLE INDUSTRY

     The recreation vehicle industry is a $16 billion a year industry in the United States. The RV industry caters to the travel and leisure time needs of an estimated 30 million RV enthusiasts through the sale and service of recreation vehicles. The Recreation Vehicle Industry Association (RVIA) lists the number of new RVs shipped to dealers as follows:

                 Manufacturer shipments of new RVs to Dealers



                      1999         1998          1997        1996         1995
                    -------       -------      -------      -------     -------
New RV shipments    321,200       292,700      254,500      247,500     247,000


Industry Outlook

     According to industry data, the average RV owner is 49, owns a home, is married, has a household income of $47,000, has no children living at home, and buys an RV in order to travel.

     One in ten American families in the United States owns a recreation vehicle, amounting to over nine million owners and an estimated 30 million RV travelers. Projections by the RVIA indicate that RV ownership should increase 21% from 8.6 million households in 1997 to an estimated 10.4 million households in 2010. This projection is based primarily on a large number of the "Baby Boomers" reaching their peak earnings (and likewise, vacation) years. The U.S. Census Bureau confirms the expected high growth of the Baby Boomers segment of the U.S. population. Additional information regarding RV industry demographics is listed under "Customer Base", listed later in this Item 1.

     The RV industry has recognized the Baby Boomer opportunity and embarked in the spring of 1997, on a highly publicized national market expansion program. This program is aimed at showing the lifestyle appeal of RVing to the Baby Boomers. The campaign slogan "Go RVing" accurately portrays the industry in a very favorable light, offering solitude, family time and the opportunity to slow down and reconnect with the world around us.

PRINCIPAL PRODUCTS AND SERVICES

     Our principal products and services for the last three years are listed below, by major revenue source, as a percentage of total revenue.


        Principal products or services as a Percentage of Total Revenue

Principle product or service             2000            1999            1998
-----------------------------------     ------          ------          ------

New and used vehicles and boats           90.7            88.7            87.0
Service, parts and accessories             6.1             7.7             9.3
Other, net                                 3.3             3.6             3.7

                                        ------          ------          ------
Total revenue                            100.0           100.0           100.0
                                        ------          ------          ------

New and used vehicles and boats

     The types of RVs that we sell consist primarily of travel trailers and towables or fifth wheels, motorized self-propelled units, built on automotive chassis, or motorized vehicles, which are powered by gasoline or diesel motors.

Towables:   travel trailers, including fifth-wheel travel trailers, folding camping trailers and truck campers--a recreation camping unit designed to be loaded onto, or affixed to, the bed of a chassis of a truck

Motorized:  consist of self-propelled units built on automotive chassis or motorized vehicles powered by gasoline or diesel motors - 3 classes, A, B & C

               1. Class A - Conventional motor homes: the manufacturer constructs class A's on a chassis that already has the engine and drive components
               2. Class B - Van Campers: panel-type vans to which the manufacturer adds sleeping facilities, kitchen and toilet facilities, fresh water storage, 110 volt hook-up and other items
               3. Class C - Mini-motor Homes: built on an automated manufactured van frame with an attached cab section, or on an automotive manufactured cab and chassis. The manufacturer completes the body section containing the living area and attaches it to the cab section. For the van conversion, the manufacturer modifies a completed van chassis aesthetically or decoratively in appearance for transportation and recreational purposes.

     Currently, there are many manufacturers of both towable and motorized RVs. Although there are several sources for manufactured conventional vans, there are only four major manufacturers in the United States supplying chassis with engine and drive components to the RV manufacturers: Workhorse Custom Chassis, Ford Motor Company, Freightliner Corporation and Spartan Motors Corporation. Ford Motor Company is the largest supplier of chassis to RV manufacturers.

     Fuel consumption for motorized RVs has improved substantially over the last several years. Diesel engines are growing in popularity over gasoline engines, primarily in the larger bus-type vehicles.

Service, parts and accessories

     Service remains central to our mission of becoming the RV industry's first national brand. Recognizing that poor service continues to top the list of consumer complaints, we have made a commitment to provide reliable, quality service at all of our 14 retail locations. We enjoy a first-mover advantage in this untapped niche and plan to introduce a branded service product along the lines of the Mr. Goodwrench(R) chain of automotive repair facilities.

     Service historically provides higher margins than sales of new and used vehicles and accessories. We plan to focus on growing sales of such higher-margin products as service, insurance and financing. We also plan to introduce key components of our service strategy, including a brand name, at key industry events throughout fiscal 2001. This focus on service will further distinguish us from our competitors.

     We maintain service facilities, which are fully equipped to handle virtually any type of RV. We are a factory designated chassis warranty service center of Gillig, Chevrolet Division of General Motors, Freightliner Motors, Workhorse, and Spartan Motors, which reimburse us for such warranty services. Four of our locations, Spartanburg, Las Cruces, Prosperity and Wytheville, are fully equipped to repair all brands of boats and motors sold.

     Our service facilities are equipped to make engine and drive train repairs, as well as repairs to refrigerators, ovens and ranges, air conditioning systems, plumbing and electrical systems of each RV it sells. In addition, we are an authorized service center for most manufacturers of RV components.

     We maintain service agreements with most RV and marine companies. These companies provide us with service agreements, which allow us to purchase parts and obtain technical assistance needed to repair and service their vehicles, boats and equipment. We also have a supply of propane gas for resale at all locations, and provide sewage dump stations for RV waste evacuation.

     The parts department of each retail center supports our sales and service functions. In addition, each retail center stocks accessory items, usually sold to RV owners, and maintains a computerized point-of-purchase inventory control and customer tracking system. The Spartanburg, Las Cruces, Prosperity and Wytheville centers maintain inventories of marine parts and accessories for marine products sold.

GROWTH STRATEGIES

Same-store revenue growth

     We expect to grow our revenue via increases in same-store sales due to growth of the Baby Boomers segment of the population (See "Industry Outlook" near the beginning of this Item 1).

Strategic acquisitions

     We intend to capitalize upon the significant consolidation opportunities available in the highly fragmented RV industry by acquiring additional dealers and improving their performance and profitability through the implementation of our operating strategies.

Our acquisition focus will be in the following areas:

          1. Well-established RV dealers in geographic markets not currently served by our operating subsidiaries, particularly in areas with strong demographics.

          2. Dealers that, while located in attractive geographic markets, have not been able to realize favorable market share or profitability and that can benefit substantially from our systems and operating strategies.

          3. Dealers in the markets that we currently operate when operating and marketing efficiencies can be obtained by the addition of dealerships.

We may expand our range of product lines and our market penetration by acquiring dealers that distribute RV product lines which are different than we currently offer. As a result of the considerable industry experience and relationships of our management team, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations. We believe that we are regarded as an attractive acquirer of dealers because of:

          1. Our historical performance and the experience and reputation of our management team within the industry;
          2. Our decentralized operating strategy, which enables the managers of an acquired dealer to continue their involvement in the dealership operations;
          3. The ability of management and employees of an acquired dealer to participate in our growth and expansion through potential stock ownership and career development opportunities; and
          4. Our ability to offer liquidity to the owners of acquired dealers through the receipt of publicly traded stock or cash.

Recent acquisitions

     COUNTY LINE ACQUISITION. The first acquisition was completed on November 11, 1999, when we purchased 100% of the outstanding common stock of County Line Select Cars, Inc. from its shareholders, Armando Alonso and Francisco Alonso. County Line's annual revenue was approximately $70 million prior to the acquisition. The County Line purchase has helped us establish a leadership position in Florida by expanding the number of dealerships in Florida from three to seven. The acquisition has also strengthened our depth of management. The total purchase price paid to the shareholders for the common stock was $6.5 million, consisting of $5.0 million cash and $1.5 million in notes convertible into Holiday common stock. In addition, we advanced $1.6 million in cash to repay existing loans from the shareholders to County Line. The notes are convertible after two years at a conversion price of $7.50 per share of Holiday common stock. Prior to the acquisition, County Line operated five RV dealerships in the Florida locations of Clermont, Inverness and Ocala(2). The product mix for County Line is similar to ours. Both companies sell popularly priced motorhomes and towable RVs.

     LUKE POTTER ASSET PURCHASE. On March 17, 2000, Holiday entered into a real estate lease with and acquired inventory and selected operating assets from Luke Potter Winnebago in Winter Garden, Florida, in connection with the relocation of its Orlando, Florida dealership.

     LITTLE VALLEY ACQUISITION. On March 1, 2000, we purchased 100% of the outstanding stock of Little Valley Auto & RV Sales, Inc. Little Valley has two dealerships, one in Prosperity, West Virginia and one in Wytheville, Virginia. Little Valley's annual revenue was approximately $13 million prior to the acquisition. The Little Valley purchase expands our platform in the Mid-Atlantic States. The quality of management and the historical profitability of its operations fell well within our acquisition criteria. The total purchase price paid to the shareholders was $3.4 million, consisting of $1.7 million cash and $1.7 million in a note convertible into Holiday common stock. The note is convertible after two years at a conversion price of $7.50 per share of Holiday common stock. Prior to the acquisition, Little Valley sold boats, motorcycles and all terrain vehicles. We intend to continue these operations as part of our national chain of RV and boat sales and service centers.

          HALL ENTERPRISES ACQUISITION. On October 31 2000, we purchased 100% of the outstanding stock of Hall Enterprises, Inc. The total purchase paid was $1.3 million and consisted of 300,000 shares of unregistered Holiday common stock. Holiday may be required to pay additional contingent consideration of up to 100,000 shares of Holiday common stock if certain pre-tax earnings levels are achieved in fiscal 2001 and 2002. Hall Enterprises, Inc. consisted of one dealership in Lexington, Kentucky. Hall's annual revenue was approximately $12 million prior to the acquisition. This acquisition expands our Mid-Atlantic dealerships from three to four.

     Agreements for future acquisitions

          EMERALD COAST. On October 5, 2000, we signed an agreement to purchase Emerald Coast RV Center, Inc., the largest independent full-service retailer on the Gulf Coast with annual revenue in excess of $40 million. The addition of Emerald Coast's four dealerships in Florida and Alabama will strengthen our presence in the Southeast market. Emerald Coast operates four full-service repair centers utilizing state-of-the-art repair equipment and staffed by certified service technicians. It is authorized to handle warranty and insurance repairs as well as installations for most RV manufacturers and chassis makers. We expect the acquisition to be completed with a combination of cash, stock and convertible notes.

          VILLAGE RV. On October 24, 2000, we signed a definitive agreement, subject to due diligence, to purchase Village RV, Inc., one of the largest independent, full-service RV dealerships in California with annual revenues of approximately $45 million. Village RV has received numerous customer service awards, including the Circle of Excellence Award from Winnebago and the Commitment to Excellence Gold Medal Award from Skyline, for the past five years. The dealership offers state-of-the-art service facilities operated by factory-trained technicians and remains dedicated to providing the highest level of service in California.

     Number of dealerships


                         Fiscal Year ended October 31,


                                2000      1999      1998     1997     1996
                             -----------------------------------------------

Open at beginning of year           7          7         8        8        8
Opened during year                  -          -         -        -        -
Acquired during year                7          -         -        -        -
Closed during year                  -          -         1        -        -
                              -------     ------    ------   ------   ------
Open at end of year                14          7         7        8        8


     MARKETING

          We launched a national branding strategy in December 1999 to consolidate and rebrand the various operating names of our subsidiaries under the new trade name: Recreation USA. The new trade name better reflects our corporate identity and solidifies our acquisitions under a single, recognizable brand that will be memorable with customers. While we phased in the Recreation USA trade name in fiscal 2000, we operated under multiple trade names, including:

          1.  Recreation USA
          2. Holiday RV Superstores: the original name used by all dealerships owned by Holiday until October 1999;
          3. County Line RV/Recreation USA: the trade name of the five dealerships acquired in November 1999 as part of the County Line RV acquisition;
          4. Little Valley RV/Recreation USA: the trade name of the two dealerships acquired in March 2000 as part of the Little Valley acquisition; and
          5. Hall's Campers/Recreation USA: the trade name of the dealership acquired in October 2000.

     This strategy capitalized on the "brand name equity" of the acquired dealerships while the Recreation USA trade name was gaining recognition. The rebranding of the existing dealerships to Recreation USA has been completed for acquired dealerships to date, and we intend to continue to use this strategy of a phased in transition when acquiring new dealerships.

ADVERTISING AND PROMOTIONS

     Recreation USA has a year-round advertising campaign utilizing newspaper, magazines, direct mail, billboards, an extensive Internet website and yellow pages. Recreation USA uses national consumer magazines to increase brand awareness and company recognition of its ever-growing network of RV dealerships. On-lot promotions and off-lot consumer shows, organized by trade groups and private companies, supplement the advertising program. Recreation USA participates in 35 to 40 consumer RV shows and rallies annually, attended by up to 40,000 consumers each. Recreation USA also promotes smaller product shows at RV parks in which it targets existing RV owners in its markets. Recreation USA also promotes off-site product shows in connection with well-known mass merchandisers. Recreation USA utilizes the services of professional advertising and public relations firms to assist in implementing the advertising, promotion and public relations campaign.

E-COMMERCE

     We envision the establishment of a first-class web presence as one of five objectives that comprise the core of our strategic vision. Our presence has continually evolved from its humble beginnings as www.holidayrv.com, a business
                                                  -----------------
information site that contained price quote access creating prospective leads, all news releases, and all of Holiday's filings with the SEC. Our first major enhancement was launched in May, 1999 as www.RecUSA.com, which upgraded our
                                         --------------
information site to a business-to-consumer site introducing the industry's first "virtual dealership" online. Using RecUSA.com, consumers can browse through our new and used inventory, receive a trade-in quote, choose financing, insurance, and schedule service for their RV or boat. Purchases through Holiday's Internet sites can be delivered anywhere through Holiday's nationwide locations. RecUSA.com also features an online parts and accessories catalog that allows consumers to purchase RV supplies, camping equipment, houseware, hardware and other accessories online along with special product and service discounts that are only available on the Internet.

     Our web presence is designed to complement our nationwide dealership network by providing one easy access point of information and many geographic points of delivery. Some of our customers conduct research on the Internet before coming into one of our dealerships to finalize this big-ticket decision. We sell RVs to a part of the nearly 15,000 people that visit www.RecUSA.com each
                                                             --------------
month to research our inventory, order parts and accessories and learn more about Recreation USA and the RV experience. We believe Holiday has one of the most comprehensive e-commerce efforts in the industry and expects Internet sales to increase significantly as a result of www.RecUSA.com.
                                         --------------

CUSTOMER BASE

     Our customer base demographic characteristics varies from dealership to dealership, but primarily are represented by the following tables*.

 RV OWNERSHIP RATES BY AGE GROUPS**        RV OWNERSHIP RATES BY INCOME GROUP**


                         Percent of                                  Percent of
   Age of householder    Ownership           Income of householder   Ownership
---------------------- ------------       ------------------------- ------------

18-24                          3.6%        $15,000-                         3.8%
25-34                          6.2%        $15,000 - 24,999                 7.5%
35-44                          9.4%        $25,000 - 34,999                 8.9%
45-54                         12.8%        $35,000 - 49,999                13.4%
55-64                         16.4%        $50,000 - 74,999                13.2%
65-74                         11.6%        $75,000+                         9.0%
75+                            5.5%

*We obtained this information from THE RV CONSUMER; A DEMOGRAPHIC PROFILE; A University of Michigan Study, RVIA. The tables summarize findings from the
                              ----
fifth national survey of RV ownership sponsored by RVIA.

**Of the population that falls into this group, this % owns RVs.

     No one customer accounted for more than 10% of our revenues for fiscal 2000 or in prior years. Therefore, we are not dependent on a few major customers, the loss of which would have a material adverse effect on us.

MANUFACTURERS

     We currently market approximately 90 brands of RVs and 13 brands of recreational boats. We purchase approximately 32% of our RVs from Fleetwood Enterprises, Inc., 15% from Winnebago Industries, 15% from Thor Industries, Inc. and the rest from a number of other manufacturers including National RV Holdings, Inc., SMC Corporation, Western Recreational Vehicles, Inc., Forest River, Inc., Rexall Industries, Inc., Gulfstream Coach, Inc., Bayliner Marine Corporation, Mariah Boats, Inc., and Sea Ray Boats, Inc. In our opinion, the loss of any one brand of new RVs would not materially effect us. However, the loss of all the brands sold by any of three largest manufacturers, Fleetwood Enterprises, Inc., Winnebago Industries, and Thor Industries, Inc., would have a material effect on our sales. We feel the loss of all brands from any of these three manufacturers to be highly unlikely. Dealer representation decisions for manufactured brands are made at the manufacturers' plants on a brand-by-brand basis, rather than centrally at our corporate headquarters.

FLOOR PLAN FINANCING

     Substantially all new and used vehicles and boats held in inventory are pledged as security under floor plan contracts with financial institutions. Under these contracts, the sale of a pledged vehicle to a consumer requires payment to the lender in the amount, or release price, attributable to that vehicle under the floor plan contract. Manufacturers have their respective repurchase agreements in force for new vehicles with financial institutions with limited repurchase indemnification to the lenders against any default by us under the floor plan contracts. We believe our floor plan financing arrangement is standard in the industry. We are currently renegotiating our floor plan agreements with our lenders but there are no assurances that we will be successful.

EMPLOYEE RELATIONS

     As of October 31, 2000, 1999, and 1998, we had 351, 195 and 193 full-time employees respectively. We have no contracts of collective bargaining agreements with labor unions and have never experienced work stoppages. We consider our employee relations to be good. We maintain internal training programs at every level and have a well-developed internal quality control program and customer satisfaction feedback system for all of our dealerships.
We maintain a nation-wide recruitment program for sales, service and management personnel. Support personnel are usually hired from the local labor force. Factory training programs are available to our employees and we generally take full advantage of these programs by sending our employees to the manufacturer-supervised schools. Most full time employees are provided with paid annual vacations, medical and hospitalization insurance premium reimbursement, sick leave, paid holidays, stock grants and other fringe benefits. After one year of employment, employees are eligible to participate in the profit sharing and 401(k) investment plans.

Employee Stock Option program

     On October 24, 2000, we announced plans to initiate an incentive stock option plan for our employees. We anticipate awarding approximately 500,000 stock options during the first phase of the incentive program. All employees with more than one year of service will be eligible to receive options. We received authorization for the plan from shareholders in January 2000, and have reserved three million shares of common stock for the incentive stock options. We will base the number of options employees receive on their responsibilities and roles within the Company.

SEASONALITY

     Although the RV business is a year-round business in our markets, the RV industry is seasonal. We have significantly higher sales in the second quarter of our fiscal year, and significantly lower sales in our first and fourth quarters. During slack seasons at a particular retail center, we reduce inventory of both new and used RVs and introduce other cutbacks in operations, reducing the impact of the seasonality on the results of operations. A substantial portion of our expenses are fixed, therefore, operating income tends to be lower in the first and fourth quarters of our fiscal year and higher in the second quarter.

COMPETITION AND BUSINESS RISK

     Based upon statistics supplied by the RVIA, the RV industry in North America includes approximately 3,500 RV dealers and 190 vehicle manufacturers. Competition in the sales of new and used RVs is intense. We compete with a large number of retailers, some of which operating in more than one location, although most of our competitors operate from a single location. We believe we are one of the most competitive RV dealers in the nation, offering approximately 100 brands of new recreation vehicles and new boats, supported by an extensive coast to coast service network of facilities that is unique in the industries we serve.

     Significant competitive factors in the RV sale and service industry include vehicle availability, price, service, reliability, quality of service, and convenience. We are of the opinion that we are competitive in all factors listed above. Nevertheless, we anticipate that we will continue to face strong competition in the future.

     The RV business is heavily dependent upon the availability and terms of financing for the retail purchase of its products. Consequently, changes in interest rates and the tightening or loosening of credit by government agencies and financial institutions have dramatically affected our business in the past and are likely to do so in the future. The RV business is also negatively impacted by general economic down-turns and the increase of fuel costs.

REGULATION

     Compliance by the Company with federal, state and local laws and regulations, including, without limitation, environmental protection laws, has not had, and is not expected to have, a material effect on capital expenditures, earnings or the competitive position of the Company.

INSURANCE COVERAGE

     Historically, we have had little difficulty in obtaining insurance coverage for our dealership operations. We have obtained the insurance annually on a competitive bid basis, at what we believe to be reasonable premium rates. The applicable premium rates have been increasing slightly; however, we do not believe that these increases will have a material adverse effect on our business in the foreseeable future.

ITEM 2. PROPERTIES

FACILITY AND LOCATION

     The following table sets forth the location, premise size, and building square footage for our properties as of October 31, 2000.

                OWNED AND LEASED PROPERTIES USED IN OPERATIONS

                               APPROXIMATE       APPROXIMATE
                              BUILDING SIZE      PREMISE SIZE
                                SQARE FEET          ACRES           LANDLORD / OWNER              APPROXIMATE LOCATION
                              -------------     -------------     --------------------      --------------------------------
RETAIL OPERATIONS
------------------------

Owned
  Spartanburg, SC                     34,000             20.0     Holiday                   Adjacent to Interstate 26
  Clermont, FL                        27,148             15.2     Holiday                   Adjacent to U.S. Highway 27
  Inverness, FL                        5,936              1.5     Holiday                   Adjacent to U.S. Highway 44
  Las Cruces, NM                      14,000              7.0     Holiday                   Adjacent to Interstate 10
  Ocala North, FL                      6,856             17.9     Holiday                   Adjacent to U.S. Highway 441
  Ocala South, FL                      2,774              7.8     Holiday                   Adjacent to U.S. Highway 27
  Tampa, FL                           13,000              5.2     Holiday                   3.5 miles from Interstate 4 & 75

Lease
  Ft Myers, FL                        17,300              3.6     minority shareholder      On Highway 41, 3 miles from city
  Prosperity, WV                      62,450              5.5     minority shareholder      Adjacent to Interstate 77
  Roseville, CA                       24,000              3.6     3rd party                 Adjacent to Interstate 80
  Bakersfield, CA                     17,400              6.9     3rd party                 Adjacent to State Rd 99
  Whytheville, VA                     11,250              3.0     3rd party                 Exit 80 off Interstate 81
  Lexington, KY                       20,000              5.0     minority shareholder      2.5 miles from Interstate 75
  Winter Garden, FL                   30,000              5.0     3rd party                 2.5 miles from Interstate 4

EXECUTIVE OFFICES
------------------------

Leased
  Ft Lauderdale, FL                    4,500              n/a     3rd party                 5 miles from Interstate 95
  Orlando, FL                          3,750              n/a     3rd party                 .25 mile from the Interstate 4

     Our leases generally provide for initial lease terms ranging from five to ten years with renewals at the Company's option. As current leases expire, we believe that we will be able either to obtain lease renewals if desired for present store locations, or to obtain leases for equivalent or better locations in the same general area.

     The land and buildings of most the facilities we own were subject to mortgages with aggregate balances of approximately $7 million as of October 31, 2000.

     We believe that our facilities are adequate for the foreseeable future for the business carried on at most locations. In Fiscal 2000, our former dealership in Greer, SC was relocated to a new facility in Spartanburg, SC. Properties in Bakersfield, Las Cruces, Spartanburg, Clermont, Ocala South, and Ocala North have room for limited expansion.

ITEM 3.   LEGAL PROCEEDINGS

     We are a party to various legal proceedings arising from the ordinary course of our operations. We believe, based upon the opinion of our legal counsel, that none of these proceedings, individually or in the aggregate, will result in a material adverse effect on our consolidated financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock trades on the National Market System of the Nasdaq Stock
Market, under the symbol RVEE.   As of February 7, 2001, there were 432 holders
of record and approximately 1469 beneficial shareholders of our common stock.

     The table below gives the market high and low closing sale prices of our common stock for the quarters in the fiscal years ended October 31, 2000 and 1999, as reported on the Nasdaq Stock Market.


                                 MARKET PRICE


                            2000                            1999
                 -------------------------       -------------------------
QUARTER ENDED         HIGH          LOW              HIGH            LOW
--------------   -----------    ----------       ----------      ---------

January 31           7.1250        3.6250           2.4375         2.0313

April 30             6.7500        4.0000           4.0000         2.1250

July 31              5.5000        3.6250           4.5625         3.0625

October 31           5.0937        3.8175           5.6563         3.5000


     Holiday has never declared or paid cash dividends on our common stock, and we do not currently intend to pay cash dividends in the foreseeable future. Earnings and other cash resources will continue to be used in the expansion of our business.

     On November 11, 1999, Holiday issued $1.5 million in notes convertible at the option of the holder into common stock in connection with the acquisition of County Line Select Cars, Inc. The notes are convertible after two years at a conversion price of $7.50 per share.

     On March 1, 2000, Holiday issued a $1.7 million note convertible at the option of the holder into common stock in connection with the acquisition of Little Valley Auto and RV Sales Inc. The note is convertible at after two years at a conversion price of $7.50 per share.

     On October 31, 2000, Holiday issued 300,000 shares of unregistered common stock in connection with the acquisition of Hall Enterprises, Inc.

     ITEM 6. SELECTED FINANCIAL DATA

                                                                       Fiscal year ended October 31 (1)
                                                                   (in thousands, except earnings per share)

SELECTED STATEMENT
OF INCOME DATA:                                           2000(3)       1999       1998         1997          1996(2)
                                                       ----------   ---------    ---------    ---------    ----------
Revenue............................................    $ 152,367    $  81,396    $  74,294    $  68,007    $  74,764

Cost of sales......................................      127,374       67,369       61,099       55,260       61,562

Gross profit.......................................       24,993       14,027       13,195       12,747       13,202

Selling, general and administrative expenses.......       25,032       10,292        9,611        9,548        9,929
                                                       ---------    ---------    ---------    ---------    ---------

Income from operations.............................          (39)       3,735        3,584        3,199        3,273

Interest income....................................          118          555          517          480          393

Interest expense...................................       (5,095)      (1,134)      (1,363)      (1,381)      (1,505)

Gain (loss) on sale of fixed assets................           36          319           (1)         (19)
                                                       ---------    ---------    ---------    ---------    ---------

Income (loss) before taxes.........................       (4,980)       3,475        2,737        2,279        2,161

Income taxes (benefit).............................       (1,775)       1,321        1,044          892          829
                                                       ---------    ---------    ---------    ---------    ---------

Net income (loss)..................................    $  (3,205)   $   2,154    $   1,693    $   1,387    $   1,332
                                                       =========    =========    =========    =========    =========

Basic and diluted earnings (loss) per
common share.......................................    $   (0.42)   $    0.30    $    0.23    $    0.19    $    0.18
                                                       =========    =========    =========    =========    =========

Weighted average number of common shares
outstanding (basic)................................    $   7,592    $   7,184    $   7,302    $   7,434    $   7,524

Cash dividends paid per common share...............    $      --    $      --    $      --    $      --    $      --
                                                       =========    =========    =========    =========    =========

                                                                      As of October 31 (1)
                                                     (in thousands, except per share and operating data)

SELECTED BALANCE SHEET DATA:
                                                   2000(3)       1999         1998          1997         1996(2)
                                                  -------      -------       -------       -------       -------
     Working capital...........................   $ 9,025      $14,886       $13,381       $11,932       $10,449

     Inventories...............................    59,982       28,756        23,952        20,713        23,171

     Total assets..............................    90,186       45,735        37,740        33,979        34,411

     Floor plan contracts......................    53,884       23,673        18,083        15,805        17,504

     Long term debt............................    11,691          156           221           286           346

     Total liabilities.........................    71,808       26,111        20,232        17,796        19,639

     Total stockholders' equity................    18,378       19,623        17,508        16,183        14,773

     Tangible net worth........................    10,657       19,503        17,319        15,925        14,446

     Book value per common share...............      2.42         2.72          2.40          2.17          1.99

OPERATING DATA

     Number of dealerships.....................        14            7             7             8             8

     Number of RVs and boats sold..............     4,199        2,404         2,380         2,565         2,954

________________________________________________________________________________

(1) See Management's Discussion and Analysis of Financial Condition and Results of operations.
(2) Includes first full year of operating results from new dealership acquired in October 1995 in New Mexico.
(3) Includes 11.5 months of activity for County Line, acquired on November 11, 1999 and eight months of activity for Little Valley, acquired on March 1, 2000. See Management's Discussion and Analysis of Financial Condition and results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This annual report on Form 10K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to future events and financial performance. The words "believe", "project," "anticipates," "estimates," "expects," "most likely," "intends," and similar expressions, identify forward looking statements.

     Any forward-looking statement that we make or is made on behalf of us is subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors described below. Though we have attempted to list the factors we believe to be important to our business, other factors may prove to be important in affecting our operating results. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements.

     We caution you further not to place undue reliance on any forward looking statements, as they speak only of our view as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


GENERAL

     We are a multi-store dealership chain engaged in the retail sales, financing, and service of recreation vehicles, or RVs, boats and other recreation vehicles. Currently, we operate 14 retail centers, five in Central and North Central Florida, two in the Gulf Coast areas of Tampa and Ft. Myers, Florida, one in Spartanburg, South Carolina, two in California's central valley cities of Roseville and Bakersfield, one in Las Cruces, New Mexico, one in Prosperity West Virginia, one in Wytheville, Virginia, and one in Lexington, Kentucky.

     Our growth depends primarily on our ability to acquire new stores. We intend to capitalize on the anticipated demand and upon the consolidation opportunities available in the highly fragmented RV industry by acquiring additional dealers and improving their performance and profitability through the implementation of our operating strategies. Our primary acquisition focus is on well-established RV and marine dealers with strong leadership roles in key geographic markets with strong demographics. We are also considering opportunities within our existing markets when operating and marketing efficiencies can be obtained by the addition of more dealerships. We may expand our range of product lines and our market penetration by acquiring dealers that distribute RV product lines different from those currently offered by us.

     We intend to grow rapidly in fiscal 2001, primarily through the acquisition of RV dealerships. Our growth strategy involves significant risks. We began our growth strategy in fiscal 2000 by acquiring seven dealerships.

     During Fiscal 2000, we made three acquisitions.

     1. The first acquisition occurred on November 11, 1999, when we acquired County Line Select Cars, Inc., an Ocala, Florida based four-dealership RV sales and service company. Prior to the acquisition, County Line's annual revenue was approximately $70 million.

     2. The second acquisition occurred on March 1, 2000, when we acquired Little Valley RV Sales, Inc., a two-dealership RV sales and service company, with one dealership located in Prosperity, West Virginia, and the other located in Wytheville, Virginia. Prior to the acquisition, Little Valley's annual revenue was approximately $13 million.
     3. The final acquisition occurred on October 31, 2000, when we acquired Hall Enterprises, Inc., a one dealership sales and service company in Lexington, Kentucky. Prior to the acquisition, Hall's annual revenue was approximately $12 million.

  During October 2000 we signed agreements to acquire two additional dealerships.

     1. On October 5, 2000, we signed an agreement to purchase Emerald Coast RV Center, Inc., the largest independent full-service retailer on the Gulf Coast with annual revenue in excess of $40 million. The addition of Emerald Coast's four dealerships in Florida and Alabama will strengthen our presence in the Southeast market.
     2. On October 24, 2000, we signed a definitive agreement, subject to due diligence, to purchase Village RV, Inc., one of the largest independent, full-service RV dealerships in California with annual revenues of approximately $45 million.

     Acquisitions have a significant effect on our operating results and financial position and cause substantial fluctuations in our quarterly and yearly operating results. We have accounted for all of our acquisitions using the purchase method of accounting and, as a result, do not include in our financial statements the results of operations of the acquired company prior to the date we acquired it. Any goodwill of an acquisition is amortized over a 20-year period.

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

     Our growth also depends on same store growth. Over the next 10 years we expect double-digit sales growth from same stores. This projection is based primarily on a large number of the Baby Boomers reaching their peak earnings (and likewise, vacation) years. The U.S. Census Bureau confirms the expected high growth of the Baby Boomers segment of the U.S. population.

     We launched a national branding strategy in December 1999 to consolidate and rebrand the various operating names of our subsidiaries under a new trade name: Recreation USA. The new trade name better reflects our corporate identity and solidifies our acquisitions under a single, recognizable brand that will be memorable with customers.

     Management envisions the establishment of a first-class web presence as one of five objectives that comprise the core of our strategic vision. Our presence has continually evolved from its humble beginnings as www.holidayrv.com, a
                                                      -----------------
business information site that contained price quote access creating prospective leads, all news releases, and all of Holiday's filings with the SEC. Our first major enhancement was launched in May, 1999 as www.RecUSA.com, which upgraded
                                               --------------
our information site to a business-to-consumer site introducing the industry's first "virtual dealership" online. Using RecUSA.com, consumers can browse through our new and used inventory, receive a trade-in quote, choose financing, insurance, and schedule service for their RV or boat. Purchases through Holiday's Internet sites can be delivered anywhere through

Holiday's nationwide locations. RecUSA.com also features an online parts and accessories catalog that allows consumers to purchase RV supplies, camping equipment, houseware, hardware and other accessories online along with special product and service discounts that are only available on the Internet. We believe Holiday has one of the most comprehensive e-commerce efforts in the industry and expect Internet sales to increase significantly as a result of www.RecUSA.com.
--------------

RESULTS OF OPERATIONS

     We have summarized for the periods presented, certain selected income statement data as a percentage of total net revenues:

                                                      FISCAL YEAR
                                                     ENDED OCTOBER 31,
                                                ---------------------------

                                                    2000      1999     1998
                                                --------   -------   ------

Total revenue                                      100.0%    100.0%   100.0%
Cost of sales                                       83.6%     82.8%    82.2%
                                                --------   -------   ------
Gross profit                                        16.4%     17.2%    17.8%
Selling, general and administrative expense         16.4%     12.6%    12.9%
                                                --------   -------   ------
Income from operations                               0.0%      4.6%     4.8%
Interest expense, net                                3.3%      0.7%     1.1%
Gain (loss) on the sale of fixed assets              0.0%      0.4%     0.0%
Income tax provision (benefit)                      -1.2%      1.6%     1.4%
                                                --------   -------   ------
Net income (loss)                                   -2.1%      2.6%     2.3%
                                                ========   =======   ======

Number of stores at end of period                     14         7        7


Results of operations for fiscal 2000 compared to fiscal 1999

     SALES AND SERVICE REVENUE increased 87% to $152.4 million in fiscal 2000 from $81.4 million in fiscal 1999, primarily due to revenue from the newly acquired dealerships in fiscal 2000. Of the increase, $66.7 million, or 94%, was from newly acquired County Line and Little Valley dealerships. In spite of the negative impact of higher interest rates, increasing fuel prices and a declining stock market on customer traffic starting in the first quarter of fiscal 2000, we were able to increase comparable store (stores owned both periods) sales by 6%, or $4.3 million. We continue to respond to these market conditions with a concentrated focus on aggressive promotions, improved product mix, improved stocking levels, and improved service. On a pro forma comparable basis (all stores for the comparable periods) sale and service revenue decreased by approximately $338,000 or 0.2%.

   We expect revenue to increase significantly in Fiscal 2001, primarily due to our expansion.

   We expect our some store sales to fluctuate from the impact of:

   1. Changes in competition within each market we operate;
   2. Movement in interest rates;
   3. General market conditions in the areas in which our stores are located;
      and

  4. Our acquisition of new dealerships in the same general market of our existing dealerships.

  5.  Those risk factors set forth below.

      Coming off a record-setting 1999, RV industry analysts predicted that sales would increase 3 to 4 percent during 2000, yet industry shipments for the first 11 months of the year show the entire sector was down about 5.3 percent. Motorhomes, which led sales growth during 1999, declined nearly 14 percent. Higher interest rates, increasing fuel prices and a declining stock market dampened consumer confidence in 2000.

      Although we expect our existing stores to have sales growth and to remain profitable, we expect most of our sales growth to come from newly added store locations and may not be able to continue to grow or purchase new store locations at a sufficiently rapid pace or on terms and conditions favorable to us.

      GROSS PROFIT increased 78% to $25.0 million in fiscal 2000 from $14.0 million in 1999, primarily due to gross profit from the newly acquired dealerships in fiscal 2000. Gross margin decreased to 16.4% from 17.2%, primarily as a result of our decision to sell inventory at a lower cost in order to remain competitive. This decrease was offset by increased margins in parts and services, which increased to 44.9% from 44.1%. This was the result of our strategy to become the RV industry's first national brand. On a pro forma comparable basis (all stores for comparable periods), total gross profit decreased by $1.4 million, or 4.7%.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) increased 143%, or $14.7 million in fiscal 2000 to $25.0 million from $10.3 million in fiscal 1999, primarily due to $10.2 million in SG&A for the newly acquired dealerships. Approximately $3.2 million of the increase was due to expenses associated with
(1) building an infrastructure for our current and future expansion, (2) acquisition related expenses and (3) improving shareholder communications. Expenses to promote the new trade name "Recreation USA" and the relocation of two dealerships also impacted SG&A. We expect the infrastructure building and the acquisition related types of expense to continue but these expenses will have a significantly lower impact in the future on total SG&A as revenue from acquisitions increases and the integration of acquired businesses are completed.

      In fiscal 2000 there was a loss from operations of $39,000. This was $3.8 million less than the $3.7 million income from operations earned in fiscal 1999. Operating income as a percent of revenue decreased to 0.0% from 4.6%.

      INTEREST EXPENSE increased 363% to $5.1 million in fiscal 2000 from $1.1 million in fiscal 1999. The increase was primarily due to increased inventory levels, resulting from acquired dealerships, accounting for approximately 59% of the total increase. Higher interest rates on floor plan balances, accounted for 25% of the increase, 10% was for interest on acquisition related debt, and 6% was for mortgage interest.

      The FEDERAL AND STATE INCOME TAX BENEFIT rate was 36% in fiscal 2000 compared to a tax rate of 38% in fiscal 1999. The combined benefit rate varies from the statutory rate due to increased non-deductible expenses for tax, primarily goodwill. See note 11 of the notes to the consolidated financial statements for components of the income taxes and the reconciliation of the provision for income taxes to the federal statutory rates.

Results of operations for fiscal 1999 compared to fiscal 1998

      SALES AND SERVICE REVENUE increased 9.6% to $81.4 million in fiscal 1999 from $74.3 million in fiscal 1998, primarily due to a 12% increase in the average selling price of new vehicles. We experienced a continued trend from fiscal 1998 as a result of which we focused on increasing the sale of higher priced motorhomes and boats, targeting diesel motorhomes having greater potential higher dollar gross profits. We believe the diesel market will continue to grow and offer opportunity to increase revenue. On a same store basis, without the Atlanta dealership, which sold in December 1998, sales and service revenue increased 13.4%. Parts and service revenue, without Atlanta, was the same.

     COST OF SALES AND SERVICE as a percentage of revenue increased to 80.8% in fiscal 1999 from 82.2% in fiscal 1998.

     GROSS PROFIT increased 6.3% to $14.0 million in fiscal 1999 from $13.2 million in fiscal 1998. As a percentage of revenue, gross profit decreased to 17.2% from 17.8%. This decline was primarily due to the amount of gross profit contributed by parts and service to our total gross profit, which typically have a gross profit of 46% and 48%, and an increase in the gross profit contributed by agency commissions, new and used sales, which typically, in the aggregate, have a gross profit of 13% to 14%. Agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented 77% of our total gross profit, compared to 72% in the prior year. Agency commissions, alone, represented 17% of our total gross profit compared to 18% in the prior year. In both years, agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represent the majority of our gross profit.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES increased 7.1% to $10.3 million in fiscal 1999 from $9.6 million in fiscal 1998. On a same store basis, SG&A increased 14.8% primarily due to increased selling expenses related to increased revenue and personnel expense increase. As a percent of revenue, SG&A decreased to 12.6% from 12.9%.

     INCOME FROM OPERATIONS increased 4.2% to $3.7 million in fiscal 1999 from $3.6 million in fiscal 1998.

     INTEREST INCOME increased 7% to $555 thousand in fiscal 1999 from $517 thousand in fiscal 1998. Interest expense decreased 17% to $1.1 million from $1.4 million, due to fees received in connection with the floor plan arrangement in fiscal 1999, not received in fiscal 1998.

     As a percentage of revenue, INCOME BEFORE INCOME TAXES increased to 4.3% in fiscal 1999 from 3.7% in fiscal 1998. The combined Federal and State effective income tax rate was 38.0% in fiscal 1999 compared to 38.1% in fiscal 1998. Income tax rates varied from statutory rates due to state income taxes.

     NET INCOME increased 27.2% to $2.1 million in fiscal 1999 from $1.7 million in fiscal 1998. As a percentage of revenue, net income increased to 2.7% in fiscal 1999 compared to 2.3% in fiscal 1998.

     Basic and diluted earnings per share were 30 cents in fiscal 1999 compared to 23 cents in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash needs are primarily for our strategic acquisitions, and to a lesser degree to support operations, including non-floored inventory for resale and slower sales period liquidity. These cash needs have historically been financed with cash on hand or with occasional borrowings from Deorge Capital Management, a company controlled by one of our board members. Changes in our new inventory and partial changes in used inventory are financed by floor plan credit facilities.

     CASH FLOWS FROM OPERATIONS. During the year ended October 31, 2000, our cash flows continued to increase reflecting the activities of the County Line acquisition and the Little Valley acquisition. However, net cash of $497,000 was used by operating activities in fiscal 2000, compared to positive cash flows from operations of $2.2 million in the prior year, primarily due to a decrease in operating income. Increases in inventories of $1.5 million were primarily financed by increased floor plan contracts of $3.7 million.

     CASH FLOWS FROM INVESTING. Investing activities used a net of $6.9 million cash, $6.2 million to purchase dealerships, and $3.4 million for purchase of property, plant and equipment, primarily for building the relocated Spartanburg, S.C. dealership. The sale and leaseback of the Bakersfield dealership facility provided $2.1 million cash. Capital expenditures for property and equipment, not including amounts for business acquisitions, are expected to be approximately $700,000 in fiscal 2001.

     CASH FLOWS FROM FINANCING. Financing activities provided net cash of $472,000. Financing sources were $2.2 million from a real property mortgage on the new Spartanburg dealership and $3.9 million of notes payable. Cash was used to retire $5.8 million in notes payable.

     Net use of cash from all activities was $6.9 million, which reduced cash and cash equivalents to $2.2 million from $9.1 million the prior year.

     WORKING CAPITAL. Working capital decreased to $9.0 million from $14.9 million the prior year, primarily due to cash used for acquisitions in fiscal 2000.

     PRINCIPAL LONG-TERM COMMITMENTS. Holiday's principal long-term commitments, as of October 31, 2000, consist of operating leases and notes payable, including $3.2 million in convertible notes payable due to former owners of acquired businesses.

     Holiday's growth strategies are dependent upon obtaining adequate financing for the purchase of RV and marine dealerships. We are currently evaluating various sources of capital, its cost, and its ultimate effect on our capitalization.

     Holiday had $70,900,000 available under floor plan lines of credit for financing new and used inventories as of October 31, 2000. We are currently renegotiating our floor plan agreements with our lenders (see note 2 of the financial statements).

     We believe we can obtain additional debt financing at reasonable cost for our expansion. Two of the dealership properties that we own are not mortgaged. We are currently considering mortgage financing, or a sale-leaseback arrangement, from which the proceeds could be used for expansion of operations or acquisitions.

     We intend to continue the use of common stock as currency for acquisitions, either by initial payment or by issuing debt convertible to common stock, as one form of partial payment for acquisitions.

     During the next 12 months it may be necessary to issue additional common stock, additional debt convertible to common stock, or preferred stock that could be converted to common stock, to fund our expansion.

     Our inability to obtain adequate financing, at reasonable cost, would prevent us from meeting our planned growth and potentially will severely impact our business operating results and financial condition.

     INFLATION. We believe that increases in the cost of new vehicles and boats that may result from increases in cost of products purchased from our manufacturers can be offset by higher resale prices for used retail vehicles and boats as well as higher retail prices for new vehicles and boats, although there may be a lag in our ability to pass such increases on to our customers.

     Historically, increases in operating costs are passed on to the consumer when the market allows. We believe that our business has not been significantly affected by inflation, despite increased chassis and manufacturer conversion costs experienced. However, significant increases in interest rates may materially and adversely affect purchases of RVs generally and our results of operations and prospects.

     RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Historically, Holiday has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, Holiday does not expect adoption of SFAS No. 133 to have a material effect on its financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in Holiday's fiscal year 2001. Holiday does not expect the adoption of SAB 101 to have a material effect on Holiday's financial statements.

We are affected by general economic conditions and our sales are interest rate sensitive

     Our sales are affected by general economic conditions, including employment rates, prevailing interest rates, inflation, and other economic conditions affecting disposable consumer income generally. Weakness in the economy and volatility or declines in the stock market could have a material adverse effect on our business. The majority of our customers purchasing vehicles and boats finance their purchase. Increases in consumer interest rates could have an adverse effect on our ability to sell vehicles and boats. Furthermore, a general increase in commercial interest rates would increase the rates paid by us on our floor plan contracts, thereby adversely effecting Holiday's operating income.

We depend on strong sales in our second fiscal quarter

     Our business, and the recreational vehicle industry in general, is very seasonal. Our strongest sales period begins in January, because many recreation vehicle shows are held in that month. Strong sales demand continues from February through the summer months. Of our average annual net sales over the last three years, approximately 30% occurred in the quarter ending April 30. With the exception of our store locations in Florida, our sales are generally much lower in the quarter ending January 31. Because of the difference in sales in the warm spring and summer months versus the cold fall and winter months, if our sales in the months of February through July are significantly lower than we expect, we may not earn profits or we may lose money and have a net loss. This experience may materially and adversely affected us.

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

Our success will depend on how well we manage our growth

     We have very recently begun a period of rapid growth and, consequently, we have spent much time and effort in acquiring new stores. Although we believe that our systems, procedures and controls are adequate to support our growth, we cannot assure that this is the case and we believe that as we integrate our first acquisitions, we will need to make changes to these systems, procedures and controls. In addition, our growth will impose substantial added responsibilities on our existing senior management including the need to identify recruit and integrate new senior level managers. Management may not be able to oversee the growth efficiently or to implement effectively our growth and operating strategies. Our inability to manage our growth would result in a significant and severe financial impact on our business, operating results and financial condition.

We rely on several key manufacturers for almost all of our inventory purchases

     Our success depends, to a significant extent, on continued relationships with two major manufacturers from which we purchase approximately 46% of our new products. Cancellation or modification of the dealer agreements with these two manufacturers could have material adverse effect on our revenue. However, the loss of all the brands sold by these major manufacturers is highly unlikely. Dealer representation decisions for manufacturer brands are made at the manufacturer's plants on a brand-by-brand basis, rather than centrally at each respective manufacturers corporate headquarters. We currently purchase over 103 brands of RVs and boats from over 15 manufacturers.

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

Our Substantial Indebtedness Could Restrict Our Operations and Make Us more Vulnerable to Adverse Economic Conditions

     We have had and will continue to have a significant amount of indebtedness. Our growth strategy may require us to secure significant additional capital. Our future capital requirements will depend upon the size, timing and the structure of future acquisitions and our working capital. Any borrowings to finance future operations, asset purchases or acquisitions could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions or increases in interest rates on portions of debt that have variable interest rates.

     Our ability to make payments on our indebtedness depends on our ability to generate cash flow in the future. If our cash flow from operations is insufficient to meet debt service requirements, we could be required to sell additional equity securities, refinance our obligations or dispose of assets in order to meet our debt service requirements. In addition, our credit arrangements generally contain financial and operational covenants and other restrictions with which we must comply. Adequate financing may not be available if and when we meet it or may not be available on terms acceptable to us. Our failure to achieve required financial and other covenants or to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our business, financial condition and results of operations and prospectus.

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

     Agency commission fees run approximately 18% of our total gross profit. This arrangement carries several potential risks. For example, the lenders we arrange financing through may decide to lend to our customers directly rather than to work through us. If the customer goes directly to the bank to apply for a loan to purchase their RV we would not receive a fee for referral. Second, the lenders we currently refer customers to may change the criteria or terms they use to make loan decisions, which could reduce the number of customers that we can refer. Also, our customers may use the Internet or other electronic methods to find financing alternatives. If either of these events occur, we would lose a significant portion of our income and profit.

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

     FOREIGN EXCHANGE. To date, our revenue from operations has exclusively been denominated in United States dollars. The RV and boat products that we have sold to date have been priced in United States dollars and all of our sales in the fiscal years 2000 and 1999, and 1998, have been denominated in United States dollars. In the future, we may acquire RV or boat products that are priced in currencies other than the United States dollar and we may expand sales operations outside the United States. If either of these events occurs, fluctuations in the values of the respective currencies in which we purchase or sell could adversely affect us. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results. In the event we conduct transactions in currencies other than the United States dollar, we intend to carefully evaluate our currency management policies. If we deem it appropriate, we may consider hedging a portion of any currency exposure in the future.

     INTEREST RATES. We invest our surplus cash in financial instruments consisting principally of overnight bank repurchase agreements with fixed rates of interest. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Our overnight repurchase investments have some of the characteristics of floating rate securities, since the rates are subject to change each business day. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. If in the future we invest in longer term fixed rate investments, we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates. We face interest rate risk exposure on our floor plan financing since the rates on such debt fluctuates with prevailing market rates and this debt is substantial in relation to our asset base. We may also face interest rate risk exposure in connection with debt issued in connection with our acquisition strategy.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to Part II, Item 8, is submitted as a separate section of this form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change of accountants or reported disagreements on any matter of accounting principles or procedures or financial statement disclosure in Fiscal 2000.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 401 and 405 of Regulation S-K is set forth in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2000, and by this reference is incorporated herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is set forth in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2000, and by this reference is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K is set forth in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2000, and by this reference is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is set forth in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2000, and by this reference is incorporated herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements - The financial statements are filed as a separate section of this Form 10-K
     (a)(2) Financial Statement Schedules - All information required by Schedules called for under Regulation S-X is either not applicable or included in the Consolidated Financial Statements or Notes thereto.

     (a)(3) Exhibits - The Exhibits filed as part of this Form 10-K are listed on the Index to Exhibits appearing on page 29.

     (b)      Reports on form 8-K

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       HOLIDAY RV SUPERSTORES, INCORPORATED

                                       Registrant

                                       By:      /s/ Ronald G. Huneycutt
                                                Ronald G. Huneycutt, President,
                                                Chief Executive Officer

DATED:    February 13, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities as indicated.

Signature                    Title                                  Date

/s/ Michael S. Riley         Chairman of the                 February 13, 2001
-----------------------
Michael S. Riley             Board of Directors


/s/ Ronald G. Huneycutt      President, Chief Executive      February 13, 2001
-----------------------
Ronald G. Huneycutt          Officer, Director (Principal
                             Executive Officer)

                             Director                        February 13, 2001
-----------------------
David J. Doerge


/s/ William Curtis           Director                        February 13, 2001
-----------------------
William Curtis


                             Director                        February 13, 2001
-----------------------
Lee Iacocca


/s/ David A. Kamm            Director                        February 13, 2001
-----------------------
David A. Kamm


                             Director                        February 13, 2001
-----------------------
Lee B. Sanders

                               INDEX TO EXHIBITS

EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT
--------------           ----------------------

        3.1              Articles of Incorporation[1]
        3.2              Amendment to Articles of Incorporation[1]
        3.3              Amendment to Articles of Incorporation[1][2]
        3.4              By-Laws[1][2]
        3.5              Amendment in the Entirety of By-Laws[1][2]
        3.6              Amendment to By-Laws[1][2]
        3.7 Agreement and Plan of Merger between Holiday RV Superstores, Incorporated, a Florida corporation and Holiday RV Superstores, Inc., a Delaware corporation [11]
        3.8 Restated Certificate of Incorporation of Holiday RV Superstores, Inc., a Delaware corporation [11]
        4.1              Form of Common Stock Certificate of the Company[1]
       10.1              1987 Incentive Stock Option Plan [1]
       10.2 Form of Restrictive Stock Bonus Agreement for Officers and Employees [1]
       10.3              Form of Restrictive Stock Bonus Agreement for
                         Directors[1]
       10.4              Form of Restrictive Stock Bonus Agreement for Harvey M.
                         Alper[1]
       10.5 Underwriting Agreement between Thomas James Associates, Inc. and the Company dated November 10, 1987[3]
       10.6 Asset Purchase Agreement between Registrant and Ledford's RV and Marine World, Inc., James David Ledford and Mary Beth Ledford, Robert Lee Ledford and Joan Reeves Ledford, dated January 12, 1990[4]
       10.7 Lease agreement between James Ledford and Mary Beth Ledford, husband and wife, and Registrant dated February 12, 1990[4]
       10.8              Indemnification Agreement between Registrant and Newton
                         C. Kindlund dated November 17, 1990[5]
       10.9              Indemnification Agreement between Registrant and Joanne
                         M. Kindlund dated November 17, 1990[5]
       10.10             Indemnification Agreement between Registrant and
                         W. Hardee McAlhaney dated November 17, 1990[5]
       10.11 Indemnification Agreement between Registrant and Franklin J. Hitt dated November 17, 1990[5]
       10.12 Indemnification Agreement between Registrant and Lawrence H. Katz dated November 17, 1990[5]
       10.13             Indemnification Agreement between Registrant and James
                         P. Williams dated November 17, 1990[5]
       10.14             Indemnification Agreement between Registrant and Avie
                         N. Abramowitz dated November 17, 1990[5]
       10.15             Indemnification Agreement between Registrant and Paul
                         G. Clubbe dated November 17, 1990[5]
       10.16             Asset Purchase Agreement between Registrant and Venture
                         Out Recreation Vehicles - Roseville, Venture Out Recreation Vehicles - Bakersfield, G. Lee Fitzgerald and Bruce M. Fitzgerald dated July 21, 1994[6]
       10.17 Agreement of Sublease between Registrant and Venture Out, dated July 31, 1994[6]
       10.18 Assignment of Lease between Registrant and Venture Out Properties, dated July 31, 1994[6]
       10.19 Lease between Registrant, Newton C. Kindlund and Joanne Kindlund dated November 1, 1994[6]
       10.20 Lease agreement between Newton c. Kindlund Revocable Property Trust and the Registrant, dated May 1, 1997, for the lease of real property in Ft. Myers, Florida[7]
       10.21 Lease agreement between Newton C. Kindlund Revocable Property Trust and the Registrant, dated May 1, 1997, for the lease of real property in Ft. Myers, Florida[7]
       10.22 Asset Purchase Agreement between Registrant and County Line Select Cars, Inc., and The Persons Named Therein dated November 11, 1999[8]

       10.23 Stock Purchase Agreement between the Registrant, Little Valley Auto and RV Sales, Inc., Ernest Davis, Jr. and Lori A. Davis dated March 1, 2000 [9]
       10.24 Stock Purchase Agreement between Registrant, Hall Enterprises, Inc., a Kentucky corporation and Tommy R. Hall dated July 10, 2000 [10]
       21.1              Subsidiaries of Registrant
       23.1              Consent of Independent Auditors

-------------
[1] Incorporated by reference to the Exhibits to the Registration Statement on Form S-18 filed by the Registrant on September 14, 1987, and which became effective on October 27, 1987 (File No. 33-17190-A).
[2] Incorporated by reference to the Exhibits to the Registration Statement on Form 8-A filed by Registrant on December 22, 1987, and which became effective December 28, 1987 (File No. 0-16448).
[3] Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the Registrant on January 28, 1988.
[4] Incorporated by reference to the Exhibits to the Annual Report on Form 8-K filed by the Registrant on February 27, 1990.
[5] Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the Registrant on January 27, 1992.
[6] Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the Registrant on January 26, 1995.
[7] Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the registrant on January 27, 1998.
[8] Incorporated by reference to the Exhibits to the Report on Form 8-K/A filed by the Registrant on January 25, 2000.
[9] Incorporated by reference to the Exhibits to the Report on Form 8-K/A filed by the Registrant on May 15, 2000
[10] Incorporated by reference to the Exhibits to the Report on Form 8-K filed by the Registrant on November 14, 2000
[11] Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the Registrant on January 15, 2001.

                          ANNUAL REPORT ON FORM 10-K

                         ITEM 8, ITEM 14(a)(1) and (2)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       LIST OF FINANCIAL STATEMENTS AND

                         FINANCIAL STATEMENT SCHEDULES

                        AS OF OCTOBER 31, 2000 AND 1999

            AND FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                     HOLIDAY RV SUPERSTORES, INCORPORATED

                               AND SUBSIDIARIES

                               ORLANDO, FLORIDA

Holiday RV
Superstores,
Incorporated
Financial Statements
Years Ended October 31, 2000 and 1999

Holiday RV Superstores, Incorporated
Table of Contents

--------------------------------------------------------------------------------


Report of Independent Certified Public Accountants                      F-2

Consolidated Financial Statements:

     Balance Sheets                                                     F-3

     Statements of Operations                                           F-4

     Statements of Shareholders' Equity                                 F-5

     Statements of Cash Flows                                           F-6

     Notes to Consolidated Financial Statements                         F-7

              Report of Independent Certified Public Accountants


Shareholders and Board of Directors of
Holiday RV Superstores, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Holiday RV Superstores, Inc. and its subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principals generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 9 to the financial statements, the Company does not have a definitive agreement in place with its primary floor plan lender to cover their floor plan financing requirements. Additionally, the Company has incurred a significant net loss in fiscal 2000 and has net outflows from operations that may require additional funding. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that result from the outcome of this uncertainty.

January 26, 2001, except as to Notes 2 and 9
  for which the date is February 12, 2001

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           OCTOBER 31,
                                                                  ----------------------------
                                    Assets                            2000            1999
                                                                  ----------------------------
Current assets:
   Cash and cash equivalents                                      $  2,215,352    $  9,119,264
   Accounts receivable
     Trade and contracts in transit                                  3,104,774       2,234,980
     Other                                                           1,338,352         393,278
   Inventories, net                                                 59,981,771      28,755,779
   Prepaid expenses                                                    443,696          60,587
   Refundable income taxes                                           1,399,793         100,868
   Deferred income taxes                                               658,981         177,000
                                                                  ------------    ------------
           Total current assets                                     69,142,719      40,841,756

Property and equipment, net                                         12,418,047       4,598,477

Other assets
   Goodwill, net of accumulated amortization
     of $266,440                                                     7,662,958

   Other                                                               754,530         177,272

Noncurrent deferred income taxes                                       207,967         117,000
                                                                  ------------    ------------

           Total assets                                           $ 90,186,221    $ 45,734,505
                                                                  ============    ============


                     Liabilities and Shareholders' Deficit

Current liabilities:
   Floor plan notes payable                                       $ 53,884,241    $ 23,673,241
   Accounts payable                                                  1,190,140         410,732
   Customer deposits                                                   405,678         111,519
   Accrued expenses and other current liabilities                    3,834,868       1,690,760
   Current portion of capital lease obligation                         113,798          69,161
   Current portion of LIFO tax liability                               250,451
   Current portion of notes payable                                    389,944
   Current portion of deferred gain on leaseback transaction            48,626
                                                                  ------------    ------------
           Total current liabilities                                60,117,746      25,955,413

   Long-term capital lease obligation, less current portion            218,381         155,730
   LIFO tax liability, less current portion                            751,354
   Long-term notes payable, less current portion                     7,063,574
   Deferred gain on leaseback transaction, less current portion        425,482
   Long-term notes payable
   Convertible notes payable                                         3,231,920
                                                                  ------------    ------------
           Total liabilities                                        71,808,457      26,111,143
                                                                  ------------    ------------

Commitments and Contingencies

Shareholders' equity
   Preferred stock $.01 par; shares
     authorized 2,000,000; issued 0
   Common stock, $.01 par, shares authorized
     23,000,000; issued 7,940,000 and 7,505,000                         79,400          75,050
   Additional paid-in capital                                        7,139,197       5,184,370
   Retained earnings                                                11,700,822      14,905,597
   Treasury stock, 300,700 shares at cost                             (541,655)       (541,655)
                                                                  ------------    ------------
           Total shareholders' equity                               18,377,764      19,623,362
                                                                  ------------    ------------

           Total liabilities and shareholders' equity             $ 90,186,221    $ 45,734,505
                                                                  ============    ============

See accompanying notes

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         YEAR ENDED OCTOBER 31,
                                               -----------------------------------------------
                                                    2000             1999             1998
                                               -------------    -------------    -------------
Sales and service revenue
   Vehicle and marine                          $ 138,155,081    $  72,240,919    $  64,605,771
   Service, parts and accessories                  9,240,171        6,233,791        6,929,335
   Other, net                                      4,972,094        2,921,580        2,758,486
                                               -------------    -------------    -------------
       Total sales and service revenue           152,367,346       81,396,290       74,293,592
                                               -------------    -------------    -------------

Cost of sales and service
   Vehicles and marine                           122,284,905       63,883,910       57,448,166
   Service, parts and accessories                  5,089,500        3,485,500        3,650,216
                                               -------------    -------------    -------------
       Total cost of sales and service           127,374,405       67,369,410       61,098,382
                                               -------------    -------------    -------------

Gross profit                                      24,992,941       14,026,880       13,195,210

Selling, general and administrative expenses      25,031,909       10,291,795        9,611,398
                                               -------------    -------------    -------------

Income from operations                               (38,968)       3,735,085        3,583,812

Other income (expense):
   Interest income                                   117,788          554,557          517,200
   Interest expense                               (5,094,560)      (1,133,687)      (1,362,946)
                                               -------------    -------------    -------------
          Total other income (expense)            (4,976,772)        (579,130)        (845,746)
                                               -------------    -------------    -------------

Gain (loss) on sale of fixed assets                   35,845          318,820             (950)
                                               -------------    -------------    -------------

Income (loss) before income taxes                 (4,979,895)       3,474,775        2,737,116

Income taxes (benefit)                            (1,775,120)       1,321,000        1,044,000
                                               -------------    -------------    -------------

Net income (loss)                              $  (3,204,775)   $   2,153,775    $   1,693,116
                                               =============    =============    =============
Basic and diluted earnings (loss)
     per common share                          $       (0.42)   $        0.30    $        0.23
                                               =============    =============    =============

See accompanying notes.

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                                 Common Stock     Additional                      Treasury Stock
                                            ---------------------   Paid-in      Retained     ----------------------    Deferred
                                              Shares      Amount    Capital      Earnings      Shares      Amount     Compensation
                                            -----------  --------  -----------  ------------  ---------  -----------  ------------
Balance at October 31, 1997                   7,465,000  $ 74,650  $ 5,112,271  $ 11,058,706     31,300    $ (50,193)  $   (12,421)
   Net income for the year                                                         1,693,116
    Treasury shares repurchased                                                                 220,400     (379,905)
    Amortization of deferred
      compensation                                                                                                          11,484
                                            -----------  --------  -----------  ------------  ---------  -----------   -----------
 Balance at October 31, 1998                  7,465,000    74,650    5,112,271    12,751,822    251,700     (430,098)         (937)
    Net income for the year                                                        2,153,775
    Exercise of common stock
      options                                    40,000       400       72,100
    Return of unvested
      restricted bonus stock                                                                      2,500       (2,681)
    Treasury shares repurchased                                                                  46,500     (108,876)
    Amortization of deferred
      compensation                                                                                                             937
                                            -----------  --------  -----------  ------------  ---------  -----------   -----------
 Balance at October 31, 1999                  7,505,000    75,050    5,184,371    14,905,597    300,700     (541,655)            -
    Net loss for the year                                                         (3,204,775)
    Exercise of common stock options            135,000     1,350      234,316
    Stock option compensation expense                                   72,290
    Options and warrants issued to lenders
      and consultants                                                  308,220
    Tax benefit of incentive stock options                              65,000
    Shares issued for acquisition               300,000     3,000    1,275,000
                                            -----------  --------  -----------  ------------  ---------  -----------   -----------

 Balance at October 31, 2000                  7,940,000  $ 79,400  $ 7,139,197  $ 11,700,822    300,700   $ (541,655)  $         -
                                            ===========  ========  ===========  ============  =========  ===========   ===========

 See accompanying notes.

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED OCTOBER 31,
                                                            -------------------------------------------------
                                                                  2000             1999             1998
Cash Flows from Operating Activities:
   Cash received from customers                             $ 153,156,135    $  80,483,810    $  73,696,488
   Cash paid to suppliers and employees                      (149,027,563)     (76,283,283)     (71,061,594)
   Interest received                                              338,155          554,557          517,200
   Interest paid                                               (4,935,418)      (1,123,323)      (1,366,031)
   Income taxes paid                                              (28,084)      (1,420,505)      (1,221,056)
                                                            -------------    -------------    -------------
      Net cash (used) provided by operating activities           (496,775)       2,211,256          565,007
                                                            -------------    -------------    -------------

Cash Flows from Investing Activities:
   Purchase of property and equipment                          (3,418,066)      (1,613,022)        (116,188)
   Proceeds from the sale of property and equipment               616,416        1,173,348              500
   Proceeds from the sale-leaseback of property                 2,102,891
   Payments for businesses acquired, net of cash               (6,180,770)              --               --
                                                            -------------    -------------    -------------
      Net cash used in investing activities                    (6,879,529)        (439,674)        (115,688)
                                                            -------------    -------------    -------------

Cash Flows from Financing Activities:
   Treasury stock purchase                                             --         (108,876)        (379,905)
   Repayment of capital lease obligations                         (78,944)         (57,748)         (58,926)
   Proceeds from notes payable                                  3,921,358
   Repayments of notes payable                                 (5,802,020)
   Proceeds from the exercised stock options                      231,998           72,500
   Proceeds from notes on real property                         2,200,000
                                                            -------------    -------------    -------------
      Net cash provided by (used in) financing activities         472,392          (94,124)        (438,831)
                                                            -------------    -------------    -------------

Net increase (decrease) in Cash and Cash Equivalents           (6,903,912)       1,677,458           10,488
Cash and Cash Equivalents, beginning of year                    9,119,264        7,441,806        7,431,318
                                                            -------------    -------------    -------------
      Cash and Cash Equivalents, end of year                $   2,215,352    $   9,119,264    $   7,441,806
                                                            =============    =============    =============

See accompanying notes

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                        YEARS ENDED OCTOBER 31,
                                                                               -----------------------------------------
RECONCILIATION OF NET (LOSS) INCOME TO NET                                        2000            1999          1998
                                                                               -----------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net (loss) income                                                              $(3,204,775)   $ 2,153,775    $ 1,693,116

Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
          Depreciation and amortization                                            803,546        317,840        354,612
          Stock option compensation and warrant issuance                           380,510             --             --
          Amortization of deferred compensation                                         --            937         11,484
          Return of unvested deferred compensation                                      --         (2,681)
          Deferred income taxes                                                   (337,896)       (24,000)       (52,000)
          Income tax benefit                                                    (1,437,224)          --             --
          Gain (loss) on disposal of property and equipment                         35,845       (318,820)           950

Changes in assets and liabilities, net of effect of acquisitions:
       (Increases) decreases in:
          Accounts receivable                                                     (162,940)      (838,628)      (640,888)
          Refundable income taxes                                                  (28,084)       (75,505)       (27,363)
          Inventories                                                           (1,520,326)    (4,804,059)    (3,238,976)
          Prepaid expenses                                                        (168,814)       (37,587)       (23,000)
          Other assets                                                           1,334,654        (45,968)        (7,974)
       Increases (decreases) in:
          Floor plan contracts                                                   3,650,002      5,589,760      2,278,035
          Accounts payable                                                      (1,254,625)       101,551         58,555
          Customer deposits                                                        294,159        (73,851)        43,784
          Accrued expenses                                                       1,119,193        268,492        212,365
          Income taxes payable                                                                                   (97,693)
                                                                               -----------    -----------    -----------
Net cash provided by (used in) operating activities                            $  (496,775)   $ 2,211,256    $   565,007
                                                                               ===========    ===========    ===========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

1. ORGANIZATION AND NATURE OF BUSINESS

      Holiday RV Superstores, Inc. and its wholly-owned subsidiaries ("Holiday," "The Company", "we," "us" or "our") is a multi-state retail chain of dealerships engaged in the retail sales, financing, and service of recreation vehicles, or RVs, and other recreation vehicles under the name "Recreation USA" in the Southeastern United States, West Virginia, Virginia, Kentucky, New Mexico and California. Each dealership offers a full line of new and used RVs and each dealership maintains a parts, service and body repair facility. Recreational boats are carried at selected dealerships. Holiday also has a subsidiary, Holiday RV Assurance Corporation, an insurance agency that receives commissions on the sale of insurance policies to RV owners from a variety of insurance companies.

      Holiday's dealerships have historically experienced, and we expect its dealerships to continue to experience, seasonal fluctuations in revenues with a larger percentage of revenues typically being realized in the second quarter of our fiscal year. In addition, our results can be significantly affected by the timing of acquisitions and the integration of acquired stores into our operations.

      Effective November 11, 1999, Holiday acquired all of the outstanding capital stock of County Line Select Cars, Inc. for a cash price of $5.0 million and $1.5 million in notes convertible into Holiday common stock (see note 4).

      On March 1, 2000, Holiday acquired all of the outstanding stock of Little Valley Auto & RV Sales, Inc. for a cash price of $1.7 million and $1.7 million in a note convertible into Holiday common stock (see note 4).

      On October 31, 2000, Holiday purchased all of the outstanding stock of Hall Enterprises, Inc. The total purchase price paid was $1.3 million and consisted of 300,000 shares of Holiday common stock (see note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Holiday RV Superstores, Inc. and its wholly-owned subsidiaries, which include Holiday RV Rental/Leasing, Inc., Holiday RV Superstores of South Carolina, Inc., Holiday RV Superstores West, Inc., Holiday RV Superstores of New Mexico, Inc., Holiday RV Assurance Corporation, County Line Select Cars, Inc., Little Valley Auto & RV Sales, Inc., and Hall Enterprises, Incorporated. All intercompany accounts and transactions have been eliminated in consolidation.

     BASIS OF PRESENTATION. The accompanying Consolidated Financial Statements have been prepared on a going concern basis which contemplate continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern.

     As more fully discussed in Note 9, the Company's primary floorplan agreement has been terminated effective January 31, 2001 to be replaced by a new agreement which the parties are still negotiating. As the floor plan financing arrangement with this primary lender is expected to be reduced from prior borrowing levels, the Company is also in the process of negotiating additional floor plan financing arrangements with other lenders. While the Company has retained the ability to floorplan its inventory through a forebearance agreement with the primary lender, failure to come to terms with their primary lender and/or obtain sufficient floor plan financing could have a material adverse effect on the business and the Company's ability to continue as a going concern.

     Additionally, the Company incurred a net loss of $3.2 million in fiscal 2000 and incurred net cash outflows from operations of approximately $497,000 in fiscal 2000. While management believes that revenues, profits and cash flows from operations should improve in fiscal 2001, the Company may be required to obtain additional outside funding to fund operating deficits. Management believes that additional financing will be made available to support the Company's liquidity requirements and that certain costs and expenditures could be reduced further should additional funding not be available. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

      CASH AND CASH EQUIVALENTS. Holiday considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts, money market funds and overnight repurchase agreements.

      INVENTORIES. Inventories are valued at the lower of cost or market. New and used vehicles are accounted for using specific identification. Cost of parts and accessory inventories is determined by the first-in, first-out (FIFO) method.

      PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting purposes. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. The estimated useful lives of the property and equipment range from 3 to 31 years. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets which are sold or retired are removed from the amount and accumulated depreciation of assets which are sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in the results of operations.

      INTANGIBLE ASSETS. Intangible assets include costs in excess of identifiable assets acquired (goodwill) and costs allocable to the estimated fair value of a covenant not to compete arrangement. Goodwill is being amortized using the straight-line method over 20 years. The covenant not to compete is being amortized over its contractual life using the straight-line method.

      ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values.

      INCOME TAXES. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. The temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

      REVENUE RECOGNITION. Retail sales and related costs of vehicles, parts and service are recognized in operations upon delivery of products or services to customers or, in the case of RVs, when the title passes to the customer.

      STOCK-BASED COMPENSATION. Holiday accounts for stock option grants and other forms of employee stock-based compensation in accordance with the requirements of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations. APB 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. Holiday provides the disclosure requirements of Statement of Financial Accounting Standards No.123, ACCOUNTING FOR STOCK BASED COMPENSATION ("SFAS 123") and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123.

      LOSS PER COMMON SHARE. Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per common share is based upon the weighted average number of shares outstanding, plus the effects of potentially dilutive common shares consisting of stock options and warrants. For the year ended October 31, 2000, options to purchase 430,923 shares of common stock and warrants to purchase 382,000 shares of common stock were excluded from the calculation of loss per share since their inclusion would be antidilutive (Note
9).

          A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings (loss) per share is as follows:

                                                          OCTOBER 31,
                                               --------------------------------
                                                  2000        1999       1998
                                               ---------   ---------  ---------
     Basic
        Weighted average number of common
          shares outstanding                   7,592,397   7,184,200  7,301,500
                                               =========   =========  =========

     Diluted
        Weighted average number of common
          shares outstanding                   7,592,397   7,184,200  7,301,500
        Dilutive stock options and
          convertible notes                        -         120,500     46,200
                                               ---------   ---------  ---------
                                               7,592,397   7,304,700  7,347,700
                                               =========   =========  =========

     ADVERTISING. Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs were approximately $2,679,000, $1,046,000 and $1,003,000 for the years ended October 31, 2000, 1999 and 1998, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS.   The carrying amounts of financial
instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable and capital lease obligations approximate fair value.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS. Certain prior year amounts have been reclassified from previous presentations to conform to 2000 presentation.

      RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Historically, Holiday has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, Holiday does not expect adoption of SFAS No. 133 to have a material effect on its financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in the Holiday's fiscal year 2001. Holiday does not expect the adoption of SAB 101 to have a material effect on the Holiday's financial statements.

3. SUPPLEMENTAL CASH FLOW INFORMATION

      The following table summarizes Holiday's non-cash investing and financing transactions:

                                                       FISCAL YEAR ENDED
                                                          OCTOBER 31,
                                               --------------------------------
                                                  2000         1999       1998
                                               ----------    -------     ------
Decrease in deferred compensation
  from return of unvested, restricted
  bonus stock                                  $        -    $ 2,861     $    -

Construction expenses included in
  accrued expenses                                      -     50,566          -

Common stock issued for business
  acquisitions                                  1,278,000          -          -

Mortgage notes payable assumed in
  connection with acquisition of
  building and land                             5,010,864          -          -

Convertible notes payable issued in
  connection with business acquisitions         3,231,920          -          -


4. ACQUISITIONS

     On November 11, 1999 the Company acquired 100% of the issued and outstanding stock of County Line Select Cars, Inc. The total purchase price paid to the County Line shareholders was $6.5 million, consisting of $5.0 million cash and $1.5 million in notes convertible into the Company's common stock. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $4.8 million in goodwill, to be amortized over 20 years on a straight-line basis. Operations of County Line are included in the accompanying consolidated statement of operations beginning November 12, 1999. On January 11, 2000, the Company acquired all of the land and buildings related to the operations of County Line Select Cars, Inc. from County Line's former shareholders. The total purchase price was $5.0 million, with the sellers providing first mortgage financing for the entire purchase. The mortgage has a 10-year term at an interest rate of 9.5% per annum, with principal and interest payable monthly based on a 20-year amortization.

      On March 1, 2000, Holiday acquired 100% of the issued and outstanding stock of Little Valley Auto & RV Sales, Inc. ("Little Valley"), Prosperity, West Virginia. The total purchase price paid to the Little Valley shareholders was $3.4 million, consisting of $1.7 million cash and $1.7 million in a note convertible into Holiday common stock. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.7 million in goodwill, to be amortized over 20 years on a straight-line basis. Operations of Little Valley are included in the accompanying consolidated statement of operations beginning March 1, 2000.

     On October 31, 2000 Holiday acquired 100% of the issued and outstanding stock of Hall's Enterprises, Inc. ("Hall"), Lexington, Kentucky. The total purchase price paid to Hall's shareholders was $1.3 million, paid with Holiday common stock. Holiday may be required to pay additional contingent consideration of up to 100,000 shares of Holiday common stock if certain pre-tax earnings levels are achieved in fiscal 2001 and 2002. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.3 million in goodwill, to be amortized over 20 years on a straight-line basis.

     The following unaudited pro-forma summary presents the consolidated results of operations of Holiday as if the County Line, Little Valley and Hall acquisitions had occurred at the beginning of periods presented herein. This presentation is for informational purposes only and does not purport of being indicative of what would have occurred had the acquisitions been made as of these dates or of results which may occur in the future.

                                                 Fiscal year ended October 31,
                                               -------------------------------
                                                   2000               1999
                                               -------------      ------------
                                                (unaudited)        (unaudited)

Revenue                                        $171,505,000       $171,843,000
Net income (loss)                                (3,335,000)         2,637,000
Basic and diluted earnings (loss) per share    $      (0.44)      $       0.37

     On March 17, 2000 Holiday entered into a lease with and acquired from Luke Potter Winnebago inventory and selected operating assets, in connection with the relocation of its Orlando, Florida dealership.

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

     Holiday borrowed $1.6 million from Doerge Capital Management in connection with the Little Valley acquisition. The interest rate was 15.0% per annum. In connection with the loan, Holiday issued to the lender, warrants to purchase 22,000 shares of Holiday common stock at the then market price. The warrants have a five-year term and vest in one year. Approximately $29,000 in value has been ascribed to the warrants using the Black-Scholes pricing model and the value has been recognized as consulting expense by Holiday. Principal and interest were due 90 days from funding. The loan has been repaid in full by Holiday. A member of Holiday's Board of Directors, is president of Doerge Capital Management.

     On May 11, 2000, Holiday borrowed $1.0 million from an officer of Holiday, principally to repay acquisition-related debt. The interest rate was 6.75% per
annum.   Holiday paid $36,000 in loan fees to
the lender and issued to the lender warrants to purchase 10,000 shares of common stock of Holiday at then market price. The loan principal and interest was paid in full by Holiday in August 2000.

5. OTHER BANK DEBT

     Holiday has various term notes outstanding with banks with an aggregate principal balance of $2,500,947 at October 31, 2000. Each have monthly payments of interest or principal and interest and mature at various times through May 2005. The notes are collateralized by real property or by other assets of the Company.

     Future principal maturities of term loans and acquisition debt (note 4) as of October 31, 2000 are as follows:

              Year ending October 31,
                   2001                     $   389,944
                   2002                       1,652,313
                   2003                       1,897,718
                   2004                         174,459
                   2005                         177,463
                   Thereafter                 6,393,541
                                            -----------
                   Total                    $10,685,438
                                            ===========


6. INVENTORIES

      Inventories are summarized as follows:

                                           OCTOBER 31,
                                -------------------------------
                                    2000                1999
                                -----------         -----------
   New Vehicles                 $43,190,901         $20,922,867
   New Marine                     1,337,623           1,503,756
   Used Vehicles                 12,620,666           4,543,606
   Used Marine                      494,064             209,276
   Parts and accessories          2,338,517           1,576,274
                                -----------         -----------
                                $59,981,771         $28,755,779
                                -----------         -----------

7. PROPERTY AND EQUIPMENT:

      Property and equipment are summarized as follows:

                                                     OCTOBER 31,
                                             --------------------------
                                                 2000           1999
                                             -----------    -----------

   Land                                      $ 3,477,690    $ 2,058,451
   Buildings and leasehold improvements        7,735,968      1,921,124
   Machinery and shop equipment                1,642,662        207,564
   Office equipment and furniture              1,051,481        856,884
   Vehicles                                      396,341        132,460
   Construction in progress                            -        875,799
                                             -----------    -----------
                                              14,304,142      6,052,282
Less accumulated depreciation
  and amortization                            (1,886,095)    (1,453,805)
                                             -----------    -----------
                                             $12,418,047    $ 4,598,477
                                             -----------    -----------

      Depreciation expense for the years ended October 31, 2000, 1999 and 1998 was $484,691, $248,960 and $285,732, respectively.

8. SALE-LEASEBACK

      On July 27, 2000, Holiday sold its Bakersfield, California dealership facility for $2.1 million, which was $486,000 over its carrying value at the time of the sale. Concurrently with the sale, Holiday entered into a lease arrangement for the dealership facility with the purchaser for an annual lease payment of $233,400 through 2010. The gain from the sale is being recognized over the term of the lease.

9. FLOORPLAN CONTRACTS

      Holiday finances substantially all new and used inventories through floor plan financing arrangements. Substantially all new and used vehicles and boats held in inventory are pledged as collateral under floor plan contracts. Floor plan contracts are due upon sale of the related vehicle. The agreements, as amended, limit Holiday's ability to pay dividends to stockholders, make advances to affiliates and repurchase its stock.

     In November 2000, the Company was notified by its primary lender that they intended to renegotiate certain provisions of the floorplan financing agreement. To initiate such renegotiations, the lender exercised their 60-day termination notice provision of the agreement to be effective January 31, 2001, and provided a new agreement to be effective February 1, 2001. The parties were unable to come to an agreement by that date and entered into a forebearance agreement which provides for the extension of terms and vehicle financing arrangements while the parties continue to negotiate. There can be no assurance that the Company will come to terms with their primary lender or obtain sufficient alternative floor plan financing (See Note 2).

      During fiscal 1999, Holiday received fees in connection with its floor plan arrangement. These fees are being amortized to reduce interest expense over the term of the arrangement (3 years). The amount amortized to interest expense for the years ended October 31, 2000 and 1999 were approximately $338,000 and $253,000, respectively.

      Maximum borrowings available under the contracts were $70.9 million as of October 31, 2000. The following summarizes certain information about the borrowings under the floor plan contracts:

                                                            OCTOBER 31,
                                                      -------------------------
                                                         2000          1999
                                                      -----------   -----------

Maximum amount outstanding at
   any month end                                      $58,217,207   $23,673,241

Average amount outstanding during the period          $51,887,893   $20,979,096

Weighted average interest rate during the period             8.14%         6.58%

Weighted average interest rate at the
   end of the period                                         8.79%         6.80%


10. STOCK OPTIONS AND WARRANTS

      The Company's 1999 Stock Option Plan ("Plan") provides for the issuance of up to 500,000 shares of common stock to regular full-time employees. The Plan allows for the issuance of either non-qualified or incentive stock options. The option exercise price shall be no less than 100% of the fair market value per share of common stock on the date of grant, except that such price must be at least 110% of the fair market value for employees who own more than 10% of the outstanding shares of the Company. In the case of non-qualified options, the exercise price shall generally be the fair market value, although the Compensation Committee of the Board of Directors may grant options with exercise prices less than fair market value. The options are exercisable, as determined by the Committee, over a period of time, but not more than ten years from the date of grant, and will be subject to such other terms and conditions as the Committee may determine.

      During fiscal year 2000, the Company's 1999 Stock Compensation Program (the "Stock Compensation Program") was approved by the Company's shareholders. The Stock Compensation Program shall be administrated by the Company's Board of Directors, and provides for the issuance of up to 3,000,000 shares of common stock to employees and non-employees. Awards under the Stock Compensation Program shall be issued under the general provisions of the Stock Option Program and are exercisable, as determined by the Company's Board of Directors, over a period of time, but not more than ten years from the date of grant. Options granted under the Plan may be incentive stock options or non-qualified stock options. Stock purchase rights and stock appreciation rights may also be granted under the Plan. The exercise price of incentive stock options and non-qualified options shall be no less than 100% and 85%, respectively, of the fair market values of Holiday's common stock on the grant date.

The following table summarizes the activity of Holiday's stock option plans:

                                                              Weighted Average
                                                  Number of    Exercise Price
                                                   Options        Per Share
                                                 ----------    ---------------

Options outstanding, October 31, 1997                300,000    $         1.77
   Granted                                                 -                 -
   Exercised                                               -                 -
   Forfeited                                               -                 -
                                                  ----------
Options outstanding, October 31, 1998                300,000              1.77
   Granted                                           410,000              3.21
   Exercised                                         (40,000)             1.81
   Forfeited                                               -                 -
                                                  ----------
Options outstanding, October 31, 1999                670,000              2.11
   Granted                                         1,016,000              5.55
   Exercised                                        (135,000)             1.83
   Cancelled                                        (205,000)             3.64
                                                  ----------
Options outstanding, October 31, 2000              1,346,000    $         4.47


At October 31, 2000, the 1,346,000 options outstanding under all stock option plans are summarized in the following table:

                    Options Outstanding                    Options Exercisable
------------------------------------------------------    ------------------------
                                             Weighted                    Weighted
                                Weighted      Average                    Average
Range of                         Average     Exercise                    Exercise
Exercise           Number       Remaining      Price        Number        Price
 Prices          Outstanding    Life (1)     Per Share    Exercisable   Per Share
---------        -----------    ---------    ---------    -----------   ----------
$1.70 - $2.55       125,000        4.25         $1.70        125,000       $1.70
$2.56 - $3.83       150,000        7.56         $3.32        150,000       $3.32
$3.84 - $5.74       781,000        7.53         $4.50        584,333       $4.46
$5.75 - $8.61       290,000        9.39         $6.18        180,000       $5.88
                 -----------                              -----------
Total             1,346,000                                1,019,333
                 ===========                              ===========

   (1) Average remaining contractual life in years

   On April 13, 2000, Holiday entered into a financial consulting and investment agreement with Schneider Securities, Inc. for a term of one year. Compensation for these services consists of $20,000 payable upon execution of the agreement and $60,000 in installments over the remaining term of the agreement. In addition, Holiday issued to Schneider warrants to purchase up to 350,000 shares of Holiday stock as follows: 150,000 shares at $5.00 per share; 100,000 shares at $7.50 per share; and 100,000 shares at $10.00 per share. The warrants have a one-year vesting period and a term of five years. Approximately $360,000 has been ascribed to the warrants under the Black-Scholes option pricing model and this value is being recognized as consulting expense by Holiday over the warrants vesting period. None of these warrants have been exercised as of October 31, 2000.

    Certain options were granted in fiscal 2000 at an exercise price below fair value of the common shares on the date of grant. Holiday recognized approximately $73,000 of expense in connection with this grant.

    The weighted average fair value of the options granted in 2000 was $1.30 per share. Had compensation expense been determined based upon the fair value of the options at their grant dates in accordance with SFAS 123, the net loss for fiscal 2000 would have been increased by approximately $1,491,000.

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:


            Average discount rate                    5.50%
            Volatility                                 31%
            Average expense option life               10 years


11. INCOME TAXES

    The components of income taxes (benefit) are as follows (rounded to nearest thousand):

                                                   OCTOBER 31,
                             --------------------------------------------------
                                 2000                  1999             1998
                             -----------           ----------        ----------

      Current:
         Federal             $(1,302,000)          $1,106,000        $  913,000
         State                  (135,000)             241,000           183,000
                             -----------           ----------        ----------
                              (1,437,000)           1,347,000         1,096,000
                             -----------           ----------        ----------
      Deferred
         Federal                (302,000)             (35,000)          (34,000)
         State                   (36,000)               9,000           (18,000)
                             -----------           ----------        ----------
                                (338,000)             (26,000)          (52,000)
                             -----------           ----------        ----------
      Total income taxes     $(1,775,000)          $1,321,000        $1,044,000
                             -----------           ----------        ----------

    The components of deferred tax assets and liabilities consist of the following (rounded to nearest thousand):


                                                    OCTOBER 31,
                                               ---------------------
                                                  2000        1999
                                               ---------   ---------

    Deferred tax assets:
      Accrued warranty                         $  91,000   $       -
      Property and equipment                      63,000      44,000
      State NOL carryover                        124,000           -
      Non-compete agreement                       73,000      73,000
      Inventory                                  379,000     136,000
      Deferred finance income                    118,000      22,000
      Accrued vacation                            17,000      17,000
      Other                                        2,000       2,000

                                               ---------   ---------
    Total deferred tax assets                    867,000     294,000

    Less current deferred tax assets            (659,000)   (177,000)

                                               ---------   ---------
    Long-term deferred tax assets              $ 208,000   $ 117,000
                                               ---------   ---------

     The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                                     OCTOBER 31,
                                  ---------------------------------------------
                                            2000                    1999
                                  ----------------------      -----------------
                                     AMOUNT      PERCENT      AMOUNT    PERCENT

Income taxes (benefits) at
    statutory rate                $(1,693,000)    34.0%    $1,181,000    34.0%

State income taxes, net of
    federal benefit                  (113,000)     2.3%       165,000     4.7%

Other                                  31,000     -0.6%       (25,000)    7.0%

                                  -----------  -------     ----------  ------
Income taxes (benefits) at
    effective rates               $(1,775,000)    35.7%    $1,321,000    38.0%
                                  -----------  -------     ----------  ------


12.EMPLOYEE BENEFIT PLANS

     Holiday has a Profit-Sharing and Employee Investment Plan which covers substantially all employees meeting certain minimum age and service requirements. Employee contributions to the investment plan may, at Holiday's discretion, be matched 25% up to a maximum employee contribution of 6% of the employee's compensation. Also, at Holiday's discretion, a profit-sharing contribution may be made. Company contributions to the plan, included in selling, general and administrative expenses, were approximately $58,133, $113,000 and $98,000 for the years ended October 31, 2000, 1999 and 1998, respectively.

     EMPLOYEE STOCK PURCHASE PLAN. Employees of the Company who are employed for at least five consecutive months in any calendar year, are employed at least twenty hours per week, and own less than 5% of the common stock, may purchase common stock at a 15% discount of fair market value.

13. CAPITAL AND OPERATING LEASE COMMITMENTS

     CAPITAL LEASE. Holiday leases computer equipment under agreements, which are classified as capital leases. Upon expiration of each of the leases, Holiday will have an option to purchase the computer equipment for a nominal amount. The equipment is included in property and equipment in the amount of approximately $250,000 net of accumulated amortization of $410,439 and $331,000 at October 31, 2000 and 1999, respectively.

     OPERATING LEASE. Holiday conducts its operations from leased facilities including land and buildings in Winter Garden and Fort Myers, Florida; Roseville and Bakersfield, California; Prosperity, West Virginia; Wytheville, Virginia and Lexington, Kentucky. The leases expire on various dates from 2000 through 2010, with most including renewal options.

     As of October 31, 2000, the future minimum lease payments under noncancellable capital and operating leases with initial or remaining terms of one year or more are as follows:



                                                 CAPITAL       OPERATING
                                                  LEASE         LEASES
                                                 --------    ------------
Year ending October 31,
     2001                                        $145,612     $1,119,096
     2002                                         138,066      1,065,845
     2003                                          46,415      1,046,327
     2004                                          41,455      1,046,327
     2005                                          28,552      1,046,327
                                                 --------    -----------
     Total minimum lease payments                $400,100     $5,323,922
                                                             ===========
     Less amount representing interest             67,921
                                                 --------
     Present value of mimimum lease payments     $332,179
     Less current portion                         113,798
                                                 --------
     Long-term capital lease obligation          $218,381
                                                 ========



     Holiday's rental expense under operating leases for the fiscal years ended October 31, 2000, 1999 and 1998 was $652,683, $531,468 and $527,645,
respectively.

14. RELATED PARTY TRANSACTIONS

     Holiday paid $395,000, $203,000 and $203,000 to related parties for facility rent (Note 13) during the years ended October 31, 2000, 1999 and 1998, respectively.

15. COMMITMENTS AND CONTINGENCIES

     CONCENTRATION OF CREDIT RISK. Holiday's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Holiday places its funds with high credit quality institutions. At times, the monies may be in excess of the FDIC or other insurance limits. With regard to receivables, Holiday routinely assesses the financial strength and collectibility of its customers and, as a consequence, believes that its accounts receivable risk is limited.

     Holiday relies on several manufacturers as suppliers for its product lines. Approximately 47%, 49% and 58% of Holiday's new vehicle sales for the years ended October 31, 2000, 1999 and 1998, respectively, consists of vehicles purchased from the same two manufacturers. In the opinion of management, the loss of any one brand of new RV would not materially affect Holiday. However, the loss of all brands sold by either of the two largest manufacturers would have a material effect on the company's sales. Management feels the loss of all brands from either of these two manufacturers to be highly unlikely.

     CONSULTING AGREEMENTS. On June 30, 1999, Holiday entered into two separate consulting agreements with the former principal shareholders to assist the company in corporate administration activities. These consulting agreements are for a two-year period. During the term of these agreements, Holiday shall pay each consultant a total of $130,000 in fees, payable in monthly installments. In addition, each consultant was granted options to purchase 40,000 shares of common stock at an exercise price of $3.21 per share (see note 10). The options have a five-year term. Holiday has recognized consulting expense of $82,000 for the fiscal year ended October 31, 2000 based upon the Black Scholes option pricing model valuation of these options. The consultants are also entitled to certain benefits and the reimbursement of expenses incurred.

     THIRD-PARTY FINANCING. Holiday uses third-party banks and/or finance companies to assist its customers in locating financing for vehicle purchases. Holiday refers customer to one or more of these third-party financing sources and earns a referral fee if the third-party lender consummates a loan contract with the customer. These contracts represent third-party financing, and Holiday provides no underwriting or credit approval services for the lender. Holiday's referral fees are a commission and are typically based upon the difference between the interest rate the customer pays under the contract with the lender and an interest rate designated by the lender. At no time does Holiday service or guarantee the collection of these loans or receivables. Holiday could be charged back the commission by the lender if the loan is paid off or foreclosed in a specified period of time, usually limited to the first six months of the term, and if the chargeback exceeds reserves retained by the lender.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results for the fiscal years ended October 31, 2000 and October 31, 1999.


                                                                   Fiscal 2000 Quarter
                                             -------------------------------------------------------------
                                               First            Second             Third           Fourth
                                             --------          --------          --------         --------
                                                    (Dollars in thousands, except per share data)

Revenue                                      $ 34,039          $ 49,850          $ 38,566         $ 29,913

Gross Profit                                    5,535             8,085             7,057            4,316

Net income (loss)                                (193)              153              (469)          (2,696)

Basic and diluted earnings (loss)
  per common share (a)                          (0.03)             0.02             (0.06)           (0.36)

                                                                   Fiscal 1999 Quarter
                                             -------------------------------------------------------------
                                               First            Second             Third           Fourth
                                             --------          --------          --------         --------
                                                    (Dollars in thousands, except per share data)

Revenue                                      $ 18,183          $ 26,258          $ 19,697         $ 17,258

Gross Profit                                    3,071             4,248             3,534            3,174

Net income (loss)                                 442               843               497              372

Basic and diluted earnings (loss)
  per common share (a)                           0.06              0.12              0.07             0.05

(a) Calculated independently for each period, and consequently, the sum of the quarters may differ from annual amount.