Form 10-K/A
period 2000-10-31
HOLIDAY RV SUPERSTORES INC
filed 2001-02-28
CIK 822076

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ___________________

                                Amendment No. 1

                                 FORM 10-K/A

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

                        Commission file number: 0-16448

                          HOLIDAY RV SUPERSTORES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                   59-1834763
-------------------------------------------         ----------------------------
        (State or Other Jurisdiction                    (I.R.S. Employer
     of Incorporation or Organization)                 Identification No.)


200 E. Broward, Suite 920, Ft. Lauderdale, FL                    33301
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No _____
                                              -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates as of February 7, 2001, was approximately $12,000,000. As of February 7, 2001, Holiday RV Superstores, Incorporated had outstanding 7,904,300 shares of Common Stock.

                               EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A is being filed with respect to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 filed with the Securities and Exchange Commission on February 13, 2001 (the "Form 10-K"). Part III, Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" of the Form 10-K are hereby amended and restated in their entirety to include the required disclosures.

     Except as provided in the next paragraph, the Form 10-K as amended hereby continues to speak as of the date of the Form 10-K and the disclosures have not been updated to speak to any later date. Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K. All information contained in this Amendment No. 1 and the Form 10-K is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the filing of the Form 10-K.

     During and after the fiscal year ended October 31, 2000, the Registrant underwent several senior management changes, which are set forth in Item 10.

     No exhibits are being filed with this Amendment No. 1 on Form 10-K/A.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

Executive Officers and Directors


             Name                  Age        Positions (period of service)
--------------------------------  ------  -------------------------------------

Michael S. Riley............        47    Chairman of the Board, Director
                                          (since July 1999)
Ronald G. Huneycutt.........        57    President and Chief Executive Officer
                                          and Director (since November 1999)
Armando Alonso..............        58    Senior Vice President
James Teeter................        43    Director of Operations
David A. Kamm...............        63    Director (since July 1999)
David J. Doerge.............        48    Director (since July 1999)
William E. Curtis...........        41    Director (since July 1999)
Lee B. Sanders..............        40    Director (since June 2000)
Lee A. Iacocca..............        77    Director (since June 2000)
Paula M. Ouellette..........        51    Vice President - Human Resources


  Michael S. Riley

     Mr. Riley was appointed chairman of Holiday in July 1999. Mr. Riley is also chairman and co-founder of Recreational Holdings, Inc., a holding company formed to acquire and develop companies in the leisure industry. Mr. Riley has practiced law for more than 20 years in the areas of mergers and acquisitions and corporate finance, including eight years as principal of the Ft. Lauderdale based firm Yonge and Riley LLP, and as manager of the Fort Lauderdale practice for regional law firm Adorno and Zeder. His background also includes serving as an Assistant State Attorney in Florida and special counsel to federal and state law enforcement agencies. Mr. Riley holds a law degree from the University of Notre Dame with an emphasis on international law.

  Ronald G. Huneycutt

     Mr. Huneycutt was appointed a director of Holiday in July 1999, secretary in August 1999 and chief executive officer and president in February 2000. Mr. Huneycutt has served as the chief financial officer and a director of publicly traded Atlas Healthcare, Inc., a Miami-based holding company for healthcare-related companies, since 1998. From May 1998 to November 1998, Mr. Huneycutt served as a consultant and chief financial officer to Coordinated Care Solutions, Inc. in Coral Springs, Florida. Prior to that, Mr. Huneycutt worked at a number of healthcare companies in financial positions, including Hospital Staffing Services--vice president of finance and chief financial officer, 1996 to 1998; Neonatology Certified, Inc.--vice president of finance and business development, 1993 to 1996; and Surgicare America, Inc.--vice president of finance, 1991 to 1992. Prior to these positions, Mr. Huneycutt was a partner and spent 17 years at Coopers & Lybrand (now PricewaterhouseCoopers, LLP), in Miami, Florida. Mr. Huneycutt received his B.S. in Commerce from the University of Virginia and is a certified public accountant.

  Armando Alonso

     Mr. Alonso joined Holiday in November 1999 after selling to Holiday his interest in County Line Select Cars, Inc., a dealership with four locations in Florida. Mr. Alonso had been the President of County Line, a position he had held since its formation in 1979. He now serves as senior vice president and regional manager, bringing more than three decades of experience in the RV and automotive markets.

  James Teeter

     Mr. Teeter was appointed Director of Operations of Holiday in May 2000 after serving as a District Manager for the Florida region. He brings with him 19 years of combined experience in the RV and automotive makers. Mr. Teeter joined County Line Select, Inc. in 1998 as General Manager of its Clermont dealership. Prior to joining County Line, Mr. Teeter served as General Manager of Bates RV in Tampa.

  David A. Kamm

     Mr. Kamm has been a director of Holiday since May 1999. He is a registered Investment Advisor Representative with Raymond James and Associates in Ft. Myers, Florida. He obtained a B.S. in electrical engineering from the University of Illinois and a M.B.A. from Michigan State University. Mr. Kamm has been in the investment business since 1970 and joined his present employer in 1977. For the last 18 years he has published a weekly column running in numerous newspapers across the State of Florida -- "Take Stock in Florida."

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

  William E. Curtis

     Mr. Curtis was appointed a director of Holiday in July 1999. Mr. Curtis currently is a director and founder of Curtis Holdings, Inc., which provides investment banking activities. Mr. Curtis served as the Midwestern senior vice president of Coast Business Credit from July 1999 to September 2000. Prior to joining Coast, Mr. Curtis provided investment banking and financial advisory services through A.B.C. Solution, Inc., where he has served from July 1996 to the present. Prior to forming A.B.C. in 1996, Mr. Curtis served in various asset-based lending capacities with Allstate Financial Corporation--October 1994 to July 1996--and Great Western Financial Services--March 1992 to October 1994.

  Lee B. Sanders

     Mr. Sanders has been a director of Holiday since May 2000. Since 1998, Mr. Sanders has served as a director of travelbyus.com, Ltd. (Nasdaq: TRIP) From its inception in 1998 until its merger agreement with travelbyus.com, Ltd. in 2000 to form travelbyus, Inc., Mr. Sanders also served as the chairman of the board of Aviation Group, Inc. (a manufacturing, overhaul, services and distribution company to airlines all over the world). Mr. Sanders is a graduate of the University of Tennessee, earning a Bachelors Degree in Business. Mr. Sanders has served as President of Dallas County Young Republicans and has been honored by being appointed an admiral in the Texas Navy by the Governor of Texas. Mr. Sanders was also named Honored Professional by Who's Who of American Business Executives in its 1998-1999 edition.

  Lee A. Iacocca

     Mr. Iacocca has been a director of Holiday since June 2000. Mr. Iacocca is currently the chairman and chief executive officer of EV Global Motors, a company he founded in 1997.

Mr. Iacocca was the chief executive officer and chairman of the board of directors of Chrysler Corporation from November 1978 to December 1992, and a director of Chrysler until September 1994. Before Chrysler, Mr. Iacocca spent 32 years with Ford Motor Company as the president and chief operating officer and a director until October 1978. He is Chairman of the Iacocca Foundation, a philanthropic organization dedicated to educational projects and the advancement of diabetes research, and is Chairman of the Committee for Corporate Support of Joslin Diabetes Foundation. Mr. Iacocca is also Chairman Emeritus of the Statue of Liberty - Ellis Island Foundation and serves on the Advisory Board of Reading Is Fundamental, the nation's largest reading motivation program. Mr. Iacocca is an honorary trustee of Lehigh University and in 1987, was named founder and chairman of the Advisory Board of Iacocca Institute at Lehigh University. Mr. Iacocca earned a bachelor of science degree in industrial engineering from Lehigh University in Pennsylvania in 1945 and a master's degree in mechanical engineering from Princeton University in 1946.

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

     In February 2000, Paul G. Clubbe resigned as director of Holiday. In May 2000, Lee Sanders was appointed to fill this vacancy. In June 2000, the board of directors elected to increase the number of directors from six to seven and appointed Lee A. Iacocca as a director.

     In October 2000, Gary L. Rodney resigned as chief financial officer, assistant secretary and treasurer of Holiday. Following Mr. Rodney's resignation, Mr. McAlhaney resigned as assistant to the chairman and was appointed chief financial officer and vice president of Holiday. In January 2001, Mr. McAlhaney was terminated as chief financial officer and vice president, at which time Mr. Huneycutt was appointed interim chief financial officer.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires Holiday's officers and directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC and Nasdaq. Reporting persons are required by SEC regulations to furnish Holiday with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of those forms received or written representations from persons subject to the reporting requirements of Section 16(a), we believe that, with respect to the fiscal year ended October 31, 2000, all reporting persons complied with all applicable filing requirements of Section 16(a), except for: William E. Curtis, who filed six Forms 4 late that involved twenty-five transactions in total; Recreational Holdings, Inc. and Michael S. Riley, each of whom filed one Form 4 filed late that involved six transactions; Armando Alonso, who filed one Form 4 late that involved one transaction; William E. Curtis, David J. Doerge, Lee B. Sanders, David Kamm and Lee A. Iacocca will be filing a late Form 5 reporting one stock option grant transaction; and Gary Rodney who filed a Form 3 late upon being appointed an executive officer of Holiday.

Item 11.    Executive Compensation

     The following tables and discussion summarize the compensation of the chief executive officer and each of the four other most highly compensated executive officers whose annual salary and bonus in fiscal 2000 exceeded $100,000.

  Summary Compensation Table

                                                                                              Long-Term Compensation
                                          Annual Compensation

                                                                          Other
Name and                                                                  Annual          Restricted      Stock
Principal               Fiscal          Salary          Bonus          Compensation         Stock        Options       Other
Position                Year             ($)             ($)               ($)            Awards ($)        (#)         ($)
Michael S. Riley
  Chairman of           2000             $204,711            --             --               --           100,000           --
  the Board             1999             $ 31,673            --             --               --           125,000           --

Ronald G.
  Huneycutt,            2000             $204,326            --             --               --           100,000           --
  CEO and               1999             $ 26,500            --             --               --           125,000           --
  President

Armando Alonso,         2000             $117,023       $54,006             --               --            10,000           --
  Vice President        1999                   --            --             --               --            38,000           --

W. Hardee
  McAlhaney,            2000             $148,095            --             --               --                --     $171,000
  CFO and               1999             $102,639       $88,128             --               --                --     $    597
  Vice                  1998             $ 77,997       $75,102             --               --                --     $    597
  President

James Teeter,           2000             $122,145       $56,298             --               --           100,000     $ 29,750
  Director of
  Operations
---------------------------------------------------------------------------------------------------------------------------------

     Messrs. Riley and Huneycutt joined Holiday during fiscal 1999. Messrs. Alonso and Teeter joined Holiday in fiscal 2000. The salary figures include contributions by Holiday pursuant to an employee benefit plan established under
Section 401(k) of the Internal Revenue Code in the amounts of $12,666, $10,507 and $9,186 for Mr. McAlhaney for fiscal 2000, 1999 and 1998 respectively. Mr. McAlhaney's bonuses in fiscal 1999 and 1998 were based on Holiday's net income before taxes. The other compensation payable to Mr. McAlhaney included a $597 payment of a part of the premium on a term life insurance policy for Mr. McAlhaney whose sole beneficiary is designated by Mr. McAlhaney. The policy has no cash surrender value provisions. The other compensation payable to Mr. McAlhaney for fiscal 2000 included $171,000 which consisted the sale of 100,000 shares sold back to Holiday. Mr. Teeter's other compensation for fiscal 2000 included $29,750 for moving expenses.

   Option Grants in Fiscal 2000

     The following table sets forth information concerning stock option grants made during the fiscal year ended October 31, 2000, to the individuals named in the Summary Compensation Table. There were no grants of stock appreciation rights, or SARs, during the year.

                                                                                                 Potential realizable value
                                                                                                  at assumed annual rates
                                                                                                       of stock price
                                                                                                    appreciation for option
                                  Individual grants                                                         term
-----------------------------------------------------------------------------------------------------------------------------

                                                 Percent of
                                Number of           total
                               securities       options/SARs        Exercise
                               underlying        granted to         or base
                                 options        employees in         price         Expiration
Name                           granted (#)       fiscal year         ($/sh)          Date          5%($)            10%($)
-----------------------       -------------    ---------------    ------------    -------------   ----------     ------------
Michael S. Riley......           90,000                             $ 5.87           1/25/10       $332,245        $841,974
                                 10,000                             $4.525           9/15/10         28,457          72,117
Ronald G. Huneycutt....          90,000                             $ 5.87           1/25/10        332,245         841,974
                                 10,000                             $4.525           9/15/10         28,457          72,117
James Teeter..........          100,000                             $ 4.75           5/01/10        298,725         757,028
Armando Alonso........           10,000                             $4.875           5/11/10         30,659          77,695

  Option Exercises in Fiscal 2000 and Fiscal Year-End Option Values

     The following table sets forth information concerning the number and value of options held at October 31, 2000, by the individuals named in the Summary Compensation Table. There were no options or SARs exercised during fiscal 2000 except for Mr. McAlhaney exercised 100,000 shares, which were subsequently sold. The fiscal year-end values are based on a price of $4.313, the reported closing price of common stock on October 31, 2000.

                                     Number of securities                  Value of unexercised
                                    underlying unexercised                 in-the-money options
                                    options at FY-end (#)                       FY-end ($)
                               ------------------------------         ------------------------------
Name                           Exercisable      Unexercisable         Exercisable      Unexercisable
-------------------------      -----------      -------------         -----------      -------------
Michael S. Riley                225,000              --                    --                --
Ronald G. Huneycutt             225,000              --                    --                --
Armando Alonso                   48,000              --                    --                --
----------------------------------------------------------------------------------------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as to the shares of common stock beneficially owned as of February 22, 2001, by:

     (i) each person who beneficially owned more than five percent of the outstanding common stock of Holiday;
     (ii)   each director or director nominee;
     (iii) the CEO and each of the other four most highly compensated executive officers whose annual salary and bonus exceeded $100,000; and
     (iv)   all the directors, directors nominees and officers as a group.

Subject to community property laws where applicable, the person(s) as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned. The share numbers and percentages are calculated on the basis of the number of outstanding securities on February 7,

2001, which was 7,904,300, plus securities underlying each holder's options, warrants and securities convertible into common stock which have been issued and were exercisable within sixty (60) days of that date, in accordance with SEC Rule 13d-3. Unless a person beneficially owns more than one percent of the outstanding common stock, no percentage is presented in the table. The address of all officers and directors is 200 E. Broward, Suite 920, Ft. Lauderdale, Florida 33301. Michael S. Riley, the Chairman of Holiday, is the Chairman of Recreational Holdings, Inc. and, as a result, all shares owned by Recreational Holdings, Inc. are presented as beneficially owned by Mr. Riley also.

                                                                          Options
                                            Numbers of Shares            Included In
Name and Address                            Beneficially Owned              Total             Percentage of Class
------------------------------------     -----------------------      ------------------   -------------------------
Recreational Holdings, Inc..........                   4,494,244                     --                       56.8%
Michael S. Riley....................                   4,900,158                225,000                       61.9%
Ronald G. Huneycutt.................                          --                225,000                           *
Armando Alonso......................                       9,686                 48,000                           *
Lee A. Iacocca......................                          --                110,000                        1.4%
William E. Curtis...................                     484,143                 10,000                        6.1%
David A. Kamm.......................                          --                 10,000                           *
David J. Doerge.....................                          --                 10,000                           *
Lee B. Sanders......................                          --                 10,000                           *
All directors, director nominees
  and officers as a group (9 persons)                 5,393,987                648,000                       68.2%

_______________
*  Less than 1%

Item 13.   Certain Relationships and Related Transactions

          Holiday borrowed $1.6 million from Doerge Capital Management in connection with the acquisition of Little Valley Automotive and RV Sales, Inc. The interest rate was 15.0% per annum. In connection with the loan, Holiday issued to the lender, warrants to purchase 22,000 shares of Holiday common stock at the then market price. The warrants have a five-year term and vest in one year. Approximately $29,000 in value has been ascribed to the warrants using the Black-Scholes pricing model and the value has been recognized as consulting expense by Holiday. Principal and interest were due 90 days from funding. The loan has been repaid in full by Holiday. A member of Holiday's board of directors, David J. Doerge is president of Doerge Capital Management.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-k

  (a)(1) Financial Statements - The financial statements are filed as a separate section of this Form 10-K
  (a)(2) Financial Statement Schedules - All information required by Schedules called for under Regulation S-X is either not applicable or included in the Consolidated Financial Statements or Notes thereto.
  (a)(3) Exhibits - The Exhibits filed as part of this Form 10-K are listed on the Index to Exhibits appearing on page 11.

  (b)     Reports on form 8-K

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: February 28, 2001              HOLIDAY RV SUPERSTORES, INC.

                                      By:  /s/ Ronald G. Huneycutt
                                         -------------------------------------
                                         Ronald G. Huneycutt, President and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

              Signature                       Title                              Date
/s/ Michael S. Riley            Chairman of the Board and Director         February 28, 2001
Michael S. Riley

/s/ Ronald G. Huneycutt         Chief Financial Officer (Principal
Ronald G. Huneycutt                  Accounting Officer)                   February 28, 2001


David J. Doerge                            Director                        February __, 2001

/s/ William E. Curtis                      Director                        February 28, 2001
William E. Curtis

Lee B. Sanders                             Director                        February __, 2001

Lee A. Iacocca                             Director                        February __, 2001

/s/ David A. Kamm                          Director                        February 28, 2001
David A. Kamm
----------------------------------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT
---------------   ----------------------

     3.1          Articles of Incorporation[1]
     3.2          Amendment to Articles of Incorporation[1]
     3.3          Amendment to Articles of Incorporation[1][2]
     3.4          By-Laws[1][2]
     3.5          Amendment in the Entirety of By-Laws[1][2]
     3.6          Amendment to By-Laws[1][2]
     3.7 Agreement and Plan of Merger between Holiday RV Superstores, Incorporated, a Florida corporation and Holiday RV Superstores, Inc., a Delaware corporation[11]
     3.8 Restated Certificate of Incorporation of Holiday RV Superstores, Inc., a Delaware corporation [11]
     4.1          Form of Common Stock Certificate of the Company[1]
     10.1         1987 Incentive Stock Option Plan [1]
     10.2         Form of Restrictive Stock Bonus Agreement for Officers and
                  Employees [1]
     10.3         Form of Restrictive Stock Bonus Agreement for Directors[1]
     10.4         Form of Restrictive Stock Bonus Agreement for Harvey M.
                  Alper[1]
     10.5         Underwriting Agreement between Thomas James Associates, Inc.
                  and the Company dated November 10, 1987[3]
     10.6 Asset Purchase Agreement between Registrant and Ledford's RV and Marine World, Inc., James David Ledford and Mary Beth Reeves Ledford, dated January 12, Ledford, Robert Lee Ledford and Joan 1990[4]
     10.7 Lease agreement between James Ledford and Mary Beth Ledford, husband and wife, and Registrant dated February 12, 1990[4]
     10.8         Indemnification Agreement between Registrant and Newton C.
                  Kindlund dated November 17, 1990[5]
     10.9         Indemnification Agreement between Registrant and Joanne M.
                  Kindlund dated N November 17, 1990[5]
     10.10 Indemnification Agreement between Registrant and W. Hardee McAlhaney dated November 17, 1990[5]
     10.11        Indemnification Agreement between Registrant and Franklin J.
                  Hitt dated November 17, 1990[5]
     10.12        Indemnification Agreement between Registrant and Lawrence H.
                  Katz dated November 17, 1990[5]
     10.13        Indemnification Agreement between Registrant and James P.
                  Williams dated November 17, 1990[5]
     10.14        Indemnification Agreement between Registrant and Avie N.
                  Abramowitz dated November 17, 1990[5]
     10.15        Indemnification Agreement between Registrant and Paul G.
                  Clubbe dated November 17, 1990[5]
     10.16 Asset Purchase Agreement between Registrant and Venture Out Recreation Vehicles - Roseville, Venture Out Recreation Vehicles -Bakersfield, G. Lee Fitzgerald and Bruce M. Fitzgerald dated July 21, 1994[6]
     10.17 Agreement of Sublease between Registrant and Venture Out, dated July 31, 1994[6]
     10.18 Assignment of Lease between Registrant and Venture Out Properties, dated July 31, 1994[6]
     10.19 Lease between Registrant, Newton C. Kindlund and Joanne Kindlund dated November 1, 1994[6]

     10.20 Lease agreement between Newton c. Kindlund Revocable Property Trust and the Registrant, dated May 1, 1997, for the lease of real property in Ft. Myers, Florida[7]
     10.21 Lease agreement between Newton C. Kindlund Revocable Property Trust and the Registrant, dated May 1, 1997, for the lease of real property in Ft. Myers, Florida[7]
     10.22 Asset Purchase Agreement between Registrant and County Line Select Cars, Inc., and The Persons Named Therein dated November 11, 1999[8]
     10.23 Stock Purchase Agreement between the Registrant, LittleValley Auto and RV Sales, Inc., Ernest Davis, Jr. and Lori A. Davis dated March 1, 2000 [9]
     10.24 Stock Purchase Agreement between Registrant, Hall Enterprises, Inc., a Kentucky corporation and Tommy R. Hall dated July 10, 2000 [10]
     21.1         Subsidiaries of Registrant+
     23.1         Consent of Independent Auditors+
____________

[1] Incorporated by reference to the Exhibits to the Registration Statement on Form S-18 filed by the Registrant on September 14, 1987, and which became effective on October 27, 1987 (File No. 33-17190-A).
[2] Incorporated by reference to the Exhibits to the Registration Statement on Form 8-A filed by Registrant on December 22, 1987, and which became effective December 28, 1987 (File No. 0-16448).
[3] Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the Registrant on January 28, 1988.
[4] Incorporated by reference to the Exhibits to the Annual Report on Form 8-K filed by the Registrant on February 27, 1990.
[5] Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the Registrant on January 27, 1992.
[6] Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the Registrant on January 26, 1995.
[7] Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the registrant on January 27, 1998.
[8] Incorporated by reference to the Exhibits to the Report on Form 8-K/A filed by the Registrant on January 25, 2000.
[9] Incorporated by reference to the Exhibits to the Report on Form 8-K/A filed by the Registrant on May 15, 2000
[10] Incorporated by reference to the Exhibits to the Report on Form 8-K filed by the Registrant on November 14, 2000
[11] Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the Registrant on January 15, 2001.
+ Previously filed.

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

  PricewaterhouseCoopers, LLP
  Orlando, FL

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

17. SUBSEQUENT EVENTS.

       On January 12, 2001, Holiday's Chief Financial Officer and Vice President's employment was terminated with the Company. While the employment agreement provides for a termination payout of $250,000, the Company believes the payment of such contingent liability to be remote.