Form 10-Q
period 2001-01-31
HOLIDAY RV SUPERSTORES INC
filed 2001-03-23
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-16448

                          HOLIDAY RV SUPERSTORES, INC.

                               I.R.S. # 59-1834763

                        State of Incorporation: Delaware

                         200 E. Broward Blvd., Suite 920
                          Ft. Lauderdale, Florida 33301

                                 (954) 522-9903

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X                    NO
                               -----

         As of March 1, 2001, Holiday RV Superstores, Incorporated had outstanding 7,904,300 shares of Common Stock, par value $.01 per share.

                                TABLE OF CONTENTS

Item                                                                        Page

                                     Part I

                              Financial Information


1.       Consolidated Condensed Balance Sheets ............................    3

         Consolidated Condensed Statements of Operations...................    4

         Consolidated Condensed Statements of Cash Flows...................    5

         Notes to Consolidated Condensed Financial
                  Statements ..............................................    7

2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................    9

3.       Quantitative and Qualitative Disclosures about Market Risk........   14


                                     Part II

                                Other Information

6.     Reports on Form 8-K.................................................   15

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         1/31/01           10/31/00
                                                                      ------------       ------------
                                                                       (Unaudited)
Assets

Current assets:
    Cash and cash equivalents                                         $  5,032,352       $  2,215,352
    Accounts receivable, net
       Trade and contracts in transit                                    2,616,848          3,104,774
       Other                                                               904,907          1,338,352
    Inventories, net                                                    56,386,244         59,981,771
    Prepaid expenses                                                       895,450            443,696
    Refundable income taxes                                              1,780,629          1,399,793
    Deferred income taxes                                                  658,981            658,981
                                                                      ------------       ------------
                 Total current assets                                   68,275,411         69,142,719

Property and equipment, net                                             12,330,477         12,418,047

Other assets
    Goodwill, net of accumulated amortization
       of $359,317 and $266,440                                          7,570,081          7,662,958

    Other                                                                  428,324            754,530

Noncurrent deferred income taxes                                           207,967            207,967
                                                                      ------------       ------------

                 Total assets                                         $ 88,812,260       $ 90,186,221
                                                                      ============       ============

Liabilities and Shareholders' Equity

Current liabilities:
    Floor plan notes payable                                          $ 54,109,442       $ 53,884,241
    Accounts payable                                                     2,738,216          1,190,140
    Customer deposits                                                       26,496            405,678
    Accrued expenses and other current liabilities                       2,554,308          3,834,868
    Current portion of capital lease obligation                             94,010            113,798
    Current portion of LIFO tax liability                                  250,451            250,451
    Current portion of notes payable                                       209,878            389,944
    Current portion of deferred gain on leaseback transaction               48,626             48,626
                                                                      ------------       ------------

                 Total current liabilities                              60,031,427         60,117,746

    Long-term capital lease obligation, less current portion               135,046            218,381
    LIFO tax liability, less current portion                               751,354            751,354
    Long-term notes payable, less current portion                        6,924,103          7,063,574
    Deferred gain on leaseback transaction, less current portion           413,326            425,482
    Long-term notes payable
    Convertible notes payable                                            3,231,920          3,231,920
                                                                      ------------       ------------

                 Total liabilities                                      71,487,176         71,808,457
                                                                      ------------       ------------

Bridge financing (Note 3)                                                1,500,000                 --

Commitments and Contingencies

Shareholders' equity
    Preferred stock $.01 par; shares
       authorized 2,000,000                                                     --                 --
    Common stock, $.01 par, shares authorized
       23,000,000; issued 7,940,000                                         79,400             79,400
    Additional paid-in capital                                           7,249,897          7,139,197
    Retained earnings                                                    9,037,442         11,700,822
    Treasury stock, 300,700 shares at cost                                (541,655)          (541,655)
                                                                      ------------       ------------

                 Total shareholders' equity                             15,825,084         18,377,764
                                                                      ------------       ------------

                 Total liabilities and shareholders' equity           $ 88,812,260       $ 90,186,221
                                                                      ============       ============


     See accompanying notes to consolidated condensed financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED
                                                  01/31/01           01/31/00
                                                ------------       ------------
                                                 (Unaudited)        (Unaudited)

Sales and service revenue                       $ 33,219,727       $ 34,038,673

Cost of sales and service                         28,031,735         28,503,788
                                                ------------       ------------

     Gross profit                                  5,187,992          5,534,885

Selling, general and administrative expenses       6,822,190          5,025,861
                                                ------------       ------------

     Income (loss) from operations                (1,634,198)           509,024

Other income (expense):
     Interest expense                             (1,410,018)          (777,136)
                                                ------------       ------------

     Total other income (expense)                 (1,410,018)          (777,136)
                                                ------------       ------------

Loss before income tax benefit                    (3,044,216)          (268,112)

Income tax benefit                                  (380,836)           (75,100)
                                                ------------       ------------

Net loss:                                       $ (2,663,380)      $   (193,012)
                                                ============       ============


Basic and diluted loss per common share         $      (0.35)      $      (0.03)
                                                ============       ============

Weighted average number of shares -
     Basic and diluted                             7,639,300          7,226,000
                                                ============       ============



See accompanying notes to consolidated condensed financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS ENDED
                                                                   01/31/01           01/31/00
                                                                 ------------       ------------
                                                                  (Unaudited)        (Unaudited)
Cash Flows from Operating Activities:
    Cash received from customers                                 $ 33,761,916       $ 33,447,281
    Cash paid to suppliers and employees                          (30,463,658)       (32,352,664)
    Interest received                                                      --             60,589
    Interest paid                                                  (1,485,488)          (837,726)
    Income taxes paid                                                      --           (102,884)
                                                                 ------------       ------------
        Net cash provided by operating activities                   1,812,770            214,596

Cash Flows from Investing Activities:
    Purchase of property and equipment                                (73,415)        (1,036,985)
    Proceeds from the sale of property and equipment                      305                 --
    Payments for businesses acquired, net of cash                          --         (4,054,775)
                                                                 ------------       ------------
        Net cash used in investing activities                         (73,110)        (5,091,760)

Cash Flows from Financing Activities:
    Proceeds from bridge financing                                  1,500,000                 --
    Repayment of capital lease obligations                           (103,123)           (16,585)
    Proceeds from notes payable                                      (319,537)         1,550,000
    Repayments of notes payable                                            --         (1,629,845)
    Proceeds from exercise of stock options                                --             51,376
                                                                 ------------       ------------
        Net cash provided by (used in) financing activities         1,077,340            (45,054)

Net increase (decrease) in Cash and Cash Equivalents                2,817,000         (4,922,218)
Cash and Cash Equivalents, beginning of quarter                     2,215,352          9,119,264
                                                                 ------------       ------------
Cash and Cash Equivalents, end of quarter                        $  5,032,352       $  4,197,046
                                                                 ============       ============


See accompanying notes to consolidated condensed financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended
                                                                01/31/01           01/31/00
                                                              ------------       ------------
                                                               (Unaudited)        (Unaudited)
RECONCILIATION OF NET LOSS TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss                                                      $ (2,663,380)      $   (193,012)

Adjustments to reconcile net loss to net cash
  provided by operating activities:
          Depreciation and amortization                            241,401            163,630
          Stock option compensation and warrant issuance           110,700             80,496

Changes in assets and liabilities, net of effect
  of acquisitions:
       (Increases) decreases in:
          Contracts in transit                                     487,926                 --
          Accounts receivable                                      433,445           (919,254)
          Refundable income taxes                                 (380,836)           (69,636)
          Inventories                                            3,595,527        (13,800,481)
          Prepaid expenses                                        (451,754)                --
          Other assets                                             326,206            (68,901)
       Increases (decreases) in:
          Floor plan contracts                                     225,201         15,637,907
          Accounts payable                                       1,548,076           (321,121)
          Customer deposits                                       (379,182)           115,010
          Accrued expenses and income taxes payable             (1,280,560)          (410,042)
                                                              ------------       ------------

Net cash provided by (used in) operating activities           $  1,812,770       $    214,596
                                                              ============       ============


See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2000. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company eliminations necessary to summarize fairly the Company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for three months ended January 31, 2001 are not necessarily indicative of results to be expected for the fiscal year.

     BASIS OF PRESENTATION: The accompanying Consolidated Condensed Financial Statements have been prepared on a going concern basis, which contemplate continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern.

     As more fully discussed in Note 4, the Company's primary floorplan agreement had been terminated as of January 31, 2001 and subsequently replaced by a new agreement. As the floor plan financing arrangement with this primary lender reduced prior borrowing levels, the Company is in the process of negotiating additional floor plan financing arrangements with other lenders. While the Company has retained the ability to floorplan a portion of its inventory through a new agreement with the primary lender, failure to obtain sufficient floor plan financing from other lenders could have a material adverse effect on the business and the Company's ability to continue as a going concern.

     While the Company had positive net cash from operations of approximately $1.8 million in the first quarter, they incurred a net loss of approximately $2.7 million. While management believes that revenues, profits and cash flows from operations should improve in fiscal 2001, the Company may be required to obtain additional outside funding to fund operating deficits. Management believes that additional financing will be made available to support the Company's liquidity requirements and that certain costs and expenditures could be reduced further should additional funding not be available. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

NOTE 2.  INVENTORIES

     Inventories are summarized as follows:

                                     1/31/01               10/31/00
                                   -----------           -----------
New Vehicles                       $39,930,016           $41,868,620
New Marine                           3,251,886             2,659,904
Used Vehicles                       10,879,799            13,114,730
Parts and accessories                2,324,543             2,338,517
                                   -----------           -----------
                                   $56,386,244           $59,981,771
                                   ===========           ===========

NOTE 3.  BRIDGE FINANCING

     During the quarter ended January 31, 2001, the Company received pursuant to a bridge financing, $1,500,000 in gross cash proceeds: $1,000,000 from an unrelated third party and $500,000 from an affiliate of a director and an officer/director of the Company. Subsequent to January 31, 2001, the Company agreed to issue an aggregate 1,500 shares of newly created Series A Convertible Preferred Stock in exchange for the earlier financing. The shares will be redeemable and convertible to common stock at the option of the holder, or redeemable by the Company, as set forth in a definitive securities purchase agreement. In addition, the Company agreed to issue to the investors warrants to purchase an aggregate 37,500 shares of common stock at an exercise price per share equal to 110% of the mean closing price for the twenty consecutive trading days preceding the closing date. The warrants will be exercisable immediately and expire five years after the closing date.

NOTE 4.  FLOOR PLAN CONTRACTS

     Holiday finances substantially all new and used inventories through floor plan financing arrangements. Substantially all new and used vehicles and boats held in inventory are pledged as collateral under floor plan contracts. Floor plan contracts are due upon sale of the related vehicle.

     In November 2000, the Company was notified by its primary lender that they intended to renegotiate certain provisions of the floorplan financing agreement. To initiate such renegotiations, the lender exercised their 60-day termination notice provision of the agreement to be effective January 31, 2001, and provided a new agreement to be effective February 1, 2001. The parties were unable to come to an agreement by that date and entered into a forbearance agreement, which provided for the extension of terms and vehicle financing arrangements while the parties continued to negotiate.

     In March 2001, the Company reached an agreement with its primary lender to finance a portion of its new and used inventories. The agreement includes provisions that will result in the reduction of available floor plan credit to a maximum of $25,000,000 at May 1, 2001. The new agreement also requires the maintenance of certain financial covenants including tangible net worth, working capital and debt to tangible net worth. In addition, the agreement requires collateral of $3.5 million in the form of a certificate of deposit to be pledged by March 26, 2001. As of January 31, 2001, the Company was not in compliance with these new covenants. The Company is currently negotiating with its other lenders to increase the available floor plan credit in order to meet its inventory needs. There can be no assurance that the Company will come to terms with its other lenders to obtain sufficient alternative floor plan financing (See Note 1).

NOTE 5.  SUBSEQUENT EVENTS

     In January 2001, Holiday's Chief Financial Officer and Vice President's employment was terminated with the Company. Although an employment agreement provides for a termination payout of $250,000, the Company believes circumstances surrounding the termination will offset any potential liability and has therefore not accrued the amount in these financial statements.

     In March 2001, Holiday's Chief Executive Officer and President resigned from the Company. Holiday has appointed a new President and its Chairman will serve as Chief Executive Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should," "expects," "hopes," "plans," "anticipates," "projected," "believes," "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future. Holiday wishes to caution investors that any forward-looking statements made by or on behalf of Holiday are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed in Holiday's Form 10-K for the year ended October 31, 2000 (many of which have been discussed in prior SEC filings by Holiday). Though Holiday has attempted to list the factors it believes to be important to its business, Holiday wishes to caution investors that other factors might prove to be important in affecting Holiday's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements.

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

RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2001, COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2000.

     Sales and service revenue decreased 2% to $33.2 million from $34.0 million. The primary components of the decrease were comparable store sales dropping 9% on a proforma comparable basis (12 stores). The decrease was offset somewhat by revenue generated from the dealerships acquired in West Virginia and Kentucky during March 2000 and October 2000, respectively.

     The comparable store sales decrease was primarily due to decreased customer traffic as result of the negative impact of increased gas prices, interest rates and economic conditions.

     Gross profit decreased 6% to $5.2 million from $5.5 million. As a percent of revenue, the gross margin decreased to 15.6% from 16.3% primarily due to competition experienced in the new and used vehicle markets and additional provisions made for the increased aging of the used vehicle fleet.

     Agency commissions represented 17.9% of Holiday's total gross profit, as compared to 13.6% the prior year.

     Selling, general and administrative (SG&A) expenses increased 36% from $5.0 million to $6.8 million primarily due to approximately $870,000 of SG&A expense for the newly acquired stores. As a percent of revenue, SG&A increased to 20.5% from 14.8% primarily due to increased personnel expense to build an infrastructure for expansion, expenses related to improving shareholder relations and communications, and promotion expense to establish Holiday's new brand identity.

     Interest expense increased 81% due to newly acquired dealerships, higher interest rates, and increased floor plan financing for inventory and convertible notes to shareholders resulting from acquisitions.

     Income tax benefits as a percent of loss before income tax benefits decreased from 28% to 13% due to a valuation allowance provided against deferred tax assets since the realization of net operating loss carry forwards were not considered more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash needs have been primarily for our strategic acquisitions, and to a lesser degree to support operations, including non-floored inventory for resale and slower sales period liquidity. These cash needs have historically been financed with cash on hand or with occasional borrowings from Doerge Capital Management, a company controlled by one of our board members. Changes in our new inventory and partial changes in used inventory are financed by floor plan credit facilities which are currently in the process of being negotiated to provide sufficient borrowing availability.

CASH FLOWS FROM OPERATIONS: During the quarter ended January 31, 2001, our cash flows increased primarily due to reductions in inventory without related floor plan repayments and an extension of our accounts payable. Net cash of $1.8 million was provided by operating activities in the first quarter 2001, compared to positive cash flows from operations of $215,000 in the first quarter last year.

CASH FLOWS FROM INVESTING: Investing activities used net cash of $73,000 as compared to $5.1 million in the first quarter last year, which included $4.1 million to purchase dealerships, and $1.0 million for purchase of property, plant and equipment, primarily for County Line dealerships.

CASH FLOWS FROM FINANCING: Financing activities provided net cash of $1.1 million as compared to a use of $45,000 in the first quarter last year. Financing sources were the $1.5 million in bridge financing that the Company subsequently structured as redeemable preferred stock.

     Net cash provided by all activities was $2.8 million, which increased cash and cash equivalents to $5.0 million from $4.2 million in the first quarter last year.

WORKING CAPITAL: Working capital decreased to $8.2 million from $9.0 million from the first quarter last year.

PRINCIPAL LONG-TERM COMMITMENT: Holiday's principal long-term commitments, as of January 31, 2001, consist of operating leases and notes payable, including $3.2 million in convertible notes payable to former owners of acquired businesses.

     Holiday's growth strategies are dependent upon obtaining adequate financing for the purchase of RV and marine dealerships. The Company is currently evaluating various sources of capital, its cost, and its ultimate effect on our capitalization. Holiday had $56,500,000 available under floor plan lines of credit for financing new and used inventories as of January 31, 2001.

     The Company's primary floor plan agreement had been terminated as of January 31, 2001 and at that time the liability had exceeded the underlying value of secured assets. Subsequently, the floor plan agreement was replaced by a new agreement. The new floor plan financing arrangement with the primary lender reduces prior borrowing levels. The Company is in the process of negotiating additional floor plan financing arrangements with other lenders. While the Company has retained the ability to floor plan a portion of its inventory through a new agreement with the primary lender, failure to obtain sufficient floor plan financing from other lenders could have a material adverse effect on the business and the Company's ability to continue as a going concern.

     In March 2001, the Company reached an agreement with its primary lender to finance a portion of its new and used inventories. The agreement includes provisions that will result in the reduction of available floor plan credit to a maximum of $25,000,000 at May 1, 2001. The new agreement also requires the maintenance of certain financial covenants including tangible net worth, working capital and debt to tangible net worth. In addition, the agreement requires collateral of $3.5 million in the form of a certificate of deposit to be pledged by March 26, 2001. As of January 31, 2001, the Company was not in compliance with these new covenants. The Company is currently negotiating with its other lenders to increase the available floor plan credit in order to meet its inventory needs. There can be no assurance that the Company will come to terms with its other lenders to obtain sufficient alternative floor plan financing

     While the Company had positive net cash from operations of approximately $1.8 million in the first quarter, they incurred a net loss of approximately $2.7 million. While management believes that revenues, profits and cash flows from operations should improve in fiscal 2001, the Company may be required to obtain additional outside funding to fund operating deficits. Management believes that additional financing will be made available to support the Company's liquidity requirements and that certain costs and expenditures could be reduced further should additional funding not be available. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

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

INFLATION: We believe that increases in the cost of new vehicles and boats that may result from increases in cost of products purchased from our manufacturers can be offset by higher resale prices for used retail vehicles and boats as well as higher retail prices for new vehicles and boats, although there may be a lag in our ability to pass such increases on to our customers.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, was effective for Holiday this fiscal quarter. Historically, Holiday has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, adoption of SFAS No. 133 had no effect on its financial position or results of operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     FOREIGN EXCHANGE. To date, Holiday's revenue from operations has exclusively been denominated in United States dollars. The recreational vehicle and boat products that Holiday sold to date have been priced in United States dollars and all our sales in the fiscal year 1999 and 2000 and the first quarter of 2001 have been denominated in United States dollars. In the future, Holiday may acquire recreational vehicle or boat products that are priced in currencies other than the United States dollar and Holiday may expand sales operations outside the United States. If either of these events occur, fluctuations in the values of the respective currencies in which Holiday purchases or sells could adversely affect Holiday. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that Holiday would not experience currency losses in the future, nor can Holiday predict the effect of exchange rate fluctuations upon future operating results. In the event Holiday conducts transactions in currencies other than the United States dollar, management intends to carefully evaluate Holiday's currency management policies. If management deems it appropriate, Holiday may consider hedging a portion of a currency exposure in the future.

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

                                     PART II

                                OTHER INFORMTION

     There is no information to report under Items 1, 2, 3, 4 or 5 of Part II of this report.

ITEM 6. REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

     Holiday filed a report on Form 8-K/A dated January 12, 2001, amending a report on Form 8-K filed on November 14, 2000 describing the acquisition of 100% of the issued and outstanding stock of Hall Enterprises, Inc. ("Hall') on October 31, 2000. The purpose of the amendment was to file as an Exhibit, the report of the independent certified public accountants, the audited balance sheet of Hall Enterprises as of December 31, 1999, and the related audited statement of operations, shareholders' deficit and cash flows for the year ended December 31, 1999 and accompanying notes. Also attached as an Exhibit was the unaudited proforma combined balance sheet and combined statements of operations for the nine months ended July 31, 2000 and accompanying notes, and the unaudited combined statement of operations for the twelve months ended October 31, 1999, and accompanying notes.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE                                        HOLIDAY RV SUPERSTORES, INC.



                                            /s/ MICHAEL S. RILEY
                                            ------------------------------------
March 23, 2001                              Michael S. Riley, Chairman,
                                            Chief Executive Officer and
                                            Interim Chief Accounting Officer