Form 10-Q/A
period 2001-01-31
HOLIDAY RV SUPERSTORES INC
filed 2001-04-25
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16448

HOLIDAY RV SUPERSTORES, INC.
(Exact Name of Registration as Specified in Charter)

Delaware	59-1834763
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A is being filed with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001 filed with the Securities and Exchange Commission on March 23, 2001 (the “Form 10-Q”). This amendment is being filed to amend Note 5 of the Notes to Consolidated Financial Statements in Item 1 of Part I.

        Except as provided in the next paragraph, the Form 10-Q as amended hereby continues to speak as of the date of the Form 10-Q and the disclosures have not been updated to speak to any later date. Any items in the Form 10-Q that are not expressly changed hereby shall be as set forth in the Form 10-Q. All information contained in this Amendment No. 1 on Form 10-Q/A is subject to updating and supplementing as provided in the Company’s periodic reports filed with the SEC subsequent to the filing of the Form 10-Q.

TABLE OF CONTENTS
PAGE
Part I Financial Information

Part II Other Information
6. Reports on Form 8-K.................................................................................14

                                                                         CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         1/31/01           10/31/00
                                                                        -----------       ----------
                                                                       (Unaudited)

Assets

Current assets:
    Cash and cash equivalents                                         $  5,032,352       $  2,215,352
    Accounts receivable, net
       Trade and contracts in transit                                    2,616,848          3,104,774
       Other                                                               904,907          1,338,352
    Inventories, net                                                    56,386,244         59,981,771
    Prepaid expenses                                                       895,450            443,696
    Refundable income taxes                                              1,780,629          1,399,793
    Deferred income taxes                                                  658,981            658,981
                                                                      ------------       ------------
                 Total current assets                                   68,275,411         69,142,719

Property and equipment, net                                             12,330,477         12,418,047

Other assets
    Goodwill, net of accumulated amortization
       of $359,317 and $266,440                                          7,570,081          7,662,958

    Other                                                                  428,324            754,530

Noncurrent deferred income taxes                                           207,967            207,967
                                                                      ------------       ------------

                 Total assets                                         $ 88,812,260       $ 90,186,221
                                                                      ============       ============

Liabilities and Shareholders' Equity

Current liabilities:
    Floor plan notes payable                                          $ 54,109,442       $ 53,884,241
    Accounts payable                                                     2,738,216          1,190,140
    Customer deposits                                                       26,496            405,678
    Accrued expenses and other current liabilities                       2,554,308          3,834,868
    Current portion of capital lease obligation                             94,010            113,798
    Current portion of LIFO tax liability                                  250,451            250,451
    Current portion of notes payable                                       209,878            389,944
    Current portion of deferred gain on leaseback transaction               48,626             48,626
                                                                      ------------       ------------

                 Total current liabilities                              60,031,427         60,117,746

    Long-term capital lease obligation, less current portion               135,046            218,381
    LIFO tax liability, less current portion                               751,354            751,354
    Long-term notes payable, less current portion                        6,924,103          7,063,574
    Deferred gain on leaseback transaction, less current portion           413,326            425,482
    Long-term notes payable
    Convertible notes payable                                            3,231,920          3,231,920
                                                                      ------------       ------------

                 Total liabilities                                      71,487,176         71,808,457
                                                                      ------------       ------------

Bridge financing (Note 3)                                                1,500,000                 --

Commitments and Contingencies

Shareholders' equity
    Preferred stock $.01 par; shares
       authorized 2,000,000                                                     --                 --
    Common stock, $.01 par, shares authorized
       23,000,000; issued 7,940,000                                         79,400             79,400
    Additional paid-in capital                                           7,249,897          7,139,197
    Retained earnings                                                    9,037,442         11,700,822
    Treasury stock, 300,700 shares at cost                                (541,655)          (541,655)
                                                                      ------------       ------------

                 Total shareholders' equity                             15,825,084         18,377,764
                                                                      ------------       ------------

                 Total liabilities and shareholders' equity           $ 88,812,260       $ 90,186,221
                                                                      ============       ============

                                                        See accompanying notes to consolidated condensed financial statements.

                                                                 HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                                                                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED
                                                  01/31/01           01/31/00
                                                 -----------       ------------
                                                 (Unaudited)        (Unaudited)

Sales and service revenue                       $ 33,219,727       $ 34,038,673
Cost of sales and service                         28,031,735         28,503,788
                                                ------------       ------------
     Gross profit                                  5,187,992          5,534,885
Selling, general and administrative expenses       6,822,190          5,025,861
                                                ------------       ------------
     Income (loss) from operations                (1,634,198)           509,024

Other income (expense):
     Interest expense                             (1,410,018)          (777,136)
                                                ------------       ------------
     Total other income (expense)                 (1,410,018)          (777,136)
                                                ------------       ------------

Loss before income tax benefit                    (3,044,216)          (268,112)
Income tax benefit                                  (380,836)           (75,100)
                                                ------------       ------------

Net loss:                                       $ (2,663,380)      $   (193,012)
                                                ============       ============

Basic and diluted loss per common share         $      (0.35)      $      (0.03)
                                                ============       ============

Weighted average number of shares -
     Basic and diluted                             7,639,300          7,226,000
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

                                                                 HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                                                                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended
                                                                01/31/01           01/31/00
                                                              ------------       -----------
                                                               (Unaudited)        (Unaudited)

RECONCILIATION OF NET LOSS TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss                                                      $ (2,663,380)      $   (193,012)

Adjustments to reconcile net loss to net cash
  provided by operating activities:
          Depreciation and amortization                            241,401            163,630
          Stock option compensation and warrant issuance           110,700             80,496

Changes in assets and liabilities, net of effect
  of acquisitions:
       (Increases) decreases in:
          Contracts in transit                                     487,926                 --
          Accounts receivable                                      433,445           (919,254)
          Refundable income taxes                                 (380,836)           (69,636)
          Inventories                                            3,595,527        (13,800,481)
          Prepaid expenses                                        (451,754)                --
          Other assets                                             326,206            (68,901)
       Increases (decreases) in:
          Floor plan contracts                                     225,201         15,637,907
          Accounts payable                                       1,548,076           (321,121)
          Customer deposits                                       (379,182)           115,010
          Accrued expenses and income taxes payable             (1,280,560)          (410,042)
                                                              ------------       ------------

Net cash provided by (used in) operating activities           $  1,812,770       $    214,596
                                                              ============       ============

                                                        See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended October 31, 2000. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company eliminations necessary to summarize fairly the Company’s financial position and results of operations. Due to the seasonality of the Company’s business, the results of operations for three months ended January 31, 2001 are not necessarily indicative of results to be expected for the fiscal year.

BASIS OF PRESENTATION: The accompanying Consolidated Condensed Financial Statements have been prepared on a going concern basis, which contemplate continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern.

As more fully discussed in Note 4, the Company’s primary floorplan agreement had been terminated as of January 31, 2001 and subsequently replaced by a new agreement. As the floor plan financing arrangement with this primary lender reduced prior borrowing levels, the Company is in the process of negotiating additional floor plan financing arrangements with other lenders. While the Company has retained the ability to floorplan a portion of its inventory through a new agreement with the primary lender, failure to obtain sufficient floor plan financing from other lenders could have a material adverse effect on the business and the Company’s ability to continue as a going concern.

While the Company had positive net cash from operations of approximately $1.8 million in the first quarter, they incurred a net loss of approximately $2.7 million. While management believes that revenues, profits and cash flows from operations should improve in fiscal 2001, the Company may be required to obtain additional outside funding to fund operating deficits. Management believes that additional financing will be made available to support the Company’s liquidity requirements and that certain costs and expenditures could be reduced further should additional funding not be available. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

NOTE 2. INVENTORIES

                                              1/31/01               10/31/00
                                              -------               --------

New Vehicles                                  $39,930,016           $41,868,620
New Marine                                      3,251,886             2,659,904
Used Vehicles                                  10,879,799            13,114,730
Parts and accessories                           2,324,543             2,338,517
                                            --------------         -------------
                                              $56,386,244          $ 59,981,771
                                              ============         ============

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

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

NOTE 5. SUBSEQUENT EVENTS

On January 15, 2001, Holiday's Chief Financial Officer and Vice President resigned after providing a letter of resignation dated December 13, 2000. The employment agreement entered into by Mr. McAlhaney and Holiday provides for a termination payout of $250,000 which is currently under dispute and before the American Arbitration Association.

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

Selling, general and administrative (SG&A) expenses increased 36‰ from $5.0 million to $6.8 million primarily due to approximately $870,000 of SG&A expense for the newly acquired stores. As a percent of revenue, SG&A increased to 20.5‰ from 14.8‰ primarily due to increased personnel expense to build an infrastructure for expansion, expenses related to improving shareholder relations and communications, and promotion expense to establish Holiday's new brand identity.

Interest expense increased 81‰ due to newly acquired dealerships, higher interest rates, and increased floor plan financing for inventory and convertible notes to shareholders resulting from acquisitions.

Income tax benefits as a percent of loss before income tax benefits decreased from 28‰ to 13‰ due to a valuation allowance provided against deferred tax assets since the realization of net operating loss carry forwards were not considered more likely than not.

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

In March 2001, the Company reached an agreement with its primary lender to finance a portion of its new and used inventories. The agreement includes provisions that will result in the reduction of available floor plan credit to a maximum of $25,000,000 at May 1, 2001. The new agreement also requires the maintenance of certain financial covenants including tangible net worth, working capital and debt to tangible net worth. In addition, the agreement requires collateral of $3.5 million in the form of a certificate of deposit to be pledged by March 26, 2001. As of January 31, 2001, the Company was not in compliance with these new covenants. The Company is currently negotiating with its other lenders to increase the available floor plan credit in order to meet its inventory needs. There can be no assurance that the Company will come to terms with its other lenders to obtain sufficient alternative floor plan financing.

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

Date: April 23, 2001                                     HOLIDAY RV SUPERSTORES, INC.

                                                         By:       /s/ MICHAEL S. RILEY
                                                            -------------------------------------------
                                                                  Michael S. Riley, Chairman,
                                                                  Chief Executive Officer and Interim
                                                                  Chief Accounting Officer