Form 10-K/A
period 2000-10-31
HOLIDAY RV SUPERSTORES INC
filed 2001-04-27
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 2

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    [X]       No    [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ___ ]

        The aggregate market value of voting stock held by non-affiliates as of February 7, 2001, was approximately $12,000,000. As of February 7, 2001, Holiday RV Superstores, Incorporated had outstanding 7,904,300 shares of Common Stock.

EXPLANATORY NOTE

        This Amendment No. 2 on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 filed with the Securities and Exchange Commission on February 13, 2001 (the “Form 10-K”) and Amendment No. 1 on Form 10-K/A filed on February 28, 2001. This amendment is being filed to (i) amend Part III, Item 11 “Executive Compensation,” to add the Option Grants and Option Exercise in Fiscal 2000 tables, Item 12 “Security Ownership of Certain Beneficial Owners and Management,” and to file Exhibit 23.1, the Consent of Independent Auditors both of which were inadvertently excluded from Amendment No. 1 on Form 10-K/A and (iii) amend Note 17 in the financial statements.

        Except as provided in the next paragraphs, the Form 10-K as amended hereby continues to speak as of the date of the Form 10-K and the disclosures have not been updated to speak to any later date (other than as specifically set forth in the financial statements). Any items in the Form 10-K or Amendment No. 1 on Form 10-K/A that are not expressly changed hereby shall be as set forth in the Form 10-K. All information contained in this Amendment No. 2 on Form 10-K/A, Amendment No. 1 on Form 10-K/A and the Form 10-K or Amendment No. 1 on Form 10-K/A is subject to updating and supplementing as provided in the Company’s periodic reports filed with the SEC subsequent to the filing of the Form 10-K.

        Exhibit 23.1 is being filed with this Amendment No. 2 on Form 10-K/A.

PART III

Item 10. Directors and Executive Officers of the Registrant

         In October 2000, Gary L. Rodney resigned as chief financial officer, assistant secretary and treasurer of Holiday. Following Mr. Rodney's resignation, Mr. McAlhaney resigned as assistant to the chairman and was appointed chief financial officer and vice president of Holiday. In January 2001, Mr. McAlhaney resigned from his position as chief financial officer and vice president, at which time Mr. Huneycutt was appointed interim chief financial officer.

Item 11. Executive Compensation

        Option Grants in Fiscal 2000

         The following table sets forth information concerning stock option grants made during the fiscal year ended October 31, 2000, to the individuals named in the Summary Compensation Table. There were no grants of stock appreciation rights, or SARs, during the year.

                                                                                                Potential realizable value
                                                                                                at assumed annual rates of
                                                                                                 stock price appreciation
                                                                                                      for option term
                             Individual grants
----------------------------------------------------------------------------- ----------------- ----------------------------
                                                 Percent of
                              Number of             total
                              securities        options/SARs       Exercise
                              underlying         granted to        or base
                               options          employees in       price           Expiration
Name                         granted (#)         fiscal year        ($/sh)            Date           5% ($)         10%($)
-------------------------    -------------     ----------------    ----------     -------------    -----------    -----------

Michael S. Riley......           90,000             7.5%                $5.87         1/25/10      $332,245       $841,974
                                 10,000             0.8%               $4.525         9/15/10      $  28,457      $  72,117

Ronald G. Huneycutt...           90,000             7.5%                $5.87         1/25/10      $332,245       $841,974
                                 10,000             0.8%               $4.525         9/15/10      $  28,457      $  72,117

James Teeter..........          100,000             8.4%                $4.75         5/01/10      $298,725       $757,028

Armando Alonso........           10,000             0.8%               $4.875         5/11/10      $  30,659      $  77,695

        Option Exercises in Fiscal 2000 and Fiscal Year-End Option Values

         The following table lists the number of options exercised during our fiscal year ended October 31, 2000 and the number and value of options held at October 31, 2000, by the individuals named in the Summary Compensation Table. No other options or SARs were exercised during fiscal 2000. The fiscal year-end values are based on a price of $4.313, the reported closing price of common stock on October 31, 2000.

                                 Shares         Value             Number of Securities
                                Acquired        Realized         Underlying In-The-Money           Value of Unexercised
           Name                    on              ($)           Options/SARs At Fiscal         In-The-Money Options/SARs
                                Exercise                              Year-End ($)                At Fiscal Year-End ($)
                                   (#)
---------------------------    ------------     -----------    ----------------------------    -----------------------------
                                                               Exercisable  Unexercisable      Exercisable   Unexercisable
                                                               -----------  -------------      -----------   -------------

Michael S. Riley........          --                --           225,000          --                --             --
Ronald G. Huneycutt.....          --                --           225,000          --                --             --
Armando Alonso..........          --                --           48,000           --                --             --
Hardee McAlhaney........        100,000         $206,000           --             --                --             --

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

                                                   Numbers of Shares             In Total
Name and Address                                  Beneficially Owned                               Percentage of Class
-------------------------------------------     ------------------------    -------------------    -----------------------

Recreational Holdings, Inc............                        4,494,244                     --                      56.8%
Michael S. Riley......................                        5,125,158                225,000                      64.8%
Ronald G. Huneycutt...................                          225,000                225,000                          *
Armando Alonso........................                           57,686                 48,000                          *
Lee A. Iacocca........................                           33,333                 33,333                          *
William E. Curtis.....................                          494,143                 10,000                       6.2%
David A. Kamm.........................                           10,000                 10,000                          *
David J. Doerge.......................                           10,000                 10,000                          *
Lee B. Sanders........................                           10,000                 10,000                          *
All directors, director nominees
   and officers as a group (9  persons)                       5,965,320                571,333                      75.4%
------------
*  Less than 1%

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-k

         (a)(3)    Exhibits - The Exhibits filed as part of this Form 10-K/A are listed on the Index to Exhibits appearing on page 6.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

Note 17. Subsequent Events.

         On January 15, 2001, Holiday's chief financial officer and vice president resigned after providing a letter of resignation dated December 13, 2000. While the employment agreement entered into by Mr. McAlhaney and Holiday provides for a termination payout of $250,000, the Company believes the payment of such contingent liability to be remote.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: April 27, 2001                                         HOLIDAY RV SUPERSTORES, INC.

                                                               By:     /s/ Michael S. Riley
                                                             ----------------------------------------
                                                                        Michael S. Riley
                                                                        Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                                  Chairman of the Board, Chief Executive          April 27, 2001
/s/ Michael S. Riley                                       Officer and Director
----------------------------------------------
Michael S. Riley
                                                          President and Secretary
/s/ Marcus Lemonis                                                                                 April 27, 2001
----------------------------------------------
Marcus Lemonis
                                                                 Director                         April __, 2001
----------------------------------------------
David J. Doerge
/s/ William E. Curtis                                Assistant Secretary and Director             April 27, 2001
----------------------------------------------
William E. Curtis
                                                                 Director                         April __, 2001
----------------------------------------------
Lee B. Sanders
                                                                 Director                         April __, 2001
----------------------------------------------
Lee A. Iacocca

/s/ David A. Kamm                                                Director                         April 26, 2001
----------------------------------------------
David A. Kamm

INDEX TO EXHIBITS

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
         23.1     Consent of Independent Auditors*
-------------
*Filed herewith
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