Form 10-Q
period 2001-04-30
HOLIDAY RV SUPERSTORES INC
filed 2001-06-19
CIK 822076

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended April 30, 2001

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

                           YES X          NO
                              ---

     As of June 8, 2001, Holiday RV Superstores, Incorporated had outstanding 8,852,000 shares of Common Stock, par value $.01 per share.

                               TABLE OF CONTENTS

Item                                                                        Page
                                    Part I

                             Financial Information

1.   Consolidated Condensed Balance Sheets.................................    3

     Consolidated Condensed Statements of Operations.......................    4

     Consolidated Condensed Statements of Cash Flows.......................    5

     Notes to Consolidated Condensed Financial
            Statements.....................................................    7

2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   12

3.   Quantitative and Qualitative Disclosures about Market Risk............   22



                                    Part II

                               Other Information


2.   Changes in Securities and Use of Proceeds.............................   23

6.   Reports on Form 8-K...................................................   24

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                       4/30/01                      10/31/00
Assets                                                                               (Unaudited)
                                                                               ------------------------     -----------------------
Current assets:
  Cash and cash equivalents                                                          $   1,400,051                  $   2,215,352
  Restricted cash                                                                          618,938                              -
  Accounts receivable, net
    Trade and contracts in transit                                                       2,728,704                      3,104,774
    Other                                                                                2,166,485                      1,338,352
  Inventories, net                                                                      45,918,505                     59,981,771
  Prepaid expenses                                                                         424,522                        443,696
  Refundable income taxes                                                                1,780,629                      1,399,793
  Deferred income taxes                                                                    658,981                        658,981
                                                                               ------------------------     -----------------------
             Total current assets                                                       55,696,815                     69,142,719

Property and equipment, net                                                             12,156,355                     12,418,047

Other assets:
  Goodwill, net of accumulated amortization
    of $473,322 and $266,440                                                             7,456,076                      7,662,958
  Other                                                                                    393,357                        754,530
Noncurrent deferred income taxes                                                           207,967                        207,967
                                                                               ------------------------     -----------------------

             Total assets                                                            $  75,910,570                  $  90,186,221
                                                                               ========================     =======================

Liabilities and Shareholders' Equity

Current liabilities:
   Floor plan notes payable                                                          $  39,493,542                  $  53,884,241
   Accounts payable                                                                      3,620,125                      1,190,140
   Customer deposits                                                                        74,026                        405,678
   Accrued expenses and other current liabilities                                        3,733,348                      3,834,868
   Current portion of capital lease obligation                                             116,177                        113,798
   Current portion of LIFO tax liability                                                   250,451                        250,451
   Current portion of notes payable                                                      1,297,773                        389,944
   Current portion of deferred gain on leaseback transaction                                48,626                         48,626
                                                                               ------------------------     -----------------------

             Total current liabilities                                                  48,634,068                     60,117,746

   Long-term capital lease obligation, less current portion                                 91,532                        218,381
   LIFO tax liability, less current portion                                                751,354                        751,354
   Long-term notes payable, less current portion                                         7,360,760                      7,063,574
   Deferred gain on leaseback transaction, less current portion                            401,170                        425,482
   Convertible notes payable                                                                     -                      3,231,920
                                                                               ------------------------     -----------------------
             Total liabilities                                                          57,238,884                     71,808,457
                                                                               ------------------------     -----------------------

Commitments and Contingencies

Shareholders' equity
  Preferred stock $.01 par; shares
    authorized 2,000,000                                                                         -                              -
  Common stock, $.01 par, shares authorized
    23,000,000; issued 8,852,000 and 7,940,000                                              88,520                         79,400
  Additional paid-in capital                                                            11,942,390                      7,139,197
  Retained earnings                                                                      7,182,431                     11,700,822
  Treasury stock, 300,700 shares at cost                                                  (541,655)                      (541,655)
                                                                               ------------------------     -----------------------
             Total shareholders' equity                                                 18,671,686                     18,377,764
                                                                               ------------------------     -----------------------

             Total liabilities and shareholders' equity                              $  75,910,570                  $  90,186,221
                                                                               ========================     =======================

  See accompanying notes to consolidated condensed financial statements.

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                          Three Months Ended                            Six Months Ended
                                                    04/30/01             04/30/00               04/30/01              04/30/00
                                                -----------------   -------------------     ------------------   -------------------
Sales and service revenue                          $  41,654,518         $  49,849,728           $ 74,874,245         $  83,888,401
Cost of sales and service                             34,291,863            41,764,470             62,323,598            70,268,258
                                                -----------------   -------------------     ------------------   ------------------
     Gross profit                                      7,362,655             8,085,258             12,550,647            13,620,143
Selling, general and adminstrative expenses            6,580,362             6,670,234             13,402,552            11,696,095
                                                -----------------   -------------------     ------------------   -------------------
     Income (loss) from operations                       782,293             1,415,024               (851,905)            1,924,048
Other income (expense):
     Note conversion expense                          (1,377,581)                    -             (1,377,581)                    -
     Clermont fire loss                                  (39,817)                    -                (39,817)                    -
     Interest expense                                 (1,219,905)           (1,129,633)            (2,629,923)           (1,906,769)
                                                -----------------   -------------------     ------------------   -------------------
     Total other income (expense)                     (2,637,303)           (1,129,633)            (4,047,321)           (1,906,769)
                                                -----------------   -------------------     ------------------   -------------------
Income (Loss) before income taxes (benefit)           (1,855,010)              285,391             (4,899,226)               17,279
Income taxes (benefit)                                         -               132,300               (380,836)               57,200
                                                -----------------   -------------------     ------------------   -------------------
Net Income (Loss)                                  $  (1,855,010)        $     153,091           $ (4,518,390)        $     (39,921)
                                                =================   ===================     ==================   ===================
Basic and diluted income (loss)
     per common share                              $       (0.23)        $        0.02           $      (0.56)        $       (0.01)
                                                =================   ===================     ==================   ===================
Weighted average number of shares -
     Basic                                             8,143,955             7,267,100              8,040,287             7,240,400
                                                =================   ===================     ==================   ===================
     Diluted                                           8,143,955             7,459,000              8,040,287             7,240,400
                                                =================   ===================     ==================   ===================

See accompanying notes to consolidated condensed financial statements.

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Six Months Ended
                                                                                  04/30/01                  04/30/00
                                                                          -------------------------  -----------------------
Cash Flows from Operating Activities:
    Cash received from customers                                                      $ 74,090,529             $ 84,034,969
    Cash paid to suppliers and employees                                               (72,304,374)             (81,389,528)
    Interest received                                                                          -                    135,868
    Interest paid                                                                       (2,931,208)              (1,633,534)
    Income taxes paid                                                                          -                    (85,284)
                                                                                      ------------             ------------
        Net cash provided by (used in) operating activities                             (1,145,053)               1,062,491

Cash Flows from Investing Activities:
    Restricted cash                                                                       (618,938)                     -
    Purchase of property and equipment                                                    (240,655)              (2,310,845)
    Proceeds from the sale of property and equipment                                       108,799                      -
    Payments for businesses acquired, net of cash                                              -                 (6,462,599)
                                                                                      ------------             ------------
        Net cash used in investing activities                                             (750,794)              (8,773,444)

Cash Flows from Financing Activities:
    Proceeds from bridge financing                                                       1,500,000                      -
    Repayment of capital lease obligations                                                (124,470)                 (33,630)
    Proceeds from notes payable                                                                -                  5,120,863
    Repayments of notes payable                                                           (294,985)              (2,729,845)
    Proceeds from exercise of stock options                                                    -                    246,400
                                                                                      ------------             ------------
        Net cash provided by financing activities                                        1,080,545                2,603,788

Net increase (decrease) in Cash and Cash Equivalents                                      (815,302)              (5,107,165)
Cash and Cash Equivalents, beginning of period                                           2,215,353                9,119,264
                                                                                      ------------             ------------
Cash and Cash Equivalents, end of period                                              $  1,400,051              $ 4,012,099
                                                                                      ============             ============

    See accompanying notes to consolidated condensed financial statements.

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    Six Months Ended
                                                                                              04/30/01            04/30/00
                                                                                            ------------        ------------
RECONCILIATION OF NET LOSS TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss                                                                                    $ (4,518,390)         $ (39,921)

Adjustments to reconcile net loss to net cash provided by operating activities:
          Note conversion expense                                                              1,377,581                -
          Depreciation and amortization                                                          381,623            368,369
          Stock option compensation and warrant issuance                                         218,851            160,990
          Income Tax Benefit                                                                    (380,836)               -

Changes in assets and liabilities, net of effect of acquisitions:
       (Increases) decreases in:
          Contracts in transit                                                                   376,070         (2,795,438)
          Accounts receivable                                                                   (828,133)          (168,704)
          Refundable income taxes                                                                    -              (28,084)
          Inventories                                                                         14,063,266         (9,948,520)
          Prepaid expenses                                                                         3,136                -
          Other assets                                                                           555,665          1,389,227
       Increases (decreases) in:
          Floor plan contracts                                                               (14,390,699)        11,438,629
          Accounts payable                                                                     2,429,985            748,970
          Customer deposits                                                                     (331,652)           146,568
          Accrued expenses and income taxes payable                                             (101,520)          (209,595)

                                                                                            ------------     --------------
Net cash provided by (used in) operating activities                                         $ (1,145,053)       $ 1,062,491
                                                                                            =============    ===============

    See accompanying notes to consolidated condensed financial statements.

NOTES to CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1.

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2000. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company eliminations necessary to summarize fairly the Company's financial position and results of operations. Due to the seasonality of the Company's business, the results of operations for six months ended April 30, 2001 are not necessarily indicative of expected results for the fiscal year.

     Basis Of Presentation: The accompanying Consolidated Condensed Financial Statements have been prepared on a going concern basis, which contemplate continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern.

     As more fully discussed in Note 4, the Company's primary floor plan agreement had been terminated as of January 31, 2001 and subsequently replaced by a new agreement. As the floor plan financing arrangement with this primary lender reduced prior borrowing levels, the Company is in the process of negotiating additional floor plan financing arrangements with other lenders. While the Company has retained the ability to floor plan a portion of its inventory with the primary lender, failure to obtain sufficient floor plan financing from other lenders could have a material adverse effect on the business and the Company's ability to continue as a going concern.

     While management believes that revenues, profits and cash flows from operations should improve in fiscal 2001, the Company may be required to obtain additional outside funding to fund operating cash deficits. Management believes that additional financing will be made available to support the Company's liquidity requirements and that certain cost and expenditures could be reduced further should additional funding not be available. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

NOTES to CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 2.  INVENTORIES

     Inventories are summarized as follows:

                                            4/30/01      10/31/00
                                          -----------   -----------

     New Vehicle                          $29,539,344   $41,868,620
     New Marine                             3,095,515     2,659,904
     Used Vehicle & Marine                 11,109,237    13,114,730
     Parts and accessories                  2,174,409     2,338,517
                                          -----------   -----------
                                          $45,918,505   $59,981,771
                                          ===========   ===========

NOTE 3.  BRIDGE FINANCING

     During the quarter ended January 31, 2001, the Company received $1,430,000 in net proceeds after fees and expenses pursuant to a $1,500,000 bridge financing: $1,000,000 from an unrelated third party and $500,000 from an affiliate of a director and an officer/director of the Company.

     The $1,000,000 bridge financing advanced by a third party bears an interest rate of 15%. The Company has made no interest or principal repayments, but has granted 25,000 warrants for common stock at $4.02 per share, 110% of the average market price for the 21 trading days prior to closing. The term of this financing occurs in two phases. The first phase provides for short term unsecured financing. The holder may elect to enter the second phase that provides for converting the bridge financing into 1,000 shares of Series A 15% Cumulative Convertible Preferred Stock. As of April 30, 2001, the second phase of the financing has not been elected and accordingly neither the Series A 15% Cumulative Convertible Preferred Stock nor the 1,000 shares have been issued. When issued, the shares will be redeemable and convertible to common stock at the option of the holder, or redeemable by the Company, as shall be set forth in a definitive securities purchase agreement and will have antidilution protection. The Company intends to repay the unpaid balance before the holder elects phase two and has allocated the unassigned portion of its net operating loss carry back tax refund, which is approximately $600,000 to repay the short-term debt. Accordingly, the Company does not intend to issue any Series A 15% Cumulative Convertible Preferred Stock in the foreseeable future.

     The $500,000 bridge financing from an affiliate of a director and an officer/director of the Company is an unsecured term note to be repaid on or before January 31, 2003. The note bears an interest rate of 6.75% with interest and principal due at maturity. During the quarter ended April 30, 2001, the Company paid no interest but repaid $100,000 of principal leaving an unpaid balance of $400,000 at April 30, 2001. Subsequent to April 30, 2001, an additional $30,000 in principal was repaid.

NOTES to CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 4.  FLOOR PLAN CONTRACTS

     The Company finances substantially all new and used inventories through floor plan financing arrangements with one primary and several smaller lenders. These financing agreements generally require that substantially all new and used vehicles and boats held in inventory be pledged as collateral. Advances become due upon sale of the related vehicle or boat.

     In November 2000, its primary lender notified the Company that they intended to renegotiate certain provisions of the floor plan financing agreement. To initiate such renegotiations, the lender exercised the agreement's 60-day termination notice provision to be effective January 31, 2001, and at the same time provided a new floor plan loan and security agreement to be effective February 1, 2001. The parties were unable to come to an agreement by that date and entered into a forbearance agreement, which provided the necessary extension of financing arrangements while the parties continued to negotiate.

     In March 2001, the Company entered into an amended and restated loan and security agreement that required the reduction of available credit to a maximum of $25,000,000 by May 1, 2001, the maintenance of certain financial covenants including tangible net worth, working capital and debt to tangible net worth and required collateral of $3.5 million in the form of a certificate of deposit to be pledged by March 26, 2001.

     In April 2001, the Company completed further negotiations with its primary lender to amend several of the terms of its March 2001 amended and restated loan and security agreement. The first amendment to the amended and restated loan and security agreement modifies the collateral required by reducing the pledge of a certificate of deposit to $1.0 million and adding collateral consisting of mortgages on all unencumbered real estate. Until the certificate is pledged, the primary lender has restricted $0.4 million of operating cash. Advances for eligible new and used inventory will bear interest at prime plus 3.0% and 3.5% respectively. The first amendment waives the Company's failure to meet the financial covenants through April 30, 2001. However, the Company cannot conclude that it is probable that we will meet all of these covenants in the immediate future.

     The Company is currently negotiating with its other lenders to increase the available floor plan credit in order to meet its inventory needs. There can be no assurance that the Company will come to terms with its other lenders to obtain sufficient alternative floor plan financing.


NOTE 5.  CONVERSION OF SELLER NOTES

     In April 2001, the former shareholders of County Line Select Cars, Inc. and Little Valley Auto & RV Sales, Inc. agreed to convert their seller notes into shares of the Company's common stock. The Company has agreed to promptly register such shares.

NOTES to CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Seller notes with principal balances of $3,231,920 were exchanged for 912,000 shares of the Company's common stock valued at $2,688,486 based on the closing market price on the dates of conversion. Since the terms of the conversion modified the original conversion terms that would have called for shares to be issued at a fixed conversion price of $7.50 per share resulting in 430,923 shares, the Company was required to record a conversion expense equal to the fair value of the incremental shares (481,077) issued, or $1,377,581, net of merchandise credits and other considerations.

     Although the Company has reflected this accounting treatment in its financial statements, we do not believe that it clearly reflects the economic benefit of completing the debt conversion transactions nor does it reflect the intent of the parties. In the Company's view, $3.2 million of debt was exchanged for $2.7 million of stock priced at fair market value. Both parties entered into these debt conversion transactions to assist the Company in improving its financial condition.


NOTE 6.  CLERMONT FIRE LOSS

     In April 2001, a fire damaged a portion of the Clermont dealership. The fire originated in a customer vehicle in the service bay. The service area was totally destroyed along with service equipment, contents and several other customer vehicles. The dealership's main office and sales areas were damaged by heat and smoke. The building, equipment, inventory, contents and customer vehicles were insured. Management is currently negotiating with the insurance carrier to determine a final settlement. In addition, management is investigating the possibility of subrogation against another insurance carrier however it is premature to estimate any additional recovery available. Management currently estimates this loss, net of insurance proceeds of $1,200,000 without subrogation, to be $39,817.


NOTE 7.  STOCK OPTIONS

     At the Company's January 18, 2001 Board of Director's meeting, the Directors approved the grant of employee stock options to purchase 465,750 shares of the Company's common stock to all employees with one year of continuous employment with the Company at that time. These options vest over two years, have a term of 10 years, and an exercise price of $4.00 per share based on the fair market value of the Company's common stock at January 18, 2001. The Directors also approved the granting of future options under this program to employees as they reach one year of continuous employment.


NOTE 8.  SUBSEQUENT EVENTS

NOTES to CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     In May 2001, the Company appointed a new Chief Financial Officer to fill the post vacated in January 2001.

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should," "expects," "hopes," "plans," "anticipates," "projected," "believes," "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future. The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed in the Company's Form 10-K for the year ended October 31, 2000 (many of which have been discussed in prior SEC filings by the Company). Though the Company has attempted to list the factors it believes to be important to its business, the Company wishes to caution investors that other factors might prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements.

     Investors are further cautioned not to place undue reliance on any forward-looking statements as they speak only of the Company's view as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

General

     Holiday RV Superstores, Inc. (the Company) is a multi-store chain engaged in the retail sales, financing, and service of recreation vehicles, or RVs, and other recreation vehicles. The Company currently operates 14 retail centers, five in central and north central Florida, two in the gulf coast areas of Tampa and Ft. Myers, Florida, one in Spartanburg, South Carolina, two in California's central valley cities of Roseville and Bakersfield, one in Las Cruces, New Mexico, one in Prosperity, West Virginia, one in Wytheville, Virginia, and one in Lexington, Kentucky. The Company operates on a fiscal year beginning on the first day of November and ending on the last day of October. References herein to "Holiday," "Recreation USA," "we," "us" or "our" refers to Holiday RV Superstores, Inc. and consolidated subsidiaries unless the context specifically requires otherwise.

Results of Operations

     Results of operations for the three months ended April 30, 2001, compared to the three months ended April 30, 2000.

     Recreational vehicles and marine revenue decreased $9.1 million, or 20.2%, to $35.9 million from $45.0 million. Of this decrease, $13.7 million was attributable to a 31.1% drop in same-store sales on a pro forma comparable basis (11 stores), offset by the effect of acquired stores. The decline in comparable store sales was the result of two significant forces: (a) internal management initiatives and (b) external market conditions.

     A key management initiative was to change the sales mix towards lower unit cost and higher gross profit used units. Management believes that lower price point used vehicles are more desirable in a weak economy, characterized by declining consumer confidence. As a result, used vehicle sales as a percentage of total vehicle sales, increased to 39.7% from 33.7% of comparable store total vehicle sales. Management also instituted a program to reduce existing inventory levels by managing the acquisition of new inventory, within the limits of available financing. As a result, new vehicle and marine inventories were reduced in the quarter, $10.5 million, or 24.4%, to $32.6 million from $43.2 million at January 31, 2001, reducing both associated debt service and carrying costs (see Management's discussion on SG&A expenses below). Although new vehicle sales may have been adversely affected by a reduction in available inventory, management viewed the overall inventory levels as over stocked and notes that used vehicle sales result in a 4% higher gross profit than new vehicles, on average. The new sales mix helped mitigate the impact of decreased sales on gross profit (see Management's discussion on gross profit below).

     External market conditions played a significant role in the overall decrease in recreational vehicle and marine revenue. Management believes the decrease in comparable store sales was related to various factors including decline in consumer confidence and the slower overall economic environment. The Company anticipates that the current fiscal year will remain below the revenue levels set in the prior two years due to these factors. However, the long-term outlook for RV sales continues to appear very favorable. Demographic studies show continued growth in the recreational vehicle prime target market for the next 30 years. Management will continue to respond to market demands by emphasizing lower priced vehicles, offering value added service and warranty programs and reducing costs.

     Parts and service revenue increased $0.4 million, or 10.1%, to $3.9 million from $3.5 million. Substantially all of this increase is attributable to additional stores, as parts and service revenue on a pro forma comparable basis, remained level at $3.4 million. Management is currently developing several initiatives that it will implement through the remainder of fiscal 2001.

     Revenue from Finance and Insurance (F&I) products and other sources increased $0.5 million, or 42.2%, to $1.8 million from $1.5 million. Of this increase, $0.4 million was attributable to a 36.2% increase in same-store sales. The increase in comparable store sales was the result of new management initiatives to improve the F&I products offered and continued emphasis on effective selling (for a more detailed discussion of F&I results see Management's discussion on gross profit below).

     Total gross profit decreased $0.7 million, or 8.9%, to $7.4 million from $8.1 million, only half the percentage decrease in total revenue of 16.4%.

     Gross profit from recreational vehicle and marine sales decreased $0.8 million, or 17.8%, to $3.9 million from $4.7 million. Of this decrease, $1.3 million was attributable to a 26.7% drop in same-store gross profit that was partially offset by gross profit from acquired stores. In spite of the decrease, Management believes two statistics indicate the trends established by recent initiatives. Gross profit, as a percent of revenue, remained stable at 9.7% during both periods, on a pro forma comparable basis. Unit sales decrease 20.1% on a pro forma comparable basis, less than the percent decrease in recreation vehicle and marine revenue and more than the percent decrease in recreational and marine gross profit percentage decrease. The decrease in gross profit in actual dollars and as a percent of revenue was primarily related to the Company's effort to reduce its overstocked and aged inventory. The Company offered various incentives to customers and salesmen (see Management's discussion in SG&A below) to achieve its inventory objectives. While these initiatives have impacted gross profit, the Company has been successful in reducing its inventory $10.4 million, or 26.0%. Management believes that these initiatives will continue at or near similar levels of additional incentives and reserves at least through the next quarter.

     Parts and service gross profit remained stable at $1.9 million during the two periods, however, same-store gross profit decreased $0.3 million, or 13.9%. Substantially all of the same-store decrease is attributable to several stores, primarily Spartanburg, instituting a parts inventory "clean up and liquidation" program, resulting in a one time expense. Management's initiative on improved service efficiency and customer service has resulted in parts and service gross profit remaining stable as unit sales fell 20.1%. Parts and service gross profit has increased to 4.5% from 3.8% of total revenue and to 25.3% from 23.2% of total gross profit.

     F&I and other commissions have increased $0.1 million, or 8.6%, to $1.6 million from $1.5 million. The bulk of the increase is attributable to new locations, as same-store commissions remained stable at $ 1.5 million. Management's initiative on improved F&I product offerings and continued emphasis on effective selling resulted in F&I commissions increasing as unit sales and revenue decreased. F&I and other commissions contribute 22.0% of total gross profit from 18.4%.

     Selling, general and administrative (SG&A) expenses decreased $0.1 million, or 1.3%, to $6.6 million from $6.7 million. Of this decrease, $0.8 million was attributable to a 12.5% drop in SG&A on a pro forma comparable basis, offset by the addition of acquired stores. Management initiated a significant overhead cost reduction program. The Company reduced its headcount primarily through consolidation of certain positions and attrition. Because management believes that by taking care of its employees they, in turn, will take care of the customers. Savings generated through personnel reductions were channeled to increased incentive pay plans for sales and service personnel and incentives to liquidate aged inventory. Further, payroll expense increased due to certain one-time charges associated with termination settlement costs. Cost reductions in other SG&A areas totaled $.4 million or 5.8% of gross profit, which included reductions in advertising, outside services, travel and entertainment.

     Debt conversion expense of $1,377,581 for the quarter is the result of a required non-cash expense in connection with the April 2001 conversions of seller notes into shares of the Company's common stock. Seller notes with a principal balance of approximately $3.2 million were converted into 912,000 shares of common stock valued at approximately $2.7 million ($0.5 million less than the carrying value of the debt). Since the terms of the conversion were the result of a modification of the original conversion terms that would have called for share issuance at a fixed price of $7.50 per share, or 430,923 shares, the Company was required under SFAS No. 84, Induced Conversions of Convertible Debt, to record this non-cash expense charge equal to the fair value of the incremental shares (481,077) issued.

     Although the Company has reflected this accounting treatment in its financial statements, we do not believe that it clearly reflects the economic benefit of completing the debt conversion transactions nor does it reflect the intent of the parties. In the Company's view, $3.2 million of debt was exchanged for $2.7 million of stock priced at fair market value. Both parties entered into these debt conversion transactions to assist the Company in improving its financial condition.

     Interest expense increased $0.1 million, or 8%, to $1.2 million from $1.1 million primarily due to a substantial increase in floor plan interest rates that were significantly offset by large reductions in floor plan financing as a result of decreased inventory levels.

     No income tax benefits were recognized on the net loss for the quarter due to an allowance provided against deferred taxes, since the realization of net operating loss carry forwards were not considered likely at this time.

     Results of operations for the six months ended April 30, 2001, compared to the six months ended April 30, 2000.

     Recreational vehicles and marine revenue decreased $10.6 million, or 14.1%, to $64.4 million from $75.0 million. Of this decrease, $18.7 million was attributable to a 25.2% drop in same-store revenue on a pro forma comparable basis (11 stores), partially offset by the revenues generated from acquired dealerships. Of the $10.6 million decrease, $9.1 million, or 85.8% occurred in the second quarter (see Recreational vehicle and marine revenue discussion under section Results of operations for the three months ended April 30, 2001, compared to the three months ended April 30, 2000). Even though the first quarter decrease in recreational vehicle and marine revenue was $1.5 million, significantly less than the second quarter decrease, the first quarter generated a $1.6 million operating loss compared to an operating income of $0.8 million in the second quarter (see discussion below).

     Key management initiatives in the second quarter changed the sales mix towards lower unit cost and higher gross profit used units. As a result, used vehicle sales as a percentage of total vehicle sales, increased to 37.7% from 34.5% of comparable store total vehicle sales. Management also instituted a program to reduce existing inventory levels by managing the acquisition of new inventory, within the limits of available financing. As a result, new vehicle inventories were reduced $12.3 million, or 29.4%, to $29.5 million from $41.8 million, reducing both associated debt service and carrying costs (see Management's discussion on SG&A expenses below). Of the $12.3 million reduction in inventory, $10.4 million, or 84.4% occurred in the second quarter, and $1.9 million occurred in the first quarter. Although new vehicle sales may have been adversely affected by a reduction in available inventory, management viewed the overall inventory levels as over stocked and notes that used vehicle sales historically result in a 4% higher gross profit than new vehicles, on average. However, in the first quarter, the new sales mix helped mitigate the impact of decreased sales on gross profit (see Management's discussion on gross profit below).

     External market conditions played a significant role in the overall decrease in recreational vehicle and marine revenue. Management believes the decrease in comparable store sales was related to various factors including decline in consumer confidence and the slower overall economic environment. The Company anticipates that the current fiscal year will remain below the revenue levels set in the prior two years due to these factors. However, the long-term outlook for RV sales continues to appear very favorable. Demographic studies show continued growth in the recreational vehicle prime target market for the next 30 years. Management will continue to respond to market demands by emphasizing lower priced vehicles, offering value added service and warranty programs and reducing costs.

     Parts and service revenue increased $1.1 million, or 16.2%, to $7.6 million from $6.5 million. Substantially all of this increase is attributable to additional stores, as parts and service revenue on a pro forma comparable basis, increased $0.3 million, or 4.5%, to $6.7 million from $6.4 million. Management is currently developing several initiatives that it will implement through the remainder of fiscal 2001.

     Revenue from F&I products and other sources increased $0.5 million, or 21.6%, to $2.9 million from $2.4 million. Of this increase, $0.3 million was attributable to a 12.1% increase in same-store sales. All of the increase was generated in the second quarter, overcoming the decreases of the first quarter. The increase in comparable store sales was the result of new management initiatives in the second quarter to improve the F&I products offered and continued emphasis on effective selling (for a more detailed discussion of F&I results see Management's discussion on gross profit below).

     Total gross profit decreased $1.1 million, or 7.9%, to $12.5 million from $13.6 million, less than the percent decrease in total revenue of 10.7%.

     Gross profit from recreational vehicle and marine sales decreased $1.5 million, or 19.5%, to $6.2 million from $7.7 million. Of this decrease, $2.2 million was attributable to a 29.0% drop in same-store gross profit. In spite of the decrease, Management believes two statistics indicate the trends established by recent initiatives. Gross profit, as a percent of revenue, decreased 0.8% to 8.4% from 9.2% during both periods, on a pro forma comparable basis. The decrease is primarily attributable to the first quarter decrease of 1.9% to 6.7% from 8.6%, which was reversed in the second quarter. Unit sales decrease 22.8% on a pro forma comparable basis. Again, the decrease is primarily attributable to the first quarter decrease of 26.2% compared to a second quarter decrease of 20.9%, which was slowed in the second quarter. The decrease in gross profit in actual dollars and as a percent of revenue was primarily related to the Company's effort to reduce its overstocked and aged inventory. The Company offered various incentives to customers and salesmen (see Management's discussion in SG&A below) to achieve its inventory objectives. While these initiatives have impacted gross profit, the Company has been successful in reducing its inventory $12.3 million, or 29.4%. Management believes that these initiatives will continue at or near similar levels of additional incentives and reserves at least through the next quarter.

     Parts and service gross profit increased $0.3 million, or 9.9%, to $3.8 million from $3.4 million during the two periods, however, same-store gross profit decreased $0.1 million, or 2.2%. Substantially all of the same-store decrease is attributable to the second quarter. Several stores, primarily Spartanburg, instituted a parts inventory "clean up and liquidation" program, resulting in a one time expense of $0.3 million. Parts and service gross profit has increased to 5.0% from 4.1% of total revenue and to 30% from 25.1% of total gross profit.

     F&I and other commissions have increased $0.1 million, or 3.3%, to $2.6 million from $2.5 million. Same-store commissions decreased $0.2 million, or 7.4%, to $2.4 million from $2.5 million. The bulk of the same-store decrease occurred in the first quarter that was off set by additional stores commissions in the six months. F&I and other commissions contribute 20.9% of total gross profit, up from 18.6%.

     Selling, general and administrative (SG&A) expenses increased $1.7 million, or 14.6%, to $13.4 million from $11.7 million. Of this increase, $0.1 million was attributable to a 0.9% increase in SG&A on a pro forma comparable basis. However, SG&A as a percent of total revenue increased to 17.9% from 13.9%, primarily due to an increase in personnel expenses of $1.7 million. Management initiated a significant overhead cost reduction program in the second quarter (see Selling, general and administrative (SG&A) expenses discussion under section Results of operations for the six months ended April 30, 2001, compared to the six months ended April 30, 2000). Cost reductions in other SG&A areas net to $.0, primarily as a result of gains in the second quarter offsetting cost increases in the first quarter. As a result of the cost cutting in the second quarter, advertising, outside services, travel and entertainment expense were reduced.

     Debt conversion expense of $1,377,581 for the six months is the result of a required non-cash expense in connection with the April 2001 conversions of seller notes into shares of the Company's common stock. Seller notes with a principal balance of approximately $3.2 million were converted into 912,000 shares of common stock valued at approximately $2.7 million ($0.5 million less than the carrying value of the debt). Since the terms of the conversion were the result of a modification of the original conversion terms that would have called for share issuance at a fixed price of $7.50 per share, or 430,923 shares, the Company was required under SFAS No. 84, Induced Conversions of Convertible Debt, to record this non-cash expense charge equal to the fair value of the incremental shares (481,077) issued.

     Although the Company has reflected this accounting treatment in its financial statements, we do not believe that it clearly reflects the economic benefit of completing the debt conversion transactions nor does it reflect the intent of the parties. In the Company's view, $3.2 million of debt was exchanged for $2.7 million of stock priced at fair market value. Both parties entered into these debt conversion transactions to assist the Company in improving its financial condition.

     Interest expense increased $.7 million, or 38%, to $2.6 million from $1.9 million as much of the benefit of large reductions in floor plan financing as a result of decreased inventory levels was initiated in the quarter ended April 30, 2001 and not in effect through the six months ended April 30, 2001.

     Tax benefits were recognized on the net loss for the six months to the extent realization of net operating loss carry forwards were considered likely.


Liquidity And Capital Resources

     Our cash needs have been primarily to support operations, including non-floored inventory for resale. These cash needs have historically been financed with cash on hand or with occasional borrowings from Doerge Capital Management, a company controlled by one of our board members. The Company does not intend to utilize this source of funding in the future, since the terms and expense of such short term lending do not fit within the Company's financing strategy. Further, there is no assurance that this source of funding will continue to be available to meet future liquidity needs. Changes in our new inventory and partial changes in used inventory are financed by floor plan credit facilities, which are currently in the process of being negotiated to provide sufficient borrowing availability.

     Cash Flows From Operations: During the six months ended April 30, 2001, our cash flows decreased primarily due to the $2.6 million net operating loss. Cash of $2.6 million was consumed in the second quarter to resolve issues with the floor plan lenders created in prior quarters. The Company reported cash provided in the first quarter of $1.8 million, however those funds were used to support a $2.7 million net loss in the quarter. Inventory in the first quarter was reduced by $3.6 million while floor plan contracts were reduced only $0.2 million. The second quarter substantially curtailed the prior trend of losses from operations by reporting net income from operations, before interest of $0.8 million. Inventory was reduced $14.1 million in the second quarter while floor plan contracts were reduced $14.2 million, to satisfy the requirements of our primary lender. Repayments to general suppliers and vendors have been extended. Our inability to maintain adequate vendor and factory relations, at a reasonable cost, would prevent us from meeting our planned growth and potentially severely impact our business operating results and financial condition.

     Cash Flows From Investing: Investing activities used net cash of $0.8 million as compared to $8.8 million in the six months last year. For the six months ended April 30, 2001 the Company invested $0.4 million in restricted cash to support its new floor plan agreement with its primary lender and $0.2 million to support other obligations. The prior year included $6.5 million to purchase dealerships, and $2.3 million for purchase of property, plant and equipment, primarily for County Line and Little Valley dealerships.

     Cash Flows From Financing: Financing activities provided net cash of $1.1 million as compared to $2.6 million in the first six months last year. $1.5 million was raised through an additional short-term bridge loan. Management has agreed that the portion of the net operating loss carry back tax refund not assigned to a floor plan lender will be used as partial repayment of the bridge loan.

     Net cash used by all activities was $.8 million, which reduced cash and cash equivalents to $1.4 million from $2.2 million on hand at the start of the six-month period.

     Working Capital: Working capital decreased to $7.1 million from $9.0 million for the first six months last year primarily due to the net operating loss that was ultimately funded by extending vendor payments.

     Capital Expenditures: Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Any major capital expenditures will be funded from additional debt or equity sources.

     In June 2001, the Company will commence operations of the nation's only exclusive RV and marine dealer exchange and outlet. Establishing this dedicated retail and wholesale facility, as an inventory clearinghouse is an important element of the Company's ongoing initiative to improve its inventory position. The facility is leased and Management estimates that startup costs will be negligible.

     In May 2001, operations commenced on a satellite dealership located in Ripley, West Virginia. This dealership represents the Company's first partnering effort with The Great Outdoors, a nationwide sporting goods chain. Management is evaluating such partnering opportunities as an effective way to expand market presence, minimize startup risks and capitalize on an established customer base.

     Principal Long-Term Commitment: The Company's principal long-term commitments, as of April 30, 2001, consist of operating leases and notes payable.

     The Company's recovery and growth strategies are dependent upon obtaining adequate financing to cover operational needs and ultimately establish additional RV and marine dealerships. The Company is currently evaluating various sources of capital, their cost, and their ultimate effect on our capitalization.

     The Company's primary floor plan agreement was terminated as of January 31, 2001 and subsequently replaced by a new agreement. The new agreement requires a reduction of available floor plan credit to a maximum of $25,000,000 at May 1, 2001. As of April 30, 2001, the Company had borrowed $1.7 million in excess of this limit. In May, 2001 the Company reduced it's borrowing to comply with the maximum limit. The new agreement also requires the maintenance of certain financial covenants including tangible net worth, working capital and debt to tangible net worth. In addition, the agreement requires collateral of $1.0 million in the form of a certificate of deposit and a mortgage lien on unencumbered real estate. Further, the lender waives all prior defaults through April 30, 2001. However, as of April 30, 2001 the Company cannot conclude that it is probable that we will meet all of these covenants in the immediate future. Additionally, the required collateral in the form of a certificate of deposit has not yet been posted.

     As the floor plan financing arrangement with this primary lender reduced borrowing levels, the Company is in the process of negotiating additional floor plan financing arrangements with other lenders. While the Company has retained the ability to floor plan a portion of its inventory through a new agreement with the primary lender, failure to obtain sufficient floor plan financing from other lenders could have a material adverse effect on the business and the Company's ability to continue as a going concern. There can be no assurance that the Company will come to terms with its other lenders to obtain sufficient alternative floor plan financing

     The Company had negative net cash from operations of approximately $1.1 million in the first six months, and incurred a net loss of approximately $4.5 million. While management believes that revenues, profits and cash flows from operations should improve in fiscal 2001, the Company may be required to obtain additional outside funding to fund operating deficits. Management believes that additional financing will be made available to support the Company's liquidity requirements and that certain cost and expenditures could be reduced further should additional funding not be available. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

     The Company had $43,325,000 available under floor plan lines of credit for financing new and used vehicle and marine inventories of $43,744,096 as of April 30, 2001. Three of the secondary lenders, which represent $9,000,000 of available floor plan, have asked to be paid off. In addition, the Company was in an "out of trust" condition with one of its secondary floor plan lenders and has assigned $750,000 of the proceeds of its net operating loss carry back tax refund to that lender. The Company is currently negotiating with its other floor plan lenders to provide sufficient floor plan credit to meet its inventory needs.

     During the next 12 months the Company will be required to raise capital by issuing additional common stock, additional debt convertible to common stock, or preferred stock that could be converted to common stock, to fund our operations, bridge loan repayment and expansion.

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

     Historically, increases in operating costs are passed on to the consumer when the market allows. We believe that our business has not been significantly affected by inflation, despite increased chassis and manufacturer conversion costs experienced. Even though interest rates are falling, declines in consumer confidence may materially and adversely affect purchases of RVs generally and our results of operations.

     Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, was effective for the Company in the quarter ended January 31, 2001. Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, adoption of SFAS No. 133 had no effect on its financial position or results of operations.

ITEM 3: Quantitative And Qualitative Disclosures About Market Risk

     Foreign Exchange. To date, the Company's revenue from operations has exclusively been denominated in United States dollars. The recreational vehicle and boat products that the Company sold to date have been priced in United States dollars and all our sales in the fiscal year 1999 and 2000 and the first quarter of 2001 have been denominated in United States dollars. In the future, the Company may acquire recreational vehicle or boat products that are priced in currencies other than the United States dollar and the Company may expand sales operations outside the United States. If either of these events occurs, fluctuations in the values of the respective currencies in which the Company purchases or sells could adversely affect the Company. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that The Company would not experience currency losses in the future, nor can The Company predict the effect of exchange rate fluctuations upon future operating results. In the event The Company conducts transactions in currencies other than the United States dollar, management intends to carefully evaluate The Company's currency management policies. If management deems it appropriate, The Company may consider hedging a portion of a currency exposure in the future.

     Interest Rates: The Company invests its surplus cash in financial instruments consisting principally of overnight bank repurchase agreements with fixed rates of interest. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The Company's overnight repo investments have some of the characteristics of floating rate securities, since the rates are subject to change each business day. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. If in the future we invest in longer term fixed rate investments we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. We may also face interest rate risk exposure in connection with debt issued in connection with our acquisition strategy.

                                    PART II

                               OTHER INFORMATION

     There is no information to report under Items 1, 3, 4 or 5 of Part II of this report.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On or about April 11, 2001, the Company entered into a debt conversion and mutual settlement and release agreement with two accredited investors converting debt evidenced by a convertible promissory note dated March 1, 2000, in an original principal amount of $1,731,919.60; to 500,000 shares of common stock at a price per share of $2.88. The convertible promissory note was issued to the sellers of Little Valley Auto and RV Sales, Inc. pursuant to that Stock Purchase Agreement between the Company, Little Valley Auto and RV Sales, Inc., Ernest Davis, Jr. and Lori A. Davis dated March 1, 2000. The shares were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.

On or about March 1, 2001, the Company entered into a debt conversion and mutual settlement and release agreement with two accredited investors converting debt evidenced by a convertible promissory note dated November 11, 1999, in an original principal amount of $1,500,000 to 412,000 shares of common stock at a price per share of $3.05. The convertible promissory note was issued to the sellers of County Line Select Cars, Inc. pursuant to that Asset Purchase Agreement between the Company, County Line Select Cars, Inc., Armando Alonso and Francisco Alonso dated November 11, 1999. The shares were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.

Pursuant to bridge financings in the aggregate amount of $1,500,000 received by the Company in the quarter ended January 31, 2001, the Company has agreed to issue warrants to purchase up to 25,000 shares of common stock at a per share purchase price of 110% of the average market price for the 21 trading days prior to closing. The warrants were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number      Description
-------     -----------

  4.1       Form of Warrant*

 10.1 Asset Purchase Agreement between Registrant, County Line Select Cars, Inc., Armando Alonso and Francisco Alonso dated November 11, 1999(1)

 10.2 Convertible Promissory Note by and between the Registrant and Armando Alonso dated November 11, 1999*

 10.3 Convertible Promissory Note by and between the Registrant and Francisco Alonso dated November 11, 1999*

 10.4 Stock Purchase Agreement between the Registrant, Little Valley auto & RV Sales, Inc., Ernest Davis, Jr. and Lori A. Davis dated March 1, 2000(2)

 10.5 Convertible Promissory Note by and between the Registrant and Ernest Davis, Jr. and Lori A. Davis dated March 1, 2000*

 10.6 Debt Conversion and Mutual Settlement and Release Agreement dated as of March 1, 2001 between Registrant, County Line Select Cars, Inc., Armando Alonso and Francisco Alonso*

 10.7 Debt Conversion and Mutual Settlement and Release Agreement effective as of April 11, 2001 between Registrant, Little Valley Auto & RV Sales, Inc., Ernest Davis, Jr. and Lori A. Davis*

 10.8 Amendment to Debt Conversion and Mutual Settlement and Release Agreement dated June 13, 2001, between Registrant, County Line Select Cars, Inc., Armando Alonso and Francisco Alonso*

 10.9       Amended and Restated Loan and Security Agreement by and
            between the Registrant, Banc of America Specialty Finance,
            Inc. and Bank of America, N.A. dated March 8, 2001*
_____________
*  Filed herewith
(1) Incorporated by reference to the Exhibits to the Report on Form 8-K/A filed by the Registrant on January 25, 2000.
(2) Incorporated by reference to the Exhibits to the Report on Form 8-K/A filed by the Registrant on May 15, 2000.

     (b) Reports on Form 8-K On March 13, 2001. The Company filed on Form 8-K its press release announcing the resignation of Ronald G. Huneycutt as President, Chief Executive Officer and Secretary, as well as a member of the board of directors and a member of the executive committee. Marcus Lemonis was appointed as President and Michael S. Riley as interim Chief Executive Officer.

                                  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date                                HOLIDAY RV SUPERSTORES, INC.
----


                                    /s/ Michael S. Riley
                                    ---------------------------------
June 19, 2001                       Michael S. Riley, Chairman,
                                    Chief Executive Officer and
                                    Interim Chief Accounting Officer