Form 10-Q
period 2001-07-31
HOLIDAY RV SUPERSTORES INC
filed 2001-09-14
CIK 822076

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON DC  20549


                                   FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 2001

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

                        YES    X            NO _______
                            -------

     As of September 7, 2001, Holiday RV Superstores, Inc. had outstanding 8,852,000 shares of Common Stock, par value $.01 per share.

                               TABLE OF CONTENTS

Item                                                                                 Page

                                    Part I

                             Financial Information
1.   Consolidated Condensed Balance Sheets .........................................   3

     Consolidated Condensed Statements of Operations ...............................   4

     Consolidated Condensed Statements of Cash Flows ...............................   5

     Notes to Consolidated Condensed Financial
          Statements................................................................   7

2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................................  13

3.   Quantitative and Qualitative Disclosures about Market Risk ....................  22


                                    Part II

                               Other Information


2.   Changes in Securities and Use of Proceeds......................................  24

6.   Reports on Form 8-K............................................................  25

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           7/31/01           10/31/00
Assets                                                                   (Unaudited)
                                                                       ----------------    -------------
Current assets:
    Cash and cash equivalents                                            $           -      $  2,215,352
    Restricted cash and investments                                          1,151,345                 -
    Accounts receivable, net
       Trade  and contracts in transit                                       3,258,442         3,104,774
       Other                                                                 2,106,034         1,338,352
    Inventories, net                                                        36,623,340        59,981,771
    Prepaid expenses                                                           399,254           443,696
    Refundable income taxes                                                    325,820         1,399,793
    Deferred income taxes                                                      658,981           658,981
                                                                       ---------------     -------------
                  Total current assets                                      44,523,216        69,142,719

Property and equipment, net                                                 12,077,796        12,418,047

Other assets:
    Goodwill, net of accumulated amortization
       of $560,937 and $266,440                                              7,335,247         7,662,958
    Other                                                                      455,214           754,530

Noncurrent deferred income taxes                                               207,967           207,967
                                                                       ---------------     -------------

                  Total assets                                           $  64,599,440      $ 90,186,221
                                                                       ===============     =============

Liabilities and Shareholders' Equity

Current liabilities:
    Floor plan notes payable                                             $  28,827,693      $ 53,884,241
    Accounts payable                                                         4,728,160         1,190,140
    Customer deposits                                                            4,040           405,678
    Accrued expenses and other current liabilities                           2,690,716         3,834,868
    Current portion of capital lease obligation                                114,231           113,798
    Current portion of LIFO tax liability                                      250,451           250,451
    Current portion of notes payable                                         1,493,097           389,944
    Current portion of deferred gain on leaseback transaction                   48,627            48,626
                                                                       ---------------     -------------

                  Total current liabilities                                 38,157,015        60,117,746

    Long-term capital lease obligation, less current portion                   119,217           218,381
    LIFO tax liability, less current portion                                   751,354           751,354
    Long-term notes payable, less current portion                            7,016,556         7,063,574
    Deferred gain on leaseback transaction, less current portion               389,012           425,482
    Convertible notes payable                                                        -         3,231,920
                                                                       ---------------     -------------
                  Total liabilities                                         46,433,154        71,808,457
                                                                       ---------------     -------------

Commitments and Contingencies

Shareholders' equity
    Preferred stock $.01 par; shares
       authorized 2,000,000                                                          -                 -
    Common stock, $.01 par, shares authorized
       23,000,000; issued 8,852,000 and 7,940,000                               88,520            79,400
    Additional paid-in capital                                              11,864,348         7,139,197
    Retained earnings                                                        6,755,073        11,700,822
    Treasury stock, 300,700 shares at cost                                    (541,655)         (541,655)
                                                                       ---------------     -------------
                  Total shareholders' equity                                18,166,286        18,377,764
                                                                       ---------------     -------------

                  Total liabilities and shareholders' equity             $  64,599,440      $ 90,186,221
                                                                       ===============     =============

    See accompanying notes to consolidated condensed financial statements.

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended                           Nine Months Ended
                                               7/31/01               7/31/00                7/31/01              7/31/00
                                           -----------------   ------------------      -----------------   -------------------
Sales and service revenue                      $ 36,397,399          $ 38,565,943          $ 111,271,643         $ 122,454,344

Cost of sales and service                        29,712,651            31,509,100             92,036,250           101,777,358
                                           ----------------    ------------------      -----------------   -------------------

     Gross profit                                 6,684,748             7,056,843             19,235,393            20,676,986

Selling, general and adminstrative expenses       6,539,580             6,348,376             19,942,129            18,044,471
                                           ----------------    ------------------      -----------------   -------------------

     Income (loss) from operations                  145,168                08,467               (706,736)            2,632,515

Other income (expense):
     Casualty Gain, Clermont, Florida fire          398,379                     -                358,562                     -
     Interest Income                                      -                47,318                      -               183,186
     Interest expense                              (968,167)           (1,477,019)            (3,598,090)           (3,519,656)
     Note conversion expense                              -                     -             (1,377,581)                    -
                                           ----------------    ------------------      -----------------   -------------------
     Total other income (expense)                  (569,788)           (1,429,701)            (4,617,109)           (3,336,470)
                                           ----------------    ------------------      -----------------   -------------------

Loss before income taxes (benefit)                 (424,620)             (721,234)            (5,323,845)             (703,955)

Income taxes (benefit)                                2,740              (252,200)              (378,096)             (195,000)
                                           ----------------    ------------------      -----------------   -------------------


Net loss                                       $   (427,360)         $   (469,034)         $  (4,945,749)        $    (508,955)
                                           ================    ==================      =================   ===================

                                           ----------------    ------------------      -----------------   -------------------
 Loss per common share                         $      (0.05)         $      (0.06)         $       (0.59)        $       (0.07)
                                           ================    ==================      =================   ===================
   Basic and Diluted

Weighted average number of shares -
     Basic                                        8,852,000             7,339,300              8,313,832             7,274,000
                                           ================    ==================      =================   ===================
     Diluted                                      8,852,000             7,339,300              8,313,832             7,274,000
                                           ================    ==================      =================   ===================


See accompanying notes to consolidated condensed financial statements.

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                       7/31/01             7/30/00
                                                                   -------------        -------------
Cash Flows from Operating Activities:
    Cash received from customers                                   $ 110,165,432        $ 121,624,746
    Cash paid to suppliers and employees                            (109,455,702)        (117,899,556)
    Interest received                                                          -              183,186
    Interest paid                                                     (4,145,745)          (3,030,791)
    Income taxes paid                                                  1,452,069              (28,084)
                                                                   -------------        -------------
        Net cash provided by (used in) operating activities           (1,983,946)             849,501

Cash Flows from Investing Activities:
    Restricted cash and investments                                   (1,151,345)                   -
    Purchase of property and equipment                                  (402,765)          (2,430,547)
    Proceeds from the sale of property and equipment                     108,799            2,115,048
    Proceeds from casualty gain                                          256,500
    Payments for businesses acquired, net of cash                              -           (6,462,599)
                                                                   -------------        -------------
        Net cash used in investing activities                         (1,188,811)          (6,778,098)

Cash Flows from Financing Activities:
    Proceeds from bridge financing                                     1,500,000                    -
    Repayment of capital lease obligations                              (147,705)             (51,152)
    Proceeds from notes payable                                                -            6,002,361
    Repayments of notes payable                                         (394,891)          (4,769,823)
    Proceeds from exercise of stock options                                    -              246,400
                                                                   -------------        -------------
        Net cash provided by financing activities                        957,404            1,427,786

Net decrease in Cash and Cash Equivalents                             (2,215,352)          (4,500,811)
Cash and Cash Equivalents, beginning of period                         2,215,352            9,119,264
                                                                   -------------        -------------
Cash and Cash Equivalents, end of period                           $           -        $   4,618,453
                                                                   =============        =============

Non Cash Financing and Investing Activities:
    In the quarter ended July 31, 2001, the Company received 65,000 shares of the company stock valued at $200,000 from an affiliate of a director and an officer/director of the Company transferred these shares to the Company's former Chief Financial Officer in partial settlement of and in turn a liability accrued for his severance payout. The company is required to repay the affiliate and Officer/ Director $200,000 and 6.75% interest from June 26, 2001.

See accompanying notes to consolidated condensed financial statements.

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Nine Months Ended
                                                                                   7/31/01               7/31/00
                                                                               ---------------       ---------------
RECONCILIATION OF NET LOSS TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss                                                                         $ (4,945,749)          $  (508,955)

Adjustments to reconcile net loss to net cash provided by operating activities:
          Note conversion expense                                                   1,377,581                     -
          Depreciation and amortization                                               828,593               626,439
          Stock option compensation and warrant issuance                              264,489               242,773
          Income Tax Benefit                                                         (378,096)                    -
          Casualty Gain                                                              (358,562)

Changes in assets and liabilities, net of effect of acquisitions:
       (Increases) decreases in:
          Contracts in transit                                                      1,485,239              (514,758)
          Accounts receivable                                                      (2,189,812)             (389,079)
          Refundable income taxes                                                   1,452,069              (332,284)
          Inventories                                                              23,291,716            (3,351,529)
          Prepaid expenses                                                            (79,624)                    -
          Other assets                                                                332,530             1,549,161
       Increases (decreases) in:
          Floor plan contracts                                                    (25,056,548)            3,536,308
          Accounts payable                                                          3,538,020               242,606
          Customer deposits                                                          (401,638)               74,239
          Accrued expenses and income taxes payable                                (1,144,154)             (325,420)


                                                                                 ------------           -----------
Net cash provided by (used in) operating activities                              $ (1,983,946)          $   849,501
                                                                                 ============           ===========

NOTES to CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.

  The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2000. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company eliminations necessary to summarize fairly the Company's financial position and results of operations.
Due to the seasonality of the Company's business, the results of operations for the nine months ended July 31, 2001 are not necessarily indicative of expected results for the fiscal year.

  Basis Of Presentation: The accompanying Consolidated Condensed Financial Statements have been prepared on a going concern basis, which contemplate continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern.

  The Company incurred a net loss of $5.0 million for the nine months ended July 31, 2001 and incurred net cast outflows of approximately $2.0 million for this period. As more fully discussed in Note 4, the Company's primary floor plan agreement had been terminated as of January 31, 2001 and subsequently replaced by a new agreement. As the floor plan financing arrangement with this primary lender reduced prior borrowing levels, the Company is in the process of negotiating additional floor plan financing arrangements with other lenders. While the Company has retained the ability to floor plan a portion of its inventory with the primary lender, failure to obtain sufficient floor plan financing from other lenders could have a material adverse effect on the business and the Company's ability to continue as a going concern.

  Based on the Company's current business plan, management believes that revenues, profits and cash flows from operations should improve in fiscal 2002 as a result of its focused inventory management efforts together with ongoing cost cutting measures and the integration of the dealerships through uniform best practice processes. Even though management also believes that overall operations and general market conditions will improve in fiscal 2002, the Company will be required to obtain additional outside financing to fund operating cash deficits. Management further believes that additional financing will be made available to support the Company's liquidity requirements and that certain costs and expenditures could be reduced further should additional funding not be available. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

NOTES to CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 2.   INVENTORIES

  Inventories are summarized as follows:

                                   7/31/01             10/31/00
                                 -----------          -----------


New Vehicle                      $23,487,122          $41,868,620
New Marine                         2,487,540            2,659,904
Used Vehicle & Marine              8,556,335           13,114,730
Parts and accessories              2,092,343            2,338,517
                                 -----------          -----------
                                 $36,623,340          $59,981,771
                                 ===========          ===========


NOTE 3.   BRIDGE FINANCING

  During the quarter ended January 31, 2001, the Company received $1,430,000 in net proceeds after fees and expenses pursuant to a $1,500,000 bridge financing:
$1,000,000 from an unrelated third party and $500,000 from an affiliate of a director and an officer/director of the Company.

  The $1,000,000 bridge financing advanced by a third party bears an interest rate of 15%. The Company has made no interest or principal repayments, but has granted warrants to purchase 25,000 shares of common stock at $4.02 per share, 110% of the average market price for the 21 trading days prior to closing.
These warrants were valued at $24,723 and charged to interest expense during the quarter ended July 31, 2001 based on a Black-Scholes option pricing model with the following assumptions: average discount rate of 4.9%, volatility of 30% and a warrant life of five years. The term of this financing occurs in two phases. The first phase provides for short term unsecured financing due on demand. The holder may elect to enter the second phase that provides for converting the bridge financing into 1,000 shares of Series A 15% Cumulative Convertible Preferred Stock. As of July 31, 2001, the second phase of the financing has not been elected and, accordingly, the Series A 15% Cumulative Convertible Preferred Stock has not been issued. When issued, the shares will be redeemable and convertible into common stock at the option of the holder, or redeemable by the Company, as shall be set forth in a definitive securities purchase agreement and will have antidilution protection. The Company intends to repay the unpaid balance before the holder elects phase two. Accordingly, the Company does not intend to issue any shares of Series A 15% Cumulative Convertible Preferred Stock in the foreseeable future.

  The $500,000 bridge financing from an affiliate of a director and an officer/director of the Company is an unsecured term note to be repaid on or before January 31, 2003. The note bears an interest rate of 6.75% with interest and principal due at maturity. During the nine months ended July 31, 2001, the Company paid no interest but repaid $160,000 of principal leaving an unpaid balance of $340,000 at July 31, 2001.

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

  In April 2001, the Company completed further negotiations with its primary lender to amend several of the terms of its March 2001 amended and restated loan and security agreement. The first amendment to the amended and restated loan and security agreement modifies the collateral required by reducing the pledge of a certificate of deposit to $1.0 million and adding collateral consisting of mortgages on all unencumbered real estate. The $1.0 million certificate of deposit was established in July 2001. Advances for eligible new and used inventory will bear interest at prime plus 3.0% and 3.5% respectively. The first amendment waives the Company's failure to meet the financial covenants through April 30, 2001. The Company did not meet the financial covenants through July 31, 2001 and has requested a waiver from its primary lender. If the Company does not receive a waiver for its failure to meet the financial covenants the primary lender could initiate one or more actions including but not limited to: cease further lending; demand payment for all outstanding borrowings; cancel the agreement; and, seize and liquidate the assets secured by the agreement.

  The Company is currently working with the primary lender to obtain financial covenant waivers though July 31, 2001 and is in the process of raising additional equity, which, when received, will bring the Company into compliance with the required financial (See Note 9 Subsequent Events).

  The current agreement with the primary lender expires on November 30, 2001.

NOTES to CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



  While the Company is currently negotiating with its other lenders to increase the available floor plan credit, the need for additional credit has been reduced through the reduction of slow moving inventory and the increased turnover of the resulting better product mix. Nonetheless, there can be no assurance that the Company will come to terms with its other lenders to obtain sufficient alternative floor plan financing to meet future inventory needs.

NOTE 5.   CONVERSION OF SELLER NOTES

  In April 2001, the former shareholders of County Line Select Cars, Inc. and Little Valley Auto & RV Sales, Inc. agreed to convert their seller notes into shares of the Company's common stock. The Company is in the process of registering such shares. Seller notes with principal balances of $3,231,920 were exchanged for 912,000 shares of the Company's common stock valued at $2,688,486 based on the closing market price on the dates of conversion as reported by the Nasdaq National Market. Since the terms of the conversion modified the original conversion terms that would have called for shares to be issued at a fixed conversion price of $7.50 per share resulting in 430,923 shares, the Company was required to record a conversion expense equal to the fair value of the incremental shares (481,077) issued, or $1,377,581, net of merchandise credits and other consideration of $102,256.

  Although the Company has reflected this accounting treatment in its financial statements, management does not believe that it clearly reflects the economic benefit of completing the debt conversion transactions nor does it reflect the intent of the parties. In the Company's view, $3.2 million of debt was exchanged for $2.7 million of stock priced at fair market value. Both parties entered into these debt conversion transactions to assist the Company in improving its financial condition.


NOTE 6.   CASUALTY LOSS

  CLERMONT, FLORIDA FIRE

  In April 2001, a fire damaged a portion of our Clermont, Florida dealership. The fire originated in a customer vehicle in the service bay. The service area was destroyed along with service equipment, contents and several other customer vehicles. The dealership's main office and sales areas were damaged by heat and smoke. The building, equipment, inventory, contents and customer vehicles were insured. Management is currently negotiating with the insurance carrier to determine a final settlement. During the quarter ended July 31, 2001, the Company received approximately $256,000 from the carrier and subsequent to July 31, 2001 an additional $235,000. The gain as a result of the involuntary conversion of assets is approximately $358,000 and has been classified as other income. This gain is based on final settlement on inventory, furniture, equipment and other contents. The reconstruction of the building will not be completed until the first quarter of fiscal year 2002. Management does not anticipate any further costs

NOTES to CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



associated with the recovery and has additional loss coverage in the event of discovery of other losses.

  PROSPERITY, WEST VIRGINIA FLOOD

  In July 2001, a flood damaged several vehicles in our Prosperity, West Virginia dealership. The dealership experienced nominal property damage and therefore the loss was confined to vehicles. The insurance carrier has settled the claim and payment was received in August 2001 for the book value of the vehicles. Consequently, no gain or loss was recognized.

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

NOTE 8.   EMPLOYMENT CONTRACT SETTLEMENT

  In June 2001, the Company paid $20,000 cash and transferred 65,000 shares of the Company's free trading common stock it obtained through a 6.75% demand loan from an affiliate of a director and an officer/director of the Company in settlement of all claims under an Amended Employment Agreement of its former Chief Financial Officer, previously accrued for at April 30, 2001. As of July 31, 2001 the Company has charged $220,000 to compensation expense representing the full cost of the settlement.

NOTE 9.   SUBSEQUENT EVENTS

  In August 2001, the Company received $500,000 in bridge financing from an unrelated third party. The underlying loan and security agreement bears an interest rate of 10% with interest payable on the last business day of each month until maturity, October 31, 2001, with the principal balance due at maturity. In addition, the Company has granted the right to the lender to secure a second mortgage on dealership properties secured by a first mortgage of its primary lender. The Company also granted 25,000 warrants to purchase the Company's common stock at $3.16 per share, the market closing price on the date of the grant. The warrants expire on the fifth anniversary date of the grant.

  Also on August 1, 2001, the Company entered into a two-year consulting agreement with an individual to assist in guiding the Company in several financial areas principally focused on overall financial planning and the development of a recast business plan. The

NOTES to CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


consultant and the Company agreed that the Company's Board of Directors may, at its option, appoint the consultant to serve as a director of the Company during the agreement term and may further appoint, at its option, the consultant to either Vice Chairman or Chairman of the Board of Directors. As compensation for the consultant agreeing to provide and providing services to be rendered, the Company will issue 500,000 restricted shares of the Company's common stock and an option to purchase an additional 400,000 shares of common stock at an exercise price of $3.16, the market closing price as of the agreement date. The options vest 25,000 shares per month beginning September 1, 2001, and continue to vest 25,000 shares per month until fully vested. In August 2001 the Company will record compensation expense of $1,575,000 representing the market value of the restricted shares at the agreement date. The Company has valued the options at $421,641 based on a Black-Scholes option pricing model with the following assumptions: average discount rate of 3.75%, volatility of 30% and a option life of 5 years, and will charge to compensation expense $26,354 monthly as the options vest. The agreement provides anti-dilution protection for one year for the restricted shares, the option shares and any shares issued under the anti-dilution provision during that time frame. The Company may terminate the agreement at any time for any reason with 30 days written notice. Early termination and achievement of certain performance criteria may accelerate option vesting. The consultant agreed to a one year trading lock-up beginning from the agreement date for all shares issued or issuable during the lock-up period.

  On August 3, 2001, the Company signed an engagement letter, subject to due diligence, with a financial advisor and agent in connection with a private placement of equity securities of the Company. The engagement letter contemplates raising approximately $6 million in gross proceeds from the private sale of the Company's common stock. The financial advisor will receive a transaction fee of 10% of the gross proceeds received, if any, by the Company from investors, which will be deducted at closing. In addition, the Company will grant the financial advisor warrants to purchase common stock equal to 10% of the common stock the financial advisor sells. These warrants will expire five years from the closing date and will be exercisable at the same per share price the common stock is sold to the private sale investors. Other fees and expenses incurred by the financial advisor related to the engagement will be billed periodically to the Company.

ITEM 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

  This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should," "expects," "hopes," "plans," "anticipates," "projected," "believes," "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed in the Company's Form 10-K for the year ended October 31, 2000 (many of which have been discussed in prior SEC filings by the Company). Though the Company has attempted to list the factors it believes to be important to its business, the Company cautions investors that other factors might prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements.

  Investors are further cautioned not to place undue reliance on any forward-looking statements as they speak only of the Company's view as of the date the statement was made.

General

  Holiday RV Superstores, Inc. (the "Company") is a multi-store chain that retails, finances, and services recreation vehicles, or RVs, and other recreation vehicles. The Company currently operates 16 retail centers, six in central and north central Florida, two in the gulf coast areas of Tampa and Ft. Myers, Florida, one in Spartanburg, South Carolina, two in California's central valley cities of Roseville and Bakersfield, one in Las Cruces, New Mexico, two in West Virginia, one in Wytheville, Virginia, and one in Lexington, Kentucky. The Company operates on a fiscal year beginning on the first day of November and ending on the last day of October. References herein to "Holiday," "Recreation USA," "we," "us" or "our" refer to Holiday RV Superstores, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.

Results of Operations

  Results of operations for the three months ended July 31, 2001, compared to the three months ended July 31, 2000.

  Recreational vehicles and marine revenue decreased $4.0 million, or 11.3%, to $31.3 million from $35.3 million. Of this decrease, $6.1 million was attributable to a 17.2% drop in same-store sales on a pro forma comparable basis (11 stores), offset by the effect of acquired stores. The decline in comparable store sales was the result of two significant forces: (a) internal management initiatives focused on reducing aged inventory units through the reduction in the unit selling prices, lowering stocking levels at all locations to increase inventory turnover and restocking on-hand inventory based on the local market demand at each dealership, and (b) external market conditions.

  A key management initiative was to change the sales mix towards lower unit cost and higher gross profit used units. Management believes that lower price point used vehicles are more desirable in a weak economy, characterized by declining consumer confidence. As a result, used vehicle sales as a percentage of total vehicle sales, increased to 36.4% from 32.5% of comparable store total vehicle sales. Management also instituted a program to reduce existing inventory levels by managing the acquisition of new inventory, within the limits of available financing. As a result, new vehicle and marine inventories were reduced in the quarter, $6.7 million, or 20.6 %, to $25.9 million from $32.6 million at April 30, 2001, reducing both associated debt service and carrying costs (see Management's discussion on Selling, General & Administrative ("SG&A") expenses below). Although new vehicle and marine sales may have been adversely affected by a reduction in available inventory, management viewed the overall inventory levels as overstocked and notes that used vehicle sales result in a 1.0% higher gross profit than new vehicle and marine units, on average. The new sales mix helped mitigate the impact of decreased sales on gross profit (see Management's discussion on gross profit below).

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

  Parts and service revenue increased $1.2 million, or 64.9%, to $3.1 million from $1.9 million. This increase is attributable to additional stores as parts and service revenue on a pro forma comparable basis declined $0.3 million to $3.5 million from $3.8 million. Management is currently developing several initiatives focused on reducing inventory stocking levels by eliminating older and slower moving items from on-hand stock and improving the warranty collection time through process enhancements to increase parts inventory turns and reduce warranty receivables that will be implement through the remainder of fiscal 2001. These initiatives are related to increasing cash flows from fixed operations.

  Revenue from Finance and Insurance "F&I" products and other sources increased $113,000 or 11.1%, to $1.1 million from $1.0 million. Of this increase, $7,000 was attributable to a 0.7% increase in same-store sales. The remainder, $106,000 was derived from new locations added since July 2000. The low volume of vehicle sales affected comparable store sales.

  Total gross profit decreased $0.4 million, or 5.3%, to $6.7 million from $7.0 million.

  Gross profit from recreational vehicle and marine sales decreased $0.2 million, or 5.1%, to $3.7 million from $3.9 million. Of this decrease, $0.9 million was attributable to a 24.1% drop in same-store gross profit that was partially offset by gross profit from acquired stores. The decrease in gross profit in actual dollars and as a percent of revenue was primarily related to the Company's efforts to reduce its overstocked and aged inventory. The Company offered various incentives to customers and salesmen (see Management's discussion in SG&A below) to achieve its inventory objectives. While these initiatives have impacted gross profit, the Company has been successful in reducing its new and used vehicle and marine inventories by $9.2 million, or 21.1% from April 30, 2001 levels. Management believes that these initiatives will continue at or near similar levels of additional incentives and reserves at least through the next quarter.

  Parts and service gross profit increased $0.2 million or 11.1% to $2.0 million from $1.8 million. However, same-store gross profit only increased $0.1 million, or 4.4% with the remainder of the increase due to acquired stores. Management's process and policy initiatives to improve service efficiency and customer service has resulted in a parts and service gross profit increase as unit sales fall. Parts and service gross profit has increased to 5.5% from 4.7% of total revenue and to 29.9% from 25.7% of total gross profit.

  F&I and other commissions of $1.0 million remained at levels consistent with the comparable quarter. F&I and other commissions contributed 14.9% of total gross profit compared to 14.3% in the same quarter last year.

  SG&A expenses increased $0.2 million, or 3.0%, to $6.5 million from $6.3 million. On a same-store basis, SG&A decreased $1.8 million or 23.1% to $5.9 million from $7.7 million. Management continued an overhead cost reduction program with the increase attributable to additional stores. SG&A as a percent of revenue increased to 17.9% from 16.5%.

  The Company recognized a gain of approximately $398,000, which includes $40,000 reversing the estimated loss recorded in the previous quarter, in connection with the Clermont, Florida fire for insurance recoveries in excess of the carrying value of assets destroyed. The net gain is $358,000. No similar gains were experienced last year.

  Interest expense decreased $0.5 million, or 34.5%, to $0.97 million from $1.5 million primarily due to large reductions in floor plan financing as a result of decreased inventory levels. This occurred in spite of a substantial increase in floor plan interest rates as a result of our new floor plan agreement.

  No income tax benefits were recognized on the net loss for the quarter due to an allowance provided against deferred taxes, since the realization of net operating loss carry forwards were not considered likely at this time.

  Results of operations for the nine months ended July 31, 2001, compared to the nine months ended July 31, 2000.

  Recreational vehicles and marine revenue decreased $13.1 million, or 11.7%, to $98.7 million from $111.8 million. Of this decrease, $22.4 million was attributable to a 20.1% drop in same-store revenue (11 stores). Of the $13.1 million decrease, $4.0 million, or 30.5% occurred in the third quarter (see Recreational vehicle and marine revenue discussion under section Results of operations for the three months ended July 31, 2001, compared to the three months ended July 31, 2000). The most significant portion of the revenue decrease occurred during the second quarter accounting for 69.5% of the decrease or $9.1 million.

  Key management initiatives in the second quarter changed the sales mix towards lower unit cost and higher gross profit used units. This initiative continued in the third quarter and as a result, used vehicle sales as a percentage of total vehicle sales, increased to 36.3% from 33.7% of comparable store total vehicle sales. Management also continued a program to reduce existing inventory levels by managing the acquisition of new inventory, within the limits of available financing. As a result, new vehicle and marine inventories were reduced $18.6 million, or 41.7%, to $25.9 million from $44.5, reducing both associated debt service and carrying costs (see Management's discussion on SG&A expenses below). Of the $18.6 million reduction in inventory, $6.7 million occurred in the third quarter and $11.9 million in the second quarter.
Although new vehicle and marine sales may have been adversely affected by a reduction in available inventory, management viewed the overall inventory levels as over stocked and notes that used vehicle sales historically result in a 1.8% higher gross profit than new vehicles, on average.

  External market conditions played a significant role in the overall decrease in recreational vehicle and marine revenue. Management believes the decrease in comparable store sales was related to various factors including a decline in consumer confidence and the slower overall economic environment. The Company anticipates that the current fiscal year will remain below the revenue levels set in the prior two years due to these factors. However, the long-term outlook for RV sales continues to appear very favorable. Demographic studies show continued growth in the recreational vehicle prime target market for the next 30 years. Management will continue to respond to market demands by emphasizing lower priced vehicles, offering value added service and warranty programs and reducing costs.

  Parts and service revenue increased $2.3 million, or 34.3%, to $9.0 million from $6.7 million. Substantially all of this increase is attributable to additional stores, as parts and service revenue on a same-store basis remained unchanged at $6.7 million.

  Revenue from F&I products and other sources increased $0.5 million, or 17.2%, to $3.4 million from $2.9 million. Of this increase, $0.3 million was attributable to a 10.1% increase in same-store sales. This increase was generated in the second quarter, overcoming the decreases of the first quarter. The increase in comparable store sales was the result of new management initiatives in the second quarter to improve the F&I products offered and continued emphasis on effective selling (see Management's discussion of F&I gross profit results below).

  Total gross profit decreased $1.4 million, or 7.0%, to $19.2 million from $20.6 million in the prior comparable period.

  Gross profit from recreational vehicle and marine sales decreased $2.2 million, or 18.9%, to $9.4 million from $11.6 million. Of this decrease, $1.4 million was attributable to a 13.1% drop in same-store overall gross profit. Unit sales decreased 7.4% to 3,237 units from 3,495. The decrease in gross profit was primarily related to the Company's efforts to reduce its overstocked and aged inventory. The Company offered various incentives to customers and salesmen (see Management's discussion in SG&A below) to achieve its inventory objectives. While these initiatives have impacted gross profit, the Company has been successful in reducing its new and used vehicle and marine inventories $23.1 million, or 40.1%. Management believes that these initiatives will continue at or near similar levels of additional incentives and reserves at least through the next quarter.

  Parts and service gross profit increased $0.7 million, or 13.7%, to $5.8 million from $5.1 million, and same-store gross profit increased $0.3 million, or 5.8%. Parts and service gross profit increased to 5.2% from 4.2% of total revenue and to 30.2% from 24.7% of total gross profit.

  F&I and other commissions have remained unchanged at $3.0 million. Same-store commissions decreased $0.1 million, or 3.3%, to $2.2 million from $2.9 million. F&I and other commissions contribute 15.6% of total gross profit, up from 14.1%.

  SG&A expenses increased $1.9 million, or 10. 5%, to $19.9 million from $18.0 million. Of this increase, $0.8 million was attributable to a 4.5% decrease in SG&A on a same store basis. However, SG&A as a percent of total revenue increased to 17.9% from 14.7% due to increased in personnel expenses of $1.1 million arising from additional stores and incentive programs, and an increase in fixed expenses of $1.0 million, offset by reductions from continued cost-cutting in advertising, outside services, travel and entertainment expenses.

  The Company recognized a net gain of $358,000 in connection with the Clermont, Florida fire for insurance recoveries in excess of the carrying value of the assets destroyed. No similar gains were experienced last year.

  Debt conversion expense of $1,377,581 for the nine-month period is the result of a required non-cash expense in connection with the April 2001 conversion of seller notes into shares of the Company's common stock. Seller notes with a principal balance of approximately $3.2 million were converted into 912,000 shares of common stock valued at approximately $2.7 million ($0.5 million less than the carrying value of the debt). Since the terms of the conversion were the result of a modification of the original conversion terms that would have called for share issuance at a fixed price of $7.50 per share, or 430,923 shares, the Company was required under SFAS No. 84, Induced Conversions of Convertible Debt, to record this non-cash expense charge equal to the fair value of the incremental shares (481,077) issued.

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

  Interest expense increased $.1 million, or 2.8%, to $3.6 million from $3.5 million. Interest expense decreased $0.2 million, or 6.0% to $3.2 million from $3.4 million on a same store basis primarily due to large reductions in floor plan financing as a result of decreased inventory levels.

  Tax benefits were recognized on the net loss for the nine-month period to the extent realization of net operating loss carry-forwards were considered likely.

Liquidity And Capital Resources

  Our cash needs have been primarily to support operations, including non-floored inventory for resale. These cash needs have historically been financed with cash on hand or with occasional borrowings from Doerge Capital Management, a company controlled by one of our board members. The Company does not intend to use this source of funding in the future, because the terms and expense of such short-term lending do not fit within the Company's financing strategy. Further, there is no assurance that this source of funding will continue to be available to meet future liquidity needs. Changes in our new inventory and partial changes in used inventory are financed by floor plan credit facilities, which are currently in the process of being negotiated to provide sufficient borrowing availability.

  Cash Flows From Operations: During the nine months ended July 31, 2001, our cash flows decreased primarily due to the $4.9 million net operating loss. Cash of $1.9 million was consumed in the nine months ended to resolve issues with the floor plan lenders created in prior quarters. Total inventory was reduced $23.3 million in the nine months ended July 31, 2001 while floor plan contracts were reduced by $25.0 million. Repayments to general suppliers and vendors have been extended.

  Cash Flows From Investing: Investing activities used net cash of $1.2 million as compared to $6.8 million in the nine months ended July 31, 2000. For the nine months ended July 31, 2001 the Company invested $1.0 million in restricted cash to support its new floor plan agreement with its primary lender and $0.2 million to support other obligations. The prior year included $6.5 million to purchase dealerships, and $2.4 million for the purchase of property, plant and equipment, primarily for the County Line and Little Valley dealerships. The prior year also included a sale-leaseback transaction that netted the company $2.1 million.

  Cash Flows From Financing: Financing activities provided net cash of $1.0 million as compared to $1.4 million in the nine months ended July 31, 2000 last year. The Company also raised $1.5 million through an additional short-term bridge loan.

  Net cash used by all activities was $2.2 million, which reduced cash and cash equivalents to $.0 from $2.2 million on hand at the start of the nine-month period as the Company was in a cash overdraft position at July 31, 2001.

  Working Capital: Working capital decreased to $6.1 million from $11.4 million for the first nine months ended July 31, 2001, primarily due to the net operating loss and an increase in accounts payable.

  Capital Expenditures: Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Any major capital expenditures will be funded from additional debt or equity sources.

  Principal Long-Term Commitment: The Company's principal long-term commitments, as of July 31, 2001, consist of operating leases and notes payable.

  The Company's recovery and growth strategies are dependent upon obtaining adequate financing to cover operational needs and ultimately establish additional RV and marine dealerships. The Company is currently evaluating various sources of capital, their cost, and their ultimate effect on its capitalization.

  The Company's primary floor plan agreement was terminated as of January 31, 2001 and subsequently replaced by a new agreement. The new agreement required a reduction of available floor plan credit to a maximum of $25,000,000 at May 1, 2001. As of July 31, 2001, the Company had borrowed $19,800,000. The new agreement also requires the maintenance of certain financial covenants including tangible net worth, working capital and debt to tangible net worth. In addition, the agreement requires collateral of $1.0 million in the form of a certificate of deposit that has been posted and is reflected in the balance sheet as restricted investments and a mortgage lien on unencumbered real estate. Further, the first amendment waives the Company's failure to meet the financial covenants through April 30, 2001. The Company did not meet the financial covenants through July 31, 2001. If the Company does not receive a waiver for its failure to meet the financial covenants the primary lender could initiate one or more actions including but not limited to: cease further lending; demand payment for all outstanding borrowings; cancel the agreement; and, seize and liquidate the assets secured by the agreement.

  The Company is currently working with the primary lender to obtain financial covenant waivers though July 31, 2001 and is in the process of raising additional equity, which, when received, will bring the Company into compliance with the required financial covenants.

  Because the floor plan financing arrangement with this primary lender reduced its borrowing levels, the Company is in the process of negotiating additional floor plan financing arrangements with other lenders. While the Company has retained the ability to floor plan a portion of its inventory through a new agreement with the primary lender which expires November 30, 2001, failure to obtain sufficient floor plan financing from other lenders and negotiate a new agreement, could have a material adverse effect on the business and the Company's ability to continue as a going concern. There can be no assurance that the Company will come to terms with its other lenders to obtain sufficient alternative floor plan financing

  The Company had negative net cash from operations of approximately $2.0 million in the first nine months of fiscal 2001, and incurred a net loss of approximately $5.0 million. While management believes that revenues, profits and cash flows from operations should improve in fiscal 2002, the Company will be required to obtain additional outside financing to fund operating deficits. Management believes that additional financing will be made available to support the Company's liquidity requirements and that certain costs and expenditures could be reduced further if additional is not available. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

  The Company had $43,325,000 available under floor plan lines of credit for financing new and used vehicle and marine inventories of $34,530,997 as of July 31, 2001. Three of the secondary lenders, which represent $9,000,000 of available floor plan financing, have asked to be paid off. In addition, the Company was in an "out of trust" condition with one of its secondary floor plan lenders. The Company is currently negotiating with its other floor plan lenders to provide sufficient floor plan credit to meet its inventory needs.

  During the next 12 months, the Company will be required to raise capital by issuing additional common stock, additional debt convertible into common stock, or preferred stock that could be converted to common stock, to fund its operations, bridge loan repayments and expansion. In August 2001, the Company received additional bridge financing to fund cash needs until the Company can complete its contemplated common stock private placement. The funds, if any, received from the private placement will be used to repay bridge loans, to fund operations and to begin to fund future expansion. To ensure that the private placement is successfully completed before fiscal year-end 2001, the Company secured the services of a consultant to provide overall corporate financial guidance and to work with the recently hired financial advisor and agent.

  Our inability to obtain adequate financing, at a reasonable cost, would prevent us from meeting our planned growth and potentially will severely impact our business operating results and financial condition.

  Inflation: We believe that increases in the cost of new vehicles and boats that may result from increases in cost of products purchased from our manufacturers can be offset by higher resale prices for used retail vehicles and boats as well as higher retail prices for new vehicles and boats, although there may be a lag in our ability to pass such increases on to our customers.

  Historically, increases in operating costs are passed on to the consumer when the market allows. We believe that our business has not been significantly affected by inflation, despite an increase in chassis and manufacturer conversion costs. Even though interest rates are falling, declines in consumer confidence may materially and adversely affect purchases of RVs generally and our results of operations.

  Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Investments and Hedging Activities ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137, and amended by SFAS No. 138, was effective for the

Company in the quarter ended January 31, 2001. Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, adoption of SFAS No. 133 had no effect on its financial position or results of operations.

  In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against that new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on November 1, 2002. While the Company is still analyzing the effects of these pronouncements, we expect the adoption of these accounting standards will have the impact of reducing our amortization of goodwill and intangibles commencing November 1, 2002; however, impairment reviews may result in future periodic write-downs.

ITEM 3: Quantitative And Qualitative Disclosures About Market Risk

  Foreign Exchange. To date, the Company's revenue from operations has exclusively been denominated in United States dollars. The recreational vehicle and boat products that the Company has sold to date have been priced in United States dollars and all our sales in fiscal years 1999, 2000 and 2001 have been denominated in United States dollars. In the future, the Company may acquire recreational vehicle or boat products that are priced in currencies other than the United States dollar and the Company may expand sales operations outside the United States. If either of these events occurs, fluctuations in the values of the respective currencies in which the Company purchases or sells it products could adversely affect the Company. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company would not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. If the Company conducts transactions in currencies other than the United States dollar, management intends to carefully evaluate its currency management policies. If management deems it appropriate, the Company may consider hedging a portion of a currency exposure in the future.

  Interest Rates: The Company invests its surplus cash in financial instruments consisting principally of overnight bank repurchase agreements with fixed rates of interest. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The Company's overnight repurchase investments have some of the characteristics of floating rate securities, since the rates are subject to change each business day. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. If in the future we invest in longer-term fixed rate investments we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. We may also face interest rate risk exposure in connection with debt issued in connection with our acquisition strategy.

  The Company has variable floor plan notes payable that subject it to market risk exposure. At July 31, 2001 the Company had a maximum of $43.3 million available under floor plan contracts with $28.8 million outstanding. During the nine months ended, July 31, 2001, the maximum floor plan amount outstanding at any month end was $ 54.1 million and the average floor plan outstanding for the nine months ended July 31, 2001 was $42.9 million. The weighted average interest during the nine months ended July 31, 2001 was 10.6% and the weighted average interest rate at July 31, 2001 was 11.5%. A hypothetical increase or decrease in the floor plan interest of 10% would impact operations by approximately $500,000.

                                    PART II

                               OTHER INFORMATION

  There is no information to report under Items 1, 3, 4 or 5 of Part II of this report.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In August 2001, the Company granted to a lender in connection with a $500,000 bridge financing warrants to purchase 25,000 shares of common stock at a per share price of $3.16 the market close price at the date of the grant. The warrants were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.

Also in August 2001, pursuant to a consulting agreement, the Company agreed to issue 500,000 shares of its common stock, and an option to purchase an additional 400,000 shares of common stock, vesting 25,000 shares per month, in reliance on the exemption from such registration requirements provided by
Section 4(2) of the Securities Act for transactions not involving any public offering

On or about April 11, 2001, the Company entered into a debt conversion and mutual settlement and release agreement with two accredited investors converting debt evidenced by a convertible promissory note dated March 1, 2000, in an original principal amount of $1,731,919 to 500,000 shares of common stock at a price per share of $2.88. The convertible promissory note was issued to the sellers of Little Valley Auto and RV Sales, Inc. pursuant to a Stock Purchase Agreement between the Company, Little Valley Auto and RV Sales, Inc., Ernest Davis, Jr. and Lori A. Davis dated March 1, 2000. The shares were issued without registration under the Securities, in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.

On or about March 1, 2001, the Company entered into a debt conversion and mutual settlement and release agreement with two accredited investors converting debt evidenced by a convertible promissory note dated November 11, 1999, in an original principal amount of $1,500,000 to 412,000 shares of common stock at a price per share of $3.05. The convertible promissory note was issued to the sellers of County Line Select Cars, Inc. pursuant to a Stock Purchase Agreement between the Company, County Line Select Cars, Inc., Armando Alonso and Francisco Alonso dated November 11, 1999. The shares were issued without registration under the, in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.

Pursuant to bridge financings in the aggregate amount of $1,500,000 received by the Company in the quarter ended January 31, 2001, the Company has agreed to issue warrants to purchase up to 25,000 shares of common stock at a per share purchase price of 110% of the average market price for the 21 trading days prior to closing. The warrants were issued without registration under the, in reliance on the exemption from such registration requirements provided by
Section 4(2) of the Securities Act for transactions not involving any public offering.

Item 6. Reports on Form 8-K

  Exhibits

Exhibit
Number         Description
------         -----------

   4.1         Form of Warrant (3)
  10.1 Stock Purchase Agreement between Registrant, County Line Select Cars, Inc., Armando Alonso and Francisco Alonso dated November 11, 1999(1)
  10.2 Convertible Promissory Note by and between the Registrant and Armando Alonso dated November 11, 1999(3)
  10.3 Convertible Promissory Note by and between the Registrant and Francisco Alonso dated November 11, 1999(3)
  10.4 Stock Purchase Agreement between the Registrant, Little Valley auto & RV Sales, Inc., Ernest Davis, Jr. and Lori A. Davis dated March 1, 2000(2)
  10.5 Convertible Promissory Note by and between the Registrant and Ernest Davis, Jr. and Lori A. Davis dated March 1, 2000(3)
  10.6 Debt Conversion and Mutual Settlement and Release Agreement dated as of March 1, 2001 between Registrant, County Line Select Cars, Inc., Armando Alonso and Francisco Alonso (3)
  10.7 Debt Conversion and Mutual Settlement and Release Agreement effective as of April 11, 2001 between Registrant, Little Valley Auto & RV Sales, Inc., Ernest Davis, Jr. and Lori A. Davis (3)
  10.8 Amendment to Debt Conversion and Mutual Settlement and Release Agreement dated June 13, 2001, between Registrant, County Line Select Cars, Inc., Armando Alonso and Francisco Alonso (3)
  10.9 Amended and Restated Loan and Security Agreement by and between the Registrant, Banc of America Specialty Finance, Inc. and Bank of America, N.A. dated March 8, 2001(3)
  10.10        Loan and Security Agreement between Registrant and R.B.F.
               International, Inc. dated August 1, 2001*
  10.11        Warrant to Purchase Securities between Registrant and R.B.F.
               International, Inc. dated August 1, 2001*

  10.12 Consulting Agreement between Registrant and Steven Antebi dated August 1, 2001*

  10.13 Settlement Agreement between Registrant and W. Hardee McAlhaney dated June, 2001*
_________
*    Filed herewith
(1) Incorporated by reference to the Exhibits to the Report on Form 8-K/A filed by the Registrant on January 25, 2000
(2) Incorporated by reference to the Exhibits to the Report on Form 8-K/A filed by the Registrant on May 15, 2000
(3) Incorporated by reference to the Exhibits to the Report on Form 10-Q filed by registrant on June 19, 2001


 (a) Reports on Form 8-K
            None

                                  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date                                    HOLIDAY RV SUPERSTORES, INC.
----


September 10, 2001                      /s/ Marcus A. Lemonis
                                        --------------------------------------
                                        Chief Executive Officer and President


September 10, 2001                      /s/ Casey L. Gunnell
                                        --------------------------------------
                                        Chief Operating Officer and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)