Form 10-K/A
period 2000-10-31
HOLIDAY RV SUPERSTORES INC
filed 2001-09-21
CIK 822076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 3
                                   FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates as of February 7, 2001, was approximately $12,000,000. As of February 7, 2001, Holiday RV Superstores, Inc. had outstanding 7,904,300 shares of Common Stock.

                      Documents incorporated by reference:


                                      None

                                EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A is being filed with respect to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 filed with the Securities and Exchange Commission ("SEC") on February 13, 2001 (the "Form 10-K") , Amendment No. 1 on Form 10-K/A filed on February 28, 2001 and Amendment No. 3 on Form 10-K/A filed on April 27, 2001 . This amendment is being filed in response to the SEC's comments received in connection with a review of the Registrant's 2000 Form 10-K and Amendments thereto as part of the review of the Registrants Form S-3 filed with the SEC on July 11, 2001. This amendment includes certain enhanced disclosures and reclassifications to the Registrant's consolidated financial statements and notes thereto for the year ended October 31, 2000 in certain areas such as accounting policies, acquisitions, stock options and cash flows.

Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K. All information contained in this Amendment No. 3 and the Form 10-K is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the filing of the Form 10-K.

                                TABLE OF CONTENTS


Item                                                                     Page

PART I

1.       Business                                                          2
2.       Properties                                                       10
3.       Legal Proceedings                                                11
4.       Submission of Matters to a Vote of Security Holders              12

PART II

5.       Market for the Registrants Common Equity and Related
           Stockholder Matters                                            12
6.       Selected Financial Data                                          13
7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      14
7A.      Quantitative and Qualitative Disclosure About Market Risk        25
8.       Financial Statements and Supplementary Data                      26
9.       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                       26

PART III

10.      Directors and Executive Officers of the Registrant               26
11.      Executive Compensation                                           29
12.      Security Ownership of Certain Beneficial Owners                  31
13.      Certain Relationships and Related Party Transactions             32

PART IV

14.      Exhibits, Financial Statement Schedules, and Report on Form 8-K  32

                          HOLIDAY RV SUPERSTORES, INC.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Holiday RV Superstores, Inc. is a multi-store chain engaged in the retail sales, financing, and service of recreation vehicles, or RVs, and other recreation vehicles. We have grown substantially over the last five years as the result of strategic acquisitions. As of 1995, we had eight locations, which sold RVs and marine vehicles. In November 1999, we added four Florida RV dealerships through an acquisition, and in March 2000, we acquired two RV and marine dealerships, including one in Virginia and one in West Virginia. Also in March 2000, we acquired the assets of a Florida RV dealership. In October 2000 we acquired a Kentucky RV dealership. During the last five years we also closed one dealership.

     Holiday currently operates 14 retail centers, five in central and north central Florida, two in the gulf coast areas of Tampa and Ft. Myers, Florida, one in Spartanburg, South Carolina, two in California's central valley cities of Roseville and Bakersfield, one in Las Cruces, New Mexico, one in Prosperity, West Virginia, one in Wytheville, Virginia, and one in Lexington, Kentucky. Holiday operates on a fiscal year beginning on the first day of November and ending on the last day of October. References herein to "Holiday," "we," "us" or "our" refer to Holiday RV Superstores, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.

     We were incorporated in Florida in 1978 and reincorporated in Delaware in January 2000. Our initial public offering was in 1987.

RECREATION VEHICLE INDUSTRY

     The recreation vehicle industry is a $16 billion a year industry in the United States. The RV industry caters to the travel and leisure time needs of an estimated 30 million RV enthusiasts through the sale and service of recreation vehicles. The Recreation Vehicle Industry Association (RVIA) lists the number of new RVs shipped to dealers as follows:

                  Manufacturer shipments of new RVs to Dealers

                        1999             1998             1997              1996           1995
                    -------------    -------------    --------------     -----------    ------------
 New RV shipments      321,200          292,700          254,500            247,500       247,000

  Industry Outlook

     According to industry data, the average RV owner is 49, owns a home, is married, has a household income of $47,000, has no children living at home, and buys an RV in order to travel.

     One in ten American families in the United States owns a recreation vehicle, with over nine million vehicles on the road and an estimated 30 million RV travelers. Projections by the RVIA indicate that RV ownership should increase

21% from 8.6 million households in 1997 to an estimated 10.4 million households in 2010. This projection is based primarily on a large number of "baby boomers" reaching their peak earnings (and likewise, vacation) years during this period. The U.S. Census Bureau confirms the expected high growth of the baby boomers segment of the U.S. population. Additional information regarding RV industry demographics is provided under "Customer Base" later in this Item 1.

     The RV industry has recognized the baby boomer opportunity and embarked in the spring of 1997 on a highly publicized national market expansion program. This program is aimed at showing the lifestyle appeal of RVing to the baby boomers. The campaign slogan "Go RVing" accurately portrays the industry in a very favorable light, offering solitude, family time and the opportunity to slow down and reconnect with the world around us.

PRINCIPAL PRODUCTS AND SERVICES

     Our principal products and services for the last three years are listed below, by major revenue source, as a percentage of total revenue.

         Principal product or service                              2000              1999             1998
         --------------------------------------------------    -------------      ------------    -------------

         New and used vehicles and boats......................        90.7             88.7           87.0
         Service, parts and accessories.......................         6.1              7.7            9.3
         Other, net...........................................         3.3              3.6            3.7

         Total revenue.................................              100.0            100.0          100.0

  New and used vehicles and boats

     The types of RVs that we sell consist primarily of travel trailers and towables, or fifth wheels, motorized self-propelled units built on automotive chassis, or motorized vehicles that are powered by gasoline or diesel motors.

Towables:  travel  trailers,  including  fifth-wheel  travel  trailers,  folding camping trailers and truck campers--a recreation camping unit designed to be loaded onto, or affixed to, the bed of a chassis of a truck

Motorized: self-propelled  units  built  on  automotive  chassis  or  motorized vehicles powered by gasoline or diesel motors, including the following three classes:

     1. Class A - Conventional motor homes: the manufacturer constructs class A's on a chassis that already has the engine and drive components;

     2. Class B - Van Campers: panel-type vans to which the manufacturer adds sleeping facilities, kitchen and toilet facilities, fresh water storage, 110 volt hook-up and other items; and

     3. Class C - Mini-motor Homes: built on an automated manufactured van frame with an attached cab section, or on an automotive manufactured cab and chassis. The manufacturer completes the body section containing the living area and attaches it to the cab section. For the van conversion, the manufacturer modifies a completed van chassis aesthetically or decoratively in appearance for transportation and recreational purposes.

     Currently, there are many manufacturers of both towable and motorized RVs. Although there are several sources for manufactured conventional vans, there are only four major manufacturers in the United States supplying chassis with engine and drive components to the RV manufacturers. These are Workhorse Custom Chassis, Ford Motor Company, Freightliner Corporation and Spartan Motors Corporation. Ford Motor Company is the largest supplier of chassis to RV manufacturers.

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

     We maintain service facilities that are fully equipped to handle virtually any type of RV. We are a factory designated chassis warranty service center of Gillig, Chevrolet Division of General Motors, Freightliner Motors, Workhorse, and Spartan Motors, which reimburse us for such warranty services. Four of our locations, Spartanburg, Las Cruces, Prosperity and Wytheville, are fully equipped to repair all brands of boats and motors sold.

     Our service facilities are equipped to make engine and drive train repairs, as well as repairs to refrigerators, ovens and ranges, air conditioning systems, plumbing and electrical systems of each RV it sells. In addition, we are an authorized service center for most manufacturers of RV components.

     We maintain service agreements with most RV and marine companies. These companies provide us with service agreements that allow us to purchase parts and obtain technical assistance needed to repair and service their vehicles, boats and equipment. We also have a supply of propane gas for resale at all locations, and provide sewage dump stations for RV waste evacuation.

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

 Finance and Insurance

     We also assist our customers in obtaining financing by referring them to certain banks that offer financing for RV purchases. In addition, we offer service contracts that provide additional warranty coverage on RVs or some RV parts after the original warranty expires, and various types of insurance policies to pay a customer's RV loans if the customer dies or is physically disabled.

GROWTH STRATEGIES

  Same-store revenue growth

     We expect to grow our revenue via increases in same-store sales due to growth of the baby boomers segment of the population (See "Industry Outlook" near the beginning of this Item 1).

  New-store revenue growth

     A significant part of our growth strategy is focused on capitalizing on consolidation opportunities available in the highly fragmented RV industry by opening additional dealership locations and implementing our operating strategies consistently across a growing dealership network. Until recently, our strategy focused on acquiring additional dealers and improving their performance and profitability through the implementation of our operating strategies.

  Strategic acquisitions

     In executing on our growth-through-acquisition strategy, our acquisition focus was in the following areas:

     1. Well-established RV dealers in geographic markets not currently served by our operating subsidiaries, particularly in areas with strong demographics;

     2. Dealers that, while located in attractive geographic markets, were not able to realize favorable market share or profitability and could benefit from our systems and operating strategies; and

     3.   Dealers in the markets where we currently  operate when  operating and
          marketing   efficiencies   could  be  obtained  by  the   addition  of
          dealerships.

     We also sought to expand our range of product lines and our market penetration by acquiring dealers that distribute RV product lines that were different than we currently offer. As a result of the considerable industry experience and relationships of our management team, we believe we were well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations. We believe that we are regarded as an attractive acquirer of dealers because of:

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

     We closed the following acquisitions over the last two years as we executed our acquisition strategy:

     COUNTY LINE ACQUISITION. This acquisition was completed on November 11, 1999, when we purchased 100% of the outstanding common stock of County Line Select Cars, Inc. from its shareholders, Armando Alonso and Francisco Alonso. County Line's annual revenue was approximately $70 million prior to the acquisition. The County Line purchase helped us establish a leadership position in Florida by expanding the number of dealerships in Florida from three to seven. The acquisition also strengthened our depth of management. The total purchase price paid to the shareholders for the common stock was $6.5 million, consisting of $5.0 million cash and $1.5 million in notes convertible into Holiday common stock. In addition, we advanced $1.6 million in cash to repay existing loans from the shareholders to County Line. The notes are convertible after two years at a conversion price of $7.50 per share of Holiday common stock. Prior to the acquisition, County Line operated five RV Dealerships in the Florida locations of Clermont, Inverness and Ocala. The product mix for County Line is similar to ours. Both companies sell popularly priced motorhomes and towable RVs.

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

     HALL ENTERPRISES ACQUISITION. On October 31, 2000, we purchased 100% of the outstanding stock of Hall Enterprises, Inc. The total purchase price was $1.3 million and consisted of 300,000 shares of unregistered Holiday common stock. Holiday may be required to pay additional contingent consideration of up to 100,000 shares of Holiday common stock if certain pre-tax earnings levels are achieved in fiscal 2001 and 2002. Hall Enterprises, Inc. consisted of one dealership in Lexington, Kentucky. Hall's annual revenue was approximately $12 million prior to the acquisition. This acquisition expands our Mid-Atlantic dealerships from three to four.

     We also entered into two additional agreements for acquisitions in October 2000. One related to Emerald Coast RV Center, Inc., an independent full-service retailer on the Gulf Coast and the other related to Village RV, Inc., an independent, full-service RV dealership in California. However, because of the changing economic climate and the results of our due diligence investigation of these acquisition candidates, management determined that it would not be in the best interests of Holiday and its stockholders to consummate these transactions. These agreements were subsequently terminated by the mutual agreement of the parties.

     We are currently developing a business strategy that will focus on adding additional dealerships through strategic partnerships or by leasing or purchasing property and building new facilities. We believe that these growth alternatives may prove to be more cost-effective than growth-through-acquisition because the goodwill associated with our prior acquisitions has not proved to contribute greatly to the dealerships' future revenues.

   Number of dealerships

                          Fiscal Year ended October 31,

                               2000           1999            1998          1997          1996
                            ----------    ------------    ------------   ----------    ----------
Open at beginning of year        7              7               8             8             8
Opened during year               -              -               -             -             -
Acquired during year             7              -               -             -             -
Closed during year               -              -               1             -             -
                            ----------    ------------    ------------   ----------    ----------
Open at end of year             14              7               7             8             8

MARKETING

     We launched a national branding strategy in December 1999 to consolidate and rebrand the various operating names of our subsidiaries under the new trade name, Recreation USA. The new trade name better reflects our corporate identity and solidifies our acquisitions under a single, recognizable brand that will be memorable with customers. While we phased in the Recreation USA trade name in fiscal 2000, we operated under multiple trade names, including:

          1.   Recreation USA;
          2. Holiday RV Superstores: the original name used by all dealerships owned by Holiday until October 1999;
          3. County Line RV/Recreation USA: the trade name of the five dealerships acquired in November 1999 as part of the County Line RV acquisition;
          4. Little Valley RV/Recreation USA: the trade name of the two dealerships acquired in March 2000 as part of the Little Valley acquisition; and
          5. Hall's Campers/Recreation USA: the trade name of the dealership acquired in October 2000.

     This strategy capitalized on the "brand name equity" of the acquired dealerships while the Recreation USA trade name was gaining recognition. The rebranding of the existing dealerships to Recreation USA has been completed for acquired dealerships to date, and we intend to continue to use this strategy of a phased in transition when acquiring new dealerships.

ADVERTISING AND PROMOTIONS

     We have a year-round advertising campaign utilizing newspapers, magazines, direct mail, billboards, website and yellow pages. We use national consumer magazines to increase brand awareness and company recognition of our growing network of RV dealerships. On-lot promotions and off-lot consumer shows, organized by trade groups and private companies, supplement the advertising program. We participate in 35 to 40 consumer RV shows and rallies annually, attended by up to 40,000 consumers each. We also promote smaller product shows at RV parks in which we target existing RV owners in our markets. We also promote off-site product shows in connection with well-known mass merchandisers. We use the services of professional advertising and public relations firms to assist in implementing the advertising, promotion and public relations campaign.

E-COMMERCE

     We envision the establishment of a first-class web presence as one of five objectives that comprise the core of our strategic vision. Our presence has continually evolved from its beginnings as a business information site that contained price quote access creating prospective leads, all news releases, and all of Holiday's filings with the SEC. Our first major enhancement was launched in May 1999 as www.RecUSA.com, which upgraded our information site to a business-to-consumer site introducing the industry's first "virtual dealership" online. Using RecUSA.com, consumers can browse through our new and used inventory, receive a trade-in quote, choose financing and insurance, and schedule service for their RV or boat. Purchases through Holiday's Internet sites can be delivered anywhere through Holiday's nationwide locations. RecUSA.com also features an online parts and accessories catalog that allows consumers to purchase RV supplies, camping equipment, housewares, hardware and other accessories online along with special product and service discounts that are only available on the Internet.

     Our web presence is designed to complement our nationwide dealership network by providing one easy access point of information and many geographic points of delivery. Some of our customers conduct research on the Internet before coming into one of our dealerships to finalize this big-ticket decision. We sell RVs to a part of the nearly 15,000 people that visit www.RecUSA.com each month to research our inventory, order parts and accessories and learn more about Recreation USA and the RV experience. We believe we have one of the most comprehensive e-commerce efforts in the industry and expect Internet sales to increase significantly as a result of www.RecUSA.com.

CUSTOMER BASE

     Our customer base demographic characteristics vary from dealership to dealership, but primarily are represented by the following tables.*

           RV Ownership Rates by Age Groups**                           RV Ownership Rates by Income Group**
Age of householder              Percent of Ownership            Income of householder        Percent of Ownership
----------------------------    -----------------------         ------------------------     -----------------------
             18-24                        3.6%                           $15,000-                    3.8%
             25-34                        6.2%                   $15,000 - 24,999                    7.5%
             35-44                        9.4%                   $25,000 - 34,999                    8.9%
             45-54                       12.8%                   $35,000 - 49,999                   13.4%
             55-64                       16.4%                   $50,000 - 74,999                   13.2%
             65-74                       11.6%                           $75,000+                    9.0%
               75+                        5.5%

*We obtained this information from THE RV CONSUMER; A DEMOGRAPHIC PROFILE; A University of Michigan Study, RVIA. The tables summarize findings from the fifth national survey of RV ownership sponsored by RVIA.

**Of the population that falls into this group, this % owns RVs.

     No one customer accounted for more than 10% of our revenues for fiscal 2000 or in prior years. Therefore, we are not dependent on a few major customers, the loss of which would have a material adverse effect on us.

MANUFACTURERS

     We currently market approximately 90 brands of RVs and 13 brands of recreational boats. We purchase approximately 32% of our RVs from Fleetwood Enterprises, Inc., 15% from Winnebago Industries, 15% from Thor Industries, Inc. and the rest from a number of other manufacturers including National RV
Holdings, Inc., SMC Corporation, Western Recreational Vehicles, Inc., Forest River, Inc., Rexall Industries, Inc., Gulfstream Coach, Inc., Bayliner Marine Corporation, Mariah Boats, Inc., and Sea Ray Boats, Inc. In our opinion, the loss of any one brand of new RVs would not materially effect us. However, the loss of all the brands sold by any of the three largest manufacturers, Fleetwood Enterprises, Inc., Winnebago Industries, and Thor Industries, Inc., would have a material effect on our sales. We feel the loss of all brands from any of these three manufacturers to be highly unlikely. Dealer representation decisions for manufactured brands are made at the manufacturers' plants on a brand-by-brand basis, rather than centrally at our corporate headquarters.

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

  Employee Stock Option program

     On October 24, 2000, we announced plans to initiate an incentive stock option plan for our employees. We anticipate awarding approximately 500,000 stock options during the first phase of the incentive program. All employees with more than one year of service will be eligible to receive options. We received authorization for the plan from our stockholders in January 2000, and have reserved three million shares of common stock for the incentive stock options. We will base the number of options employees receive on their responsibilities and roles within the Company.

SEASONALITY

     Although the RV business is a year-round business in our markets, the RV industry in general is seasonal. We have significantly higher sales in the second quarter of our fiscal year, and significantly lower sales in our first and fourth quarters. During slack seasons at a particular retail center, we reduce inventory of both new and used RVs and introduce other cutbacks in operations, reducing the impact of the seasonality on the results of operations. A substantial portion of our expenses are fixed, therefore, operating income tends to be lower in the first and fourth quarters of our fiscal year and higher in the second quarter.

COMPETITION AND BUSINESS RISK

     Based upon statistics supplied by the RVIA, the RV industry in North America includes approximately 3,500 RV dealers and 190 vehicle manufacturers. Competition in the sales of new and used RVs is intense. We compete with a large number of retailers, some of which operate in more than one location, although most of our competitors operate from a single location. We believe we are one of the most competitive RV dealers in the nation, offering approximately 100 brands of new recreation vehicles and new boats, supported by an extensive coast-to-coast service network of facilities that is unique in the industries we serve.

     Significant competitive factors in the RV sales and service industry include vehicle availability, price, service, reliability, quality of service, and convenience. We are of the opinion that we are competitive in all of the factors listed above. Nevertheless, we anticipate that we will continue to face strong competition in the future.

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

REGULATION

     Compliance with federal, state and local laws and regulations, including, without limitation, environmental protection laws, has not had, and is not expected to have, a material effect on capital expenditures, earnings or our competitive position.

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

                 OWNED AND LEASED PROPERTIES USED IN OPERATIONS


                       Approximate       Aproximate
                       Building Size      Premise Size
                       Square Feet           Acres          Landlord/Owner      Approximate location
                      ---------------   --------------     ---------------      --------------------
Retail Operations
-----------------

Owned
  Spartanburg, SC        34,000               20.0          Holiday               Adjacent to Interstate 26
  Clermont, FL           27,148               15.2          Holiday               Adjacent to U.S. Highway 27
  Inverness, FL           5,936                1.5          Holiday               Adjacent to U.S. Highway 44
  Las Cruces, NM         14,000                7.0          Holiday               Adjacent to Interstate 10
  Ocala North, FL         6,856               17.9          Holiday               Adjacent to U.S. Highway 441
  Ocala South, FL         2,774                7.8          Holiday               Adjacent to U.S. Highway 27
  Tampa, FL              13,000                5.2          Holiday               2.5 miles from Interstate 4 & 75

Leased
  Ft. Myers, FL          17,300                3.6          minority shareholder  On Highway 41, 3 miles from city
  Prosperity, WV         62,450                5.5          minority shareholder  Adjacent to Interstate 77
  Roseville, CA          24,000                3.6          3rd party             Adjacent to Interstate 80
  Bakersfield, CA        17,400                6.9          3rd party             Adjacent to State Rd. 99
  Whytheville, VA        11,250                3.0          3rd party             Exit 80 off Interstate 81
  Lexington, KY          20,000                5.0          minority shareholder  2.5 miles from Interstate 75
  Winter Garden, FL      30,000                5.0          3rd party             2.5 miles from Interstate 4

Executive Offices
------------------

Leased
  Ft. Lauderdale, FL      4,500                n/a          3rd party             5 miles from Interstate 95
  Orlando, FL             3,750                n/a          3rd party             .25 mile from the Interstate 4

     Our leases generally provide for initial lease terms ranging from five to ten years with renewals at our option. As current leases expire, we believe that we will be able either to obtain lease renewals if desired for present store locations, or to obtain leases for equivalent or better locations in the same general area.

     The land and buildings of most the facilities we own were subject to mortgages with aggregate balances of approximately $7 million as of October 31, 2000.

     We believe that our facilities are adequate for the foreseeable future for the business carried on at most locations. In fiscal 2000, our former dealership in Greer, South Carolina was relocated to a new facility in Spartanburg, South Carolina. Properties in Bakersfield, Las Cruces, Spartanburg, Clermont, Ocala South, and Ocala North have room for limited expansion.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the Nasdaq National Market under the symbol RVEE. As of February 7, 2001, there were 432 holders of record and approximately 1,469 beneficial stockholders of our common stock.

     The table below gives the market high and low closing sale prices of our common stock for the quarters in the fiscal years ended October 31, 2000 and 1999, as reported on the Nasdaq National Market.

                                  MARKET PRICE

                                               2000                                       1999
                               ------------------------------------      -------------------------------------
 Quarter Ended                     High                  Low                  High                  Low
--------------------------     -------------        ---------------      ---------------       ---------------
January 31                        7.1250               3.6250               2.4375                2.0313
April 30                          6.7500               4.0000               4.0000                2.1250
July 31                           5.5000               3.6250               4.5625                3.0625
October 31                        5.0937               3.8175               5.6563                3.5000


     We have never declared or paid cash dividends on our common stock, and we do not currently intend to pay cash dividends in the foreseeable future. Earnings and other cash resources will continue to be used in the expansion of our business.

     In connection with Holiday's acquisition of County Line Select Cars, Inc., Holiday issued and sold convertible promissory notes convertible at the holders' options into shares of common stock of Holiday. The notes were issued to the stockholders of County Line. In exchange for the notes, among other consideration, Holiday received all of the outstanding shares of common stock of County Line. The notes were converted into 412,000 shares of common stock of Holiday at a price per share of $3.05 and a merchandise credit of an aggregate of $60,000. The issuance of the notes and the common stock issued upon conversion of the notes were exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) as a transaction not involving a public offering. The two County Line stockholders represented their intention to acquire the securities for investment only and not with a view to distribute the securities to the public. Appropriate legends were affixed to the notes and the certificates representing the common stock issued upon conversion of the notes. The County Line stockholders had access to sufficient information about Holiday to make an informed decision.

     In connection with Holiday's acquisition of Little Valley Auto and RV Sales, Inc., Holiday issued and sold convertible promissory notes convertible at the holders' option into shares of common stock of Holiday. The notes were issued to the stockholders of Little Valley. In exchange for the notes, among other consideration, Holiday received all of the outstanding shares of common stock of Little Valley at a price per share of $2.88. The issuance of the notes and the common stock issued upon conversion of the notes were exempt from registration under the Act in reliance on Section 4(2) as a transaction not involving a public offering. The two Little Valley stockholders represented their intention to acquire the securities for investment only and not with a view to distribute the securities to the public. Appropriate legends were affixed to the notes and the certificates representing the common stock issued upon conversion of the notes. The Little Valley stockholders had access to sufficient information about Holiday to make an informed decision.

     On October 31, 2000, Holiday issued 300,000 shares of unregistered common stock in connection with the acquisition of Hall Enterprises, Inc. The common stock was issued to the stockholders of Hall Enterprises in exchange for all of the outstanding shares of Hall Enterprises. The issuance of the common stock was made in reliance on Section 4(2) as a transaction not involving a public offering. Appropriate legends were affixed to the certificates representing the shares of common stock. The stockholders of Hall Enterprises had access to sufficient information about Holiday to make an informed decision.

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
                                                       =========    =========    =========    =========    =========

                                                                      As of October 31 (1)
                                                     (in thousands, except per share and operating data)
SELECTED BALANCE SHEET DATA:
                                                   2000(3)       1999         1998          1997         1996(2)
                                                  -------      -------       -------       -------       -------
     Working capital...........................   $ 9,025      $14,886       $13,381       $11,932       $10,449
     Inventories...............................    59,982       28,756        23,952        20,713        23,171
     Total assets..............................    90,186       45,735        37,740        33,979        34,411
     Floor plan contracts......................    53,884       23,673        18,083        15,805        17,504
     Long term debt............................    11,691          156           221           286           346
     Total liabilities.........................    71,808       26,111        20,232        17,796        19,639
     Total stockholders' equity................    18,378       19,623        17,508        16,183        14,773
     Tangible net worth........................    10,657       19,503        17,319        15,925        14,446
     Book value per common share...............      2.42         2.72          2.40          2.17          1.99

OPERATING DATA

                                                   2000(3)       1999         1998          1997         1996(2)
                                                  -------      -------       -------       -------       -------
     Number of dealerships.....................        14            7             7             8             8
     Number of RVs and boats sold..............     4,199        2,404         2,380         2,565         2,954
-------------------------------------------------------------------------------

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

     Any forward-looking statement that we make or is made on our behalf is subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors described below. Although we have attempted to list the factors we believe to be important to our business, other factors may prove to be important in affecting our operating results. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements.

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

     Our growth depends primarily on our ability to open new stores. Our primary acquisition focus in fiscal 2000 was on acquiring well-established RV and marine dealers with strong leadership roles in key geographic markets with strong demographics and improving their performance and profitability through the implementation of our operating strategies. Our current primary growth strategy is focused on adding new dealerships through the lease or purchase of property in key geographic markets and building new facilities. We also consider opportunities within our existing markets when operating and marketing efficiencies can be obtained by the addition of more dealerships. We may expand our range of product lines and our market penetration by acquiring dealers that distribute RV product lines different from those currently offered by us or by adding those lines to new or existing dealerships.

     Growth, whether through acquisition or through opening of new dealership locations, has a significant effect on our operating results and financial position and can cause substantial fluctuations in our quarterly and yearly operating results. We have accounted for all of our acquisitions using the purchase method of accounting and, as a result, have not included in our financial statements the results of operations of the acquired companies prior to the dates we acquired them. Any goodwill of an acquisition is amortized over a 20-year period.

     In the future, we intend to make acquisitions or grow them through the opening of new locations depending upon, among other things, the availability of suitable opportunities and locations and our ability to finance these transactions. Our success in these transactions will depend on our financial strength at the time of the transaction, our ability to hire and retain qualified employees and our ability to identify markets in which we can successfully sell our products. In addition, once we identify a store or location that meets our criteria, our success will depend, in the case of acquisitions, on our ability to sell the store's remaining inventory and to convert the store to a Recreation USA store, and in all cases our success will depend on our ability to attract new customers to the store or location after the conversion or opening. Our inability to meet our planned growth potential will adversely impact our business, operating results and financial condition.

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

     Management envisions the establishment of a first-class web presence as one of five objectives that comprise the core of our strategic vision. Our presence has continually evolved from its beginnings as www.holidayrv.com, a business information site that contained price quote access creating prospective leads, all news releases, and all of Holiday's filings with the SEC. Our first major enhancement was launched in May 1999 as www.RecUSA.com, which upgraded our information site to a business-to-consumer site introducing the industry's first "virtual dealership" online. Using RecUSA.com, consumers can browse through our new and used inventory, receive a trade-in quote, choose financing, insurance, and schedule service for their RV or boat. Purchases through Holiday's Internet sites can be delivered anywhere through Holiday's nationwide locations. RecUSA.com also features an online parts and accessories catalog that allows consumers to purchase RV supplies, camping equipment, houseware, hardware and other accessories online along with special product and service discounts that are only available on the Internet. We believe Holiday has one of the most comprehensive e-commerce efforts in the industry and expect Internet sales to increase significantly as a result of www.RecUSA.com.

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


     Results of operations for fiscal 2000 compared to fiscal 1999

     SALES AND SERVICE REVENUE increased 87% to $152.4 million in fiscal 2000 from $81.4 million in fiscal 1999, primarily due to revenue from the newly acquired dealerships in fiscal 2000. Of the increase, $66.7 million, or 94%, was from the newly acquired County Line and Little Valley dealerships. In spite of the negative impact of higher interest rates, increasing fuel prices and a declining stock market on customer traffic starting in the first quarter of fiscal 2000, we were able to increase comparable store (stores owned both periods) sales by 6%, or $4.3 million. We continue to respond to these market conditions with a concentrated focus on aggressive promotions, improved product mix, improved stocking levels, and improved service. On a pro forma comparable basis (all stores for the comparable periods) sales and service revenue decreased by approximately $338,000 or 0.2%.

     We expect revenue to increase significantly in fiscal 2001, primarily due to our expansion.

     We expect our same store sales to fluctuate from the impact of:

     1.   Changes in competition within each market we operate;
     2.   Movement in interest rates;
     3. General market conditions in the areas in which our stores are located;
     4. Our acquisition of new dealerships in the same general market of our existing dealerships; and
     5.   The risk factors set forth below.

     Coming off a record-setting 1999, RV industry analysts predicted that sales would increase 3% to 4% during 2000, yet industry shipments for the first 11 months of the year show the entire sector was down about 5.3 percent. Motorhomes, which led sales growth during 1999, declined nearly 14 percent. Higher interest rates, increasing fuel prices and a declining stock market dampened consumer confidence in 2000.

     Although we expect our existing stores to have sales growth and to remain profitable, we expect most of our sales growth to come from newly added store locations. However, we may not be able to continue to grow or purchase new store locations at a sufficiently rapid pace or on terms and conditions favorable to us.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) increased 143%, or $14.7 million in fiscal 2000 to $25.0 million from $10.3 million in fiscal 1999, primarily due to $10.2 million in SG&A for the newly acquired dealerships. Approximately $3.2 million of the increase was due to expenses associated with
(1) building an infrastructure for our current and future expansion, (2) acquisition related expenses and (3) improving stockholder communications. Expenses to promote the new trade name "Recreation USA" and the relocation of two dealerships also impacted SG&A. We expect the infrastructure building and the acquisition related types of expense to continue but these expenses will have a significantly lower impact in the future on total SG&A as revenue from acquisitions increases and the integration of acquired businesses are completed.

     Loss from operations in fiscal 2000 was $39,000. This was $3.8 million less than the $3.7 million income from operations earned in fiscal 1999. This was primarily the result of the activities described above, including costs associated with expanding our infrastructure, acquisition related expenses and improving stockholder communications. Operating income as a percent of revenue decreased to 0.0% from 4.6%.

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

 Results of operations for fiscal 1999 compared to fiscal 1998

     SALES AND SERVICE REVENUE increased 9.6% to $81.4 million in fiscal 1999 from $74.3 million in fiscal 1998, primarily due to a 12% increase in the average selling price of new vehicles. We experienced a continued trend from fiscal 1998 as a result of which we focused on increasing the sale of higher priced motorhomes and boats, targeting diesel motorhomes as having greater potential higher dollar gross profits. We believe the diesel market will continue to grow and offer opportunity to increase revenue. On a same store basis, without the Atlanta dealership, which was sold in December 1998, sales and service revenue increased 13.4%. Parts and service revenue, without Atlanta, was the same.

     COST OF SALES AND SERVICE as a percentage of revenue increased to 80.8% in fiscal 1999 from 82.2% in fiscal 1998.

     GROSS PROFIT increased 6.3% to $14.0 million in fiscal 1999 from $13.2 million in fiscal 1998. As a percentage of revenue, gross profit decreased to 17.2% from 17.8%. This decline was primarily due to the amount of gross profit contributed by parts and service to our total gross profit, which typically have a gross profit of 46% and 48%, and an increase in the gross profit contributed by agency commissions, and new and used sales, which typically, in the aggregate, have a gross profit of 13% to 14%. Agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represented 77% of our total gross profit, compared to 72% in the prior year. Agency commissions, alone, represented 17% of our total gross profit compared to 18% in the prior year. In both years, agency commissions and gross profit from the sale of new and used vehicles and boats, in the aggregate, represent the majority of our gross profit.

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

     INTEREST INCOME increased 7% to $555,000 in fiscal 1999 from $517,000 in fiscal 1998. Interest expense decreased 17% to $1.1 million from $1.4 million, due to fees received in connection with the floor plan arrangement in fiscal 1999 not received in fiscal 1998.

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

     Basic and diluted earnings per share were $.30 in fiscal 1999 compared to $.23 in fiscal 1998.

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

     CASH FLOWS FROM OPERATIONS. During the fiscal year ended October 31, 2000, our cash flows continued to increase reflecting the activities of the County Line acquisition and the Little Valley acquisition. However, net cash of $497,000 was used by operating activities in fiscal 2000, compared to positive cash flows from operations of $2.2 million in the prior year, primarily due to a decrease in operating income. Increases in inventories of $1.5 million were primarily financed by increased floor plan contracts of $3.7 million.

     CASH FLOWS FROM INVESTING. Investing activities used a net of $6.9 million cash, $6.2 million to purchase dealerships, and $3.4 million for purchase of property, plant and equipment, primarily for building the relocated Spartanburg, South Carolina dealership. The sale and leaseback of the Bakersfield dealership facility provided $2.1 million in cash. Capital expenditures for property and equipment, not including amounts for business acquisitions, are expected to be approximately $700,000 in fiscal 2001.

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

     We intend to continue the use of common stock as currency for acquisitions, either by initial payment or by issuing debt convertible into common stock, as one form of partial payment for acquisitions.

     During the next 12 months it may be necessary to issue additional common stock, additional debt convertible into common stock, or preferred stock that could be converted into common stock, to fund our expansion.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in Holiday's fiscal year 2001. Holiday does not expect the adoption of SAB 101 to have a material effect on Holiday's financial statements.

RISK FACTORS

Our independent certified public accountants doubt our ability to continue as a going concern.

     Our financial statements for the years ended October 31, 2000 and 1999 were audited by our independent certified public accountants. Their report states that the financial statements were prepared assuming we will continue as a going concern although we incurred a significant net loss in fiscal 2000 and have net outflows from operations that may require funding, which we may not be able to obtain. These circumstances raise substantial doubts about our ability to continue as a going concern.

Our ability to continue as a going concern depends on obtaining sufficient floor plan financing.

     If we do not have adequate floor plan financing, we will not be able to meet our business objectives and we will not generate the cash flow necessary to sustain our operations. The floor plan financing arrangement with our primary lender was terminated in January 2001. Our new agreement has a lower borrowing limit and higher interest rates. Another provider is no longer providing floor plan financing to recreational vehicle dealers. If our floor plan sources of funding through additional loans, the sale of equity or assets. If these sources do not provide adequate funding, we may have to reduce our inventory, close or sell retail stores, sell real estate or seek bankruptcy protection. The lack of sufficient floor plan financing, in addition to significant net losses, raises substantial doubt about our ability to continue as a going concern.

Our recently implemented initiatives and strategies to achieve profitability may not be successful.

     We are currently working on several initiatives and strategies to return to profitability. The desired results of these strategies must be achieved if we are to continue as a going concern. Beginning in the second quarter of fiscal

2001, we made significant changes in our senior management team. The new team substantially completed an overall restructuring focused on reducing corporate and operational expenses and increasing our gross profit. We began to realize the results of the restructuring late in the second quarter of fiscal 2001. The restructuring initiative also focused on inventory management issues to significantly reduce our overall inventory level, shift inventory mix at the retail centers based on their respective markets, and lower our days supply. Our initiatives and strategies also include raising additional capital to meet operational growth and expansion needs over the next two years. We are currently evaluating our options by actively working with investment bankers and the private capital market. Our restructuring initiatives will continue through the remainder of fiscal year 2001. We must achieve and sustain profitability through these or other strategies to continue our business.

Our substantial indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

     We have a significant amount of debt. Our growth strategy may require us to secure significant additional financing. Our future capital requirements will depend upon the size, timing and structure of future acquisitions or strategic partnerships and our available working capital. Our large amount of indebtedness could adversely affect our business because:

     o Much of our cash flow from operations may be needed to meet our debt obligations and would not be available for other uses.

     o Our ability to obtain additional financing for working capital, capital expenditures or other reasons may be limited.

     We could be more vulnerable if there is a downturn in our operating results, or in economic conditions or if interest rates increase.

     Our ability to make payments on our indebtedness depends on our ability to generate cash flow in the future. If our cash flow from operations is insufficient to meet our debt service requirements, we will need to refinance or obtain additional financing or dispose of assets. In addition, our credit arrangements generally contain financial and operational covenants and other restrictions with which we must comply.

We may not be able to obtain adequate financing when necessary.

     We were required to replace our floor plan financing arrangement in January 2001. This reduced our prior borrowing levels, increased our financing costs and added other financial covenants. We renegotiated some of the terms of the new arrangement in March 2001. Although as part of that renegotiation the lender waived our failure to comply with new financial covenants as of April 30, 2001, we may not meet those covenants in the future. The reduced financing line also forced us to seek other sources of floor plan financing. Our failure to achieve required financial and other covenants or to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our business, financial condition, results of operations and prospects since we rely on such financing to obtain the inventory levels necessary to support our business plan. Adequate financing may not be available if and when we need it or may not be available on acceptable terms.


General economic conditions and interest rate increases could cause our sales to decline.

     Our sales are affected by general economic conditions, including consumer confidence, employment rates, prevailing interest rates, inflation, and other economic conditions affecting consumer attitudes and disposable consumer income generally. Weakness in the economy and volatility or declines in the stock market could have an adverse effect on our business if consumers make fewer discretionary purchases as a result. Increases in consumer interest rates could cause a drop in sales because most of our customers finance their purchases. Furthermore, a general increase in commercial interest rates would increase the rates we pay on our floor plan contracts, which would decrease our operating income.

The seasonality of our business may result in a net loss.

     To avoid a net loss for the year, we must generate sufficient sales during the quarters ending April 30 and July 31 to offset slower sales in the off-season. Because of the difference in sales in the warm spring and summer months versus the cold fall and winter months, if our sales in the months of February through July are significantly lower than we expect, we may not earn profits or we may lose money and have a net loss. Our business, and the recreational vehicle industry in general, is seasonal. Our strongest sales period begins in January when many recreation vehicle shows are held. Strong sales demand continues through the summer months. Approximately 30% of our average annual net sales over the last three years, occurred in the quarter ending April 30. With the exception of our store locations in Florida, our sales are generally much lower in the quarter ending January 31.

Our growth depends primarily on our ability to open new stores and enter into strategic partnerships.

     Our ability to meet our planned growth potential depends upon, among other things, the availability of suitable locations and our ability to finance the purchase of real estate and build out of the dealership. Our success in these acquisitions, partnerships and new locations depends on our financial strength at the time of acquisition, our ability to hire and retain qualified employees and our ability to identify markets in which we can successfully sell our products.

     We intend to grow, primarily through opening new recreation vehicle dealerships and entering into strategic partnerships. In fiscal year 2000, we acquired a total of nine new dealerships. Our success at these stores depends on our ability to sell the store's remaining inventory, to convert the store to a Recreation USA store and to attract new customers to the store after the conversion. Our revenues in fiscal year 2000 increased 87% primarily due to these acquisitions. Our comparable store sales (which are sales in stores that are open in the same location for two consecutive years) increased 13.4% in fiscal 1999 and 6% in fiscal 2000. We expect our comparable store sales to fluctuate from the impact of:

     o    changes in competition within each market in which we operate;

     o    the movement in interest rates; and

     o the general market conditions in the areas in which our stores are located.

     If suitable dealership locations or acceptable financing are not available, we will not achieve the growth necessary to increase our revenues.

Our success depends on how well we manage our growth.

     We have recently underwent a period of rapid growth through acquisitions. Integrating the new business with our existing operations has already imposed significant difficulties on our ability to manage inventory and staffing requirements in multiple locations nationwide. Our inability to accurately predict inventory or staffing requirements may cause us to lose potential sales opportunities if we do not have the products our customers want or the staff to meet potential customers' needs. In addition, over-staffing or an overabundance of inventory would increase our cost of sales and reduce our income from operations. In addition, our growth will impose substantial added responsibilities on our existing senior management, including the need to identify, recruit and integrate new senior level managers. This diversion of management resources may limit our ability to implement or to effectively oversee our growth and operating strategies.

We rely on several key manufacturers for almost all of our inventory purchases.

     Our success depends, to a significant extent, on continued relationships with two major manufacturers from whom we purchase approximately 46% of our new products. Cancellation or modification of the dealer agreements with these two manufacturers could have a material adverse effect on our revenues by limiting the availability of desirable products. Dealer representation decisions for manufacturer brands are made at the manufacturers' plants on a brand-by-brand basis, rather than centrally at each respective manufacturers' corporate headquarters. We currently purchase over 70 brands of RVs and boats from over 15 manufacturers. The loss of a significant number of brands would reduce our competitiveness thereby decreasing our potential sales.

If we do not respond effectively to the significant competition we face our sales may decline.

     We rely heavily on RV shows to generate sales. If we are limited in or prevented from participating in RV shows in our target markets, we may not generate sufficient sales to achieve profitability. We compete generally with other businesses trying to sell discretionary consumer products and with other recreation vehicle dealers for customers, quality products, store locations and RV show space.

     We compete primarily with single-and multiple-location RV dealers on the basis of quality, products available, pricing and value and customer service. We also compete with national specialty RV stores, catalog retailers, sporting good stores and mass merchants, especially with respect to parts and accessories. Some of our competitors, especially those that sell RV accessories, are large national or regional chains that have substantially greater financial, marketing and other resources than we do. Our ability to compete effectively depends on our ability to maintain high-quality products or services at prices generally equal to or lower than those of our competitors. If we are unable to do so, we may not generate the revenues necessary to maintain our business.

We may issue additional securities in connection with acquisitions or raising working capital that may dilute our current stockholders and impact our earnings per share.

     If we finance future acquisitions or raise working capital in whole or in part through the issuance of common stock or debt instruments convertible into our common stock, our existing stockholders could experience dilution. Our earnings per share could also be impacted by the issuance of additional shares of capital stock in connection with those acquisitions.

To achieve our growth strategy we must obtain and maintain adequate financing and capital.

     Our growth strategies depends upon our ability to obtain adequate financing and capital to purchase dealership locations and enter into strategic partnerships. Financing must be obtained for the floor plan of new and used vehicles, purchase (or purchase and lease-back) of real properties for dealership operations, acquisition of common stock from selling stockholders, working capital and other capital needs. If we are unable to obtain adequate financing on suitable terms, our growth may be slower than expected and our operating results and financial condition will not be sufficient to achieve profitability.

Much of our income is from financing, insurance and extended service contracts, which depends on third-party lenders and insurance companies.

     A substantial part of our gross profit comes from the fees we receive from banks and other lending companies. We help our customers obtain financing by referring them to certain banks that have offered to provide financing for RV purchases. The bank or other lending company pays us a fee for each loan they provide as a result of our referral. If the lenders we arrange financing through lend to our customers directly rather than through us, we would not receive a referral fee. In addition, the lenders we currently refer customers to may change the criteria or terms they use to make loan decisions, which could reduce the number of customers that we can refer. Our customers may also use the Internet or other electronic methods to find financing alternatives. If any of these events occur, we would lose a significant portion of our income and profit.

     In addition, we generally offer our customers (1) a service contract that provides additional warranty coverage on their RV or some of its parts after the manufacturer's original warranty expires, and (2) various types of insurance policies that will provide money to pay a customer's RV loan if the customer dies or is physically disabled. We sell these products as a broker for unrelated companies that specialize in these types of coverage, and we receive a fee for each product that we sell. Agency commission fees account for approximately 22% of our total gross profit. If our customers obtain these policies directly from the insurers, our revenues could decline.

If our products are defective, we could be sued.

     Because we sell, service and custom package RVs, motors and other RV equipment, we may be exposed to lawsuits for personal injury and property damage if any of our products are defective and cause personal injuries or property damage. Manufacturers that we purchase products from generally maintain product and general liability insurance and we carry third-party product liability insurance. If a situation arises in which a claim is not covered under our insurance policy or is covered under our policy but exceeds the policy limits, it could have a significant and material adverse effect on our financial condition.

The possible volatility of our stock price may hinder our ability to raise additional capital or make future acquisitions.

     If the value of our common stock is too low, we may not be able to raise additional capital for real estate purchases or capital expenditures through sales of our common stock. The price of our common stock may be highly volatile for several reasons, including (1) a limited number of shares of our stock are publicly traded, (2) the quarterly variations in our operating results may result in the increase or decrease of our stock price and (3) independent parties may release information regarding pending legislation, analysts' estimates or general economic or market conditions that negatively effect the price of our stock. Also, the demand and the market performance of small capitalization stocks may affect our stock price. Any of these situations may have a significant effect on the price of our common stock or our ability to raise additional capital.

Turnover of managerial personnel at several of our centers could have a material adverse effect on our sales and profitability.

     We are highly dependent upon each dealership's management for the on-going operations of that dealership. All of our revenue and most of our income is from retail sales and service that are geographically widespread throughout the continental U.S. This geographic diversity makes it difficult for our top management to have a presence in all the locations on a regular basis. Turnover of managerial personnel at any dealership usually has an adverse effect on the sales and profitability at that location.

Significant changes in the pricing and availability of fuel could cause a decline in sales.

     Our business is automotive in nature and depends upon ample supplies of fuel at reasonable costs. Significant increases in the price of gasoline or decreases in availability could result in fewer consumers purchasing RVs and/or boats.

Our operations are subject to extensive regulation, supervision and licensing under various federal, state, and local statutes and ordinances.

     The adoption of more stringent statutes and regulations, changes in the interpretation of existing statutes and regulations or our entrance into jurisdictions with more stringent regulatory requirements could curtail some of our operations. It could also deny us the opportunity to operate in certain locations or restrict products or services offered by us. Various federal, state and local regulatory agencies, including the Occupational Safety and Health Administration, the United States Environmental Protection Agency and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities and other operations with respect to matters such as consumer protection, workers' safety and laws regarding protection of the environment, including air, water and soil. The failure to maintain all requisite licenses and permits and comply with all applicable federal, state and local regulations, requisite licenses and permits could limit our ability to operate out business.

     As with vehicle dealerships generally, and parts and service operations in particular, our business involves the use, handling, storage and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, diesel fuels and other chemicals.

     Accordingly,  we are  subject to  regulation  by  federal,  state and local authorities establishing requirements for the use, management, handling and disposal of these materials and health and environmental quality standards. We are also subject to laws, ordinances and regulations governing investigation and remediation of contamination at facilities we operate to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal. Noncompliance with or changes to these requirements could limit our ability to operate our business.

     Soil contamination has been known to exist at certain properties owned or leased by us. We have also been required and may in the future be required to remedy soil contamination or remove aboveground and underground storage tanks containing hazardous substances or wastes.

     Our customers and potential customers are subject to federal, state and local statutes, ordinances and regulations regarding the ownership of recreation vehicles and boats. The adoption of more stringent statutes, ordinances and regulations effecting the consumer ownership of recreation vehicles or boats, could limit our ability to sell our products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     FOREIGN EXCHANGE. To date, our revenue from operations has exclusively been denominated in United States dollars. The RV and boat products that we have sold to date have been priced in United States dollars and all of our sales in the fiscal years 2000, 1999 and 1998, have been denominated in United States dollars. In the future, we may acquire RV or boat products that are priced in currencies other than United States dollars and we may expand sales operations outside the United States. If either of these events occurs, fluctuations in the values of the respective currencies in which we purchase or sell could adversely affect us. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results. In the event we conduct transactions in currencies other than the United States dollar, we intend to carefully evaluate our currency management policies. If we deem it appropriate, we may consider hedging a portion of any currency exposure in the future.

     INTEREST RATES. We invest our surplus cash in financial instruments consisting principally of overnight bank repurchase agreements with fixed rates of interest. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Our overnight repurchase investments have some of the characteristics of floating rate securities, since the rates are subject to change each business day. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. If in the future we invest in longer term fixed rate investments, we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates. We have variable rate floor plan notes payable and other bank borrowings that subject us to market risk exposure. At October 31, 2000, we had a maximum of $70.9 million available under such plans with $53.9 million outstanding and weighted-average interest rates ranging from 8.14% to 8.79%. During fiscal 2000, the maximum outstanding at any month end was $58.2 million and an average of $51.9 million was outstanding for the fiscal year. A hypothetical increase or decrease in the floor plan interest of 10% would impact operations by approximately $400,000. This is based on the assumption that our inventory and debt levels remain the same. If we reduce our inventory and debt levels, the market risk associated with such an increase or decrease would not be material.

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Executive Officers and Directors

                  Name                        Age           Positions (period of service)
---------------------------------------   -----------       ------------------------------------------
Michael S. Riley.......................       47            Chairman of the Board, Director (since July 1999)
Ronald G. Huneycutt....................       57            President and Chief Executive Officer and Director (since November 1999)
Armando Alonso.........................       58            Senior Vice President
James Teeter...........................       43            Director of Operations
David A. Kamm..........................       63            Director (since July 1999)
David J. Doerge........................       48            Director (since July 1999)
William E. Curtis......................       41            Director (since July 1999)
Lee B. Sanders.........................       40            Director (since June 2000)
Lee A. Iacocca.........................       77            Director (since June 2000)
Paula M. Ouellette.....................       51            Vice President - Human Resources

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

  Ronald G. Huneycutt

     Mr. Huneycutt was appointed a director of Holiday in July 1999, secretary in August 1999 and chief executive officer and president in February 2000. Mr. Huneycutt resigned in January 2001. Mr. Huneycutt has served as the chief financial officer and a director of publicly traded Atlas Healthcare, Inc., a Miami-based holding company for healthcare-related companies, since 1998. From May 1998 to November 1998, Mr. Huneycutt served as a consultant and chief financial officer to Coordinated Care Solutions, Inc. in Coral Springs, Florida. Prior to that, Mr. Huneycutt worked at a number of healthcare companies in financial positions, including Hospital Staffing Services--vice president of finance and chief financial officer, 1996 to 1998; Neonatology Certified, Inc.--vice president of finance and business development, 1993 to 1996; and Surgicare America, Inc.--vice president of finance, 1991 to 1992. Prior to these positions, Mr. Huneycutt was a partner and spent 17 years at Coopers & Lybrand (now PricewaterhouseCoopers, LLP), in Miami, Florida. Mr. Huneycutt received his B.S. in Commerce from the University of Virginia and is a certified public accountant.

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

  David A. Kamm

     Mr. Kamm has been a director of Holiday since May 1999. He is a registered Investment Advisor Representative with Raymond James and Associates in Ft. Myers, Florida. He obtained a B.S. in electrical engineering from the University of Illinois and an M.B.A. from Michigan State University. Mr. Kamm has been in the investment business since 1970 and joined his present employer in 1977. For the last 18 years he has published a weekly column running in numerous newspapers across the State of Florida entitled "Take Stock in Florida."

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

  William E. Curtis

     Mr. Curtis was appointed a director of Holiday in July 1999. Mr. Curtis currently is a director and founder of Curtis Holdings, Inc., which provides investment banking services. Mr. Curtis served as the Midwestern senior vice president of Coast Business Credit from July 1999 to September 2000. Prior to joining Coast, Mr. Curtis provided investment banking and financial advisory services through A.B.C. Solution, Inc., where he has served from July 1996 to the present. Prior to forming A.B.C. in 1996, Mr. Curtis served in various asset-based lending capacities with Allstate Financial Corporation--October 1994 to July 1996--and Great Western Financial Services--March 1992 to October 1994.

  Lee B. Sanders

     Mr. Sanders has been a director of Holiday since May 2000. Since 1998, Mr. Sanders served as a director of travelbyus.com, Ltd. (Nasdaq: TRIP). From its inception in 1995 until its merger agreement with travelbyus.com, Ltd. in 2000 to form travelbyus, Inc., Mr. Sanders also served as chairman of the board of Aviation Group, Inc., a manufacturing, overhaul, services and distribution company to airlines all over the world. Mr. Sanders also served as chief executive officer of Aviation Group since 1996. Mr. Sanders is a graduate of the University of Tennessee, earning a Bachelors Degree in Business. Mr. Sanders has served as President of Dallas County Young Republicans and has been honored by being appointed an admiral in the Texas Navy by the Governor of Texas. Mr. Sanders was also named Honored Professional by Who's Who of American Business Executives in its 1998-1999 edition.

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

  Paula M. Ouellete

     Ms. Ouellette has served Holiday since 1989 in a variety of human resources and administrative functions. She was appointed vice president of human resources in 1997. She currently heads Holiday's labor relations, recruiting, benefits administration and labor law compliance efforts at the corporate level, while also overseeing human resources at each of Holiday's dealership locations. Ms. Ouellette joined Holiday from a Rhode Island-based supermarket chain, where she served as office manager and in various customer service manager positions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Holiday's officers and directors and persons who beneficially own more than 10% of Holiday's common stock to file reports of ownership and changes in ownership with the SEC and Nasdaq. Reporting persons are required by SEC regulations to furnish Holiday with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms received or written representations from persons subject to the reporting requirements of Section 16(a), we believe that, with respect to the fiscal year ended October 31, 2000, all reporting persons complied with all applicable filing requirements of Section 16(a), except for: William E. Curtis, who filed six Forms 4 late that involved twenty-five transactions in total; Recreational Holdings, Inc. and Michael S. Riley, each of whom filed one Form 4 late that involved six transactions; Armando Alonso, who filed one Form 4 late that involved one transaction; William
E. Curtis, David J. Doerge, Lee B. Sanders, David Kamm and Lee A. Iacocca each of whom filed a late Form 5 reporting one stock option grant transaction; and Gary Rodney who filed a Form 3 late upon being appointed an executive officer of Holiday.

ITEM 11.    EXECUTIVE COMPENSATION

     The following tables and discussion summarize the compensation of the chief executive officer and each of the four other most highly compensated executive officers whose annual salary and bonus in fiscal 2000 exceeded $100,000.

                                         Summary Compensation Table

                                                                                          Long-Term Compensation
                                                                                  ---------------------------------------
                                       Annual Compensation
                     ---------------------------------------------------------    --------------------------------------
Name and                                                           Other         Restricted
Principal             Fiscal                                       Annual           Stock         Stock
Position              Year        Salary($)       Bonus($)     Compensation ($)  Awards ($)      Options (#)    Other ($)
------------------    -------    ------------     ---------     --------------    -----------     ---------    ----------
Michael S. Riley
   Chairman of         2000        $ 204,711            --          --               --           100,000             --
  the Board            1999         $ 31,673            --          --               --           125,000             --

Ronald G.
  Huneycutt,           2000         $204,326            --          --               --           100,000             --
  CEO (since           1999          $26,500            --          --               --           125,000             --
  February 2000)
  and President
 Armando Alonso,       2000         $117,023       $54,006          --               --            10,000             --
   Senior Vice         1999               --            --          --               --            38,000             --
   President
 W. Hardee
   McAlhaney,          2000         $148,095            --          --               --              --         $171,000
   CEO (from           1999         $102,639       $88,128          --               --              --             $597
   June 1999 -         1998          $77,997       $75,102          --               --              --             $597
   February 2000),
   CFO and Vice
   President
 James Teeter,         2000         $122,145       $56,298          --               --           100,000        $29,750
   Director of
   Operations

     Messrs.  Riley and Huneycutt  joined  Holiday  during fiscal 1999.  Messrs.
Alonso and Teeter joined Holiday in fiscal 2000. The salary figures include contributions by Holiday pursuant to an employee benefit plan established under
Section 401(k) of the Internal Revenue Code in the amounts of $12,666, $10,507 and $9,186 for Mr. McAlhaney for fiscal 2000, 1999 and 1998, respectively. Mr. McAlhaney's bonuses in fiscal 1999 and 1998 were based on Holiday's net income before taxes. The other compensation payable to Mr. McAlhaney included a $597 payment of a part of the premium on a term life insurance policy for Mr. McAlhaney whose sole beneficiary is designated by Mr. McAlhaney. The policy has no cash surrender value provisions. The other compensation payable to Mr. McAlhaney for fiscal 2000 included $171,000 which consisted of the sale of 100,000 shares sold back to Holiday. Mr. Teeter's other compensation for fiscal 2000 included $29,750 for moving expenses.

  Option Grants in Fiscal 2000

     The following table sets forth information concerning stock option grants made during the fiscal year ended October 31, 2000, to the individuals named in the Summary Compensation Table. There were no grants of stock appreciation rights, or SARs, during the year.


                                                                                                Potential realizable value
                                                                                                at assumed annual rates of
                                                                                                 stock price appreciation
                                                                                                      for option term
                              Individual grants
------------------------------------------------------------------------------- --------------- ----------------------------
                               Number of         Percent of
                               securities        total options/      Exercise
                               underlying        SARs granted         or base
                                options          to employees          price        Expiration
Name                          granted (#)        in fiscal year       ($/sh)           Date           5% ($)         10%($)
--------------------------    -------------     ---------------    ------------    ------------    -----------    -----------
Michael S. Riley......            90,000             7.5%             $5.87           1/25/10      $ 332,245      $ 841,974
                                  10,000             0.8%            $4.525           9/15/10      $  28,457      $  72,117
Ronald G. Huneycutt...            90,000             7.5%             $5.87           1/25/10      $ 332,245      $ 841,974
                                  10,000             0.8%            $4.525           9/15/10      $  28,457      $  72,117
James Teeter..........           100,000             8.4%             $4.75           5/01/10      $ 298,725      $ 757,028
Armando Alonso........            10,000             0.8%            $4.875           5/11/10      $  30,659      $  77,695

  Option Exercises in Fiscal 2000 and Fiscal Year-End Option Values

     The following table sets forth information concerning the number and value of options held at October 31, 2000, by the individuals named in the Summary Compensation Table. There were no options or SARs exercised during fiscal 2000, except that Mr. McAlhaney exercised 100,000 shares, which were subsequently sold. The fiscal year-end values are based on a price of $4.313, the reported closing price of common stock on October 31, 2000.

                                                                Number of Securities              Value of unexercised
                                                                underlying unexercised            in-the-money options
                              Shares           Value            options at FY-end (#)                   FY-end ($)
                             Acquired        Realized        ----------------------------     ----------------------------
Name                       on Exercise (#)     ($)           Exercisable   Unexercisable      Exercisable   Unexercisable
-----------------------    ------------     -----------      -------------  -------------     ------------   -------------
Michael S. Riley              225,000               --            --             --                 --            --
Ronald G. Huneycutt           225,000               --            --             --                 --            --
Armando Alonso                 48,000               --            --             --                 --            --
Hardee McAlhaney              100,000         $206,000            --             --                 --            --

Employment Contracts

     Mr. McAlhaney entered into an employment agreement with Holiday in September 1999, pursuant to which he served as President and Chief Executive Officer. The agreement was amended in October 2000 when Mr. McAlhaney resigned his positions and agreed to serve as Vice President and Chief Financial Officer instead. Under the terms of the agreement, as amended, Mr. McAlhaney was to receive a cash payout upon his termination, under certain circumstances, of up to $250,000. Mr. McAlhaney was terminated in January 2001.

     In November 1999, we entered into an employment agreement with Armando Alonso, one of the former stockholders of County Line. Under the agreement, Mr. Alonso served as Senior Vice President and General Manager - Florida Division. The agreement had a three-year term and provided for an annual salary of $125,000, plus a quarterly bonus based upon the actual net results of the locations for which Mr. Alonso was responsible.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as to the shares of common stock beneficially owned as of February 7, 2001, by:

     (i) each person who beneficially owned more than five percent of the outstanding common stock of Holiday;
     (ii) each director or director nominee;
     (iii)the CEO and each of the other four most highly compensated executive officers whose annual salary and bonus exceeded $100,000; and
     (iv) all the directors and officers as a group.

Subject to community property laws where applicable, the person(s) as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned. The share numbers and percentages are calculated on the basis of the number of outstanding securities on February 7, 2001, which was 7,904,300, plus securities underlying each holder's options, warrants and securities convertible into common stock which have been issued and were exercisable within 60 days of that date, in accordance with SEC Rule 13d-3. Unless a person beneficially owns more than 1% of the outstanding common stock, no percentage is presented in the table. The address of all officers and directors is 200 E. Broward, Suite 920, Ft. Lauderdale, Florida 33301.


                                            Numbers of Shares
Name and Address                           Beneficially Owned     Percentage of Class
--------------------------------------    -------------------    -----------------------
Recreational Holdings, Inc............         4,494,244                56.8%
Michael S. Riley......................         5,125,158(1)             64.8%
Ronald G. Huneycutt...................           225,000(2)              2.8%
Armando Alonso........................            57,686(3)               *
Lee A. Iacocca........................            33,333(2)               *
William E. Curtis.....................           504,143(4)              6.2%
David A. Kamm.........................            10,000(2)               *
David J. Doerge.......................            32,000(5)               *
Lee B. Sanders........................            10,000(2)               *
All directors and officers
   as a group (9  persons)............        10,491,564                75.4%
------------

*  Less than 1%
     1. Includes 4,494,244 shares held by Recreational Holdings, Inc. of which Mr. Riley is the chairman. Mr. Riley may be deemed a beneficial owner of such shares.
     2.   All of such shares are issuable upon the exercise of options.
     3.   Includes 48,000 shares issuable upon exercise of options or warrants.
     4.   Includes 10,000 shares issuable upon exercise of options.
     5. Includes 22,000 shares issuable upon exercise of warrants held by Doerge Capital Management of which Mr. Doerge is the president. Mr. Doerge may be deemed a beneficial owner of such shares.

Item 13.   Certain Relationships and Related Transactions

     In fiscal 2000, Holiday paid facility rent in the amount of $147,000 to Armando Alonso, our Senior Vice President and General Manager - Florida Division and a former stockholder of County Line, and Francisco Alonso, also a former stockholder of County Line.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements - The financial statements are filed as a separate section of this Form 10-K/A

     (a)(2)  Financial  Statement  Schedules  -

                Holiday RV Superstores, Incorporated and Subsidiaries Valuation and Qualifying Accounts
                                for the Fiscal Years Ended October 31, 2000, 1999 and 1998
------------------------------------------------------------------------------------------------------------------
                               Balance at    Charges to                                    Other          Balance
                               Beginning      cost and        Charges to    Other         charges-       at end of
Year   Description             of Period      expenses        Accounts    additions(a) (deductions)(b)    period
------------------------------------------------------------------------------------------------------------------

2000   Finance Commmissions     $63,309       $296,132        $   -       $245,247      $(359,442)       $245,246
       Chargeback Reserves

1999   Finance Commmissions     $93,498       $ 30,357                                  $ (60,546)       $ 63,309
       Chargeback Reserves

1998   Finance Commmissions     $105,849      $ 42,365                                  $ (54,716)       $ 93,498
       Chargeback Reserves

(a)  Finance commissions chargeback reserves from business acquisitions.
(b)  Finance commissions chargebacks paid.

All other schedules have been omitted as they are either not applicable, not required or the information is included in the consolidated financial statemetns or notes thereto.


"Report of Independent Certified Public Accountants on Financial Statements"

To the Board of Directors
of Holiday RV Superstores, Inc.

Our audits of the consolidated financial statements referred to in our report, which includes an explanatory paragraph indicating substantial doubt as to the Company's ability to continue as a going concern, dated January 26, 2001, except as to Notes 2 and 9 for which the date is February 12, 2001, appearing in this Annual Report on Form 10-K/A, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Orlando, Florida
February 12, 2001


     (a)(3) Exhibits - The Exhibits filed as part of this Form 10-K are listed on the Index to Exhibits appearing on page 35.

     (b)  Reports on form 8-K

          None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   September ___, 2001         HOLIDAY RV SUPERSTORES, INC.
                                     Registrant


                                     By: _________________________________
                                          Marcus Lemonis
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                    Title                                Date


----------------------------------------------   Chairman of the Board and Director       September ___, 2001
Michael S. Riley



----------------------------------------------   President, Chief Executive Officer and
Marcus Lemonis                                                 Secretary                 September ___, 2001


----------------------------------------------    Chief Financial Officer (Principal     September ___, 2001
Casey Gunnell                                              Accounting Officer)



----------------------------------------------                  Director                 September ___, 2001
William E. Curtis


----------------------------------------------                  Director                 September ___, 2001
Lee B. Sanders


----------------------------------------------                  Director                 September ___, 2001
Lee A. Iacocca


----------------------------------------------                  Director                 September ___, 2001
David A. Kamm


----------------------------------------------                  Director                 September ___, 2001
David J. Doerge

                               INDEX TO EXHIBITS

EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT
--------------           ----------------------

        3.1              Articles of Incorporation[1]
        3.2              Amendment to Articles of Incorporation[1]
        3.3              Amendment to Articles of Incorporation[1][2]
        3.4              By-Laws[1][2]
        3.5              Amendment in the Entirety of By-Laws[1][2]
        3.6              Amendment to By-Laws[1][2]
        3.7 Agreement and Plan of Merger between Holiday RV Superstores, Incorporated, a Florida corporation and Holiday RV Superstores, Inc., a Delaware corporation [11]
        3.8 Restated Certificate of Incorporation of Holiday RV Superstores, Inc., a Delaware corporation [11]
        4.1              Form of Common Stock Certificate of the Company[1]
       10.1              1987 Incentive Stock Option Plan [1]
       10.2 Form of Restrictive Stock Bonus Agreement for Officers and Employees [1]
       10.3              Form of Restrictive Stock Bonus Agreement for
                         Directors[1]
       10.4              Form of Restrictive Stock Bonus Agreement for Harvey M.
                         Alper[1]
       10.5 Underwriting Agreement between Thomas James Associates, Inc. and the Company dated November 10, 1987[3]
       10.6 Asset Purchase Agreement between Registrant and Ledford's RV and Marine World, Inc., James David Ledford and Mary Beth Ledford, Robert Lee Ledford and Joan Reeves Ledford, dated January 12, 1990[4]
       10.7 Lease agreement between James Ledford and Mary Beth Ledford, husband and wife, and Registrant dated February 12, 1990[4]
       10.8              Indemnification Agreement between Registrant and Newton
                         C. Kindlund dated November 17, 1990[5]
       10.9              Indemnification Agreement between Registrant and Joanne
                         M. Kindlund dated November 17, 1990[5]
       10.10             Indemnification Agreement between Registrant and
                         W. Hardee McAlhaney dated November 17, 1990[5]
       10.11 Indemnification Agreement between Registrant and Franklin J. Hitt dated November 17, 1990[5]
       10.12 Indemnification Agreement between Registrant and Lawrence H. Katz dated November 17, 1990[5]
       10.13             Indemnification Agreement between Registrant and James
                         P. Williams dated November 17, 1990[5]
       10.14             Indemnification Agreement between Registrant and Avie
                         N. Abramowitz dated November 17, 1990[5]
       10.15             Indemnification Agreement between Registrant and Paul
                         G. Clubbe dated November 17, 1990[5]
       10.16             Asset Purchase Agreement between Registrant and Venture
                         Out Recreation Vehicles - Roseville, Venture Out Recreation Vehicles - Bakersfield, G. Lee Fitzgerald and Bruce M. Fitzgerald dated July 21, 1994[6]
       10.17 Agreement of Sublease between Registrant and Venture Out, dated July 31, 1994[6]
       10.18 Assignment of Lease between Registrant and Venture Out Properties, dated July 31, 1994[6]
       10.19 Lease between Registrant, Newton C. Kindlund and Joanne Kindlund dated November 1, 1994[6]
       10.20 Lease agreement between Newton c. Kindlund Revocable Property Trust and the Registrant, dated May 1, 1997, for the lease of real property in Ft. Myers, Florida[7]
       10.21 Lease agreement between Newton C. Kindlund Revocable Property Trust and the Registrant, dated May 1, 1997, for the lease of real property in Ft. Myers, Florida[7]
       10.22 Stock Purchase Agreement between Registrant and County Line Select Cars, Inc., and The Persons Named Therein dated November 11, 1999[8]

EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT
--------------           ----------------------
       10.23             Stock Purchase Agreement between the Registrant, Little
                         Valley Auto and RV Sales, Inc., Ernest Davis, Jr. and
                         Lori A. Davis dated March 1, 2000 [9]
       10.24             Stock Purchase Agreement between Registrant, Hall
                         Enterprises, Inc., a Kentucky corporation and Tommy R.
                         Hall dated July 10, 2000 [10]
       10.25*            Employment Agreement dated September 29, 1999 between
                         Registrant and W. Hardee McAlhaney.
       10.26*            Employment Agreement dated November 11, 1999 between
                         Registrant and Armando Alonso.
       21.1**            Subsidiaries of Registrant
       23.1              Consent of Independent Auditors

-------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the applicable rules of the Securities Exchange Act.
**   Previously filed.

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

     Statements of Cash Flows                                           F-6

     Notes to Consolidated Financial Statements                         F-7

Report of Independent Certified Public Accountants


Shareholders and Board of Directors of
Holiday RV Superstores, Inc.


     In our  opinion,  the  accompanying  consolidated  balance  sheets  and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Holiday RV Superstores, Inc. and its subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 9 to the financial statements, the Company does not have a definitive agreement in place with its primary floor plan lender to cover their floor plan financing requirements. Additionally, the Company has incurred a significant net loss in fiscal 2000 and has net cash outflows from operations that may require additional funding. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PriceWaterhouseCoopers, LLP
January 26, 2001, except as to Notes 2 and 9 for which the date is February 12, 2001 Orlando, Florida

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

                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                           Common Stock                                           Treasury Stock
                       ---------------------                                  ------------------------
                                              Additional
                                               Paid-In      Retained                             Deferred
                        Shares      Amount     Capital      Earnings    Shares      Amount     Compensation        Total
                       ---------   ---------  ----------  -----------  --------    ---------  -------------    ------------
Balance at
  October 31, 1997     7,465,000    $74,650   $5,112,270   $11,068,706   31,300   $(50,193)     $(12,421)      $16,183,012
  Net Income for
  the year                                                   1,693,116                                           1,693,116
 Treasury shares
  repurchased                                                           220,400   (379,905)                       (379,905)
 Amoritization of
  deferred                                                                                        11,484            11,484
                       ---------   ---------  ----------  -----------  --------    ---------  -------------    ------------

Balance at
  October 31, 1998     7,465,000    74,650     5,112,270   12,751,822   251,700   (430,098)        (937)        17,507,707
 Net income for
  the year                                                  2,153,775                                            2,153,775
 Exercise of
  common stock options    40,000       400        72,100                                                            72,500
 Reutnr of unvested
  restridcted bonus
  stock                                                                   2,500    (2,681)                          (2,681)
 Treasury shares
  repurchased                                                            46,500  (108,876)                        (108,876)
 Amortization of
  deferred compensation                                                                             937                937
                       ---------   ---------  ----------  -----------  --------  ---------   -------------    ------------

Balance at
  October 31, 1999     7,506,000     75,050    5,184,370   14,905,597   300,700  (541,655)                      19,623,362
 Net loss for the
  year                                                     (3,204,775)                                          (3,204,775)
 Exercise of
  common stock options   135,000      1,350      234,317                                                           235,667
 Stock option
  compensation expense                            72,290                                                            72,290
 Options and warrants
  issued to lenders and
  consultants                                    308,220                                                           308,220
 Tax benefit of
  incentive stock
  options                                         65,000                                                            65,000
 Shares issued
  for acquisition        300,000      3,000    1,275,000                                                         1,278,000
                        ---------   ---------  ----------  -----------  --------  ---------   -------------    ------------
Balance at
  October 31, 2000     7,940,000    $79,400   $7,139,197  $11,700,822   300,700  $(541,655)   $     --         $18,377,764
                       =========    ========  ==========   ===========  ======== ==========   =============   ============


See accompanying notes.

                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED OCTOBER 31,
                                                            -------------------------------------------------
                                                                  2000             1999             1998
Cash Flows from Operating Activities:
   Cash received from customers                             $ 153,156,135    $  80,483,810    $  73,696,488
   Cash paid to suppliers and employees                      (149,099,253)     (76,283,283)     (71,061,594)
   Interest received                                              338,155          554,557          517,200
   Interest paid                                               (4,935,418)      (1,123,323)      (1,366,031)
   Income taxes paid                                              (28,084)      (1,420,505)      (1,221,056)
                                                            -------------    -------------    -------------
      Net cash (used) provided by operating activities           (568,465)       2,211,256          565,007
                                                            -------------    -------------    -------------

Cash Flows from Investing Activities:
   Purchase of property and equipment                          (3,418,066)      (1,613,022)        (116,188)
   Proceeds from the sale of property and equipment               688,106        1,173,348              500
   Proceeds from the sale-leaseback of property                 2,102,891
   Payments for businesses acquired, net of cash               (6,180,770)              --               --
                                                            -------------    -------------    -------------
      Net cash used in investing activities                    (6,807,839)        (439,674)        (115,688)
                                                            -------------    -------------    -------------

Cash Flows from Financing Activities:
   Treasury stock purchase                                             --         (108,876)        (379,905)
   Repayment of capital lease obligations                         (78,944)         (57,748)         (58,926)
   Proceeds from notes payable                                  3,921,358
   Repayments of notes payable                                 (5,802,020)
   Proceeds from the exercised stock options                      231,998           72,500
   Proceeds from notes on real property                         2,200,000
                                                            -------------    -------------    -------------
      Net cash provided by (used in) financing activities         472,392          (94,124)        (438,831)
                                                            -------------    -------------    -------------

Net increase (decrease) in Cash and Cash Equivalents           (6,903,912)       1,677,458           10,488
Cash and Cash Equivalents, beginning of year                    9,119,264        7,441,806        7,431,318
                                                            -------------    -------------    -------------
      Cash and Cash Equivalents, end of year                $   2,215,352    $   9,119,264    $   7,441,806
                                                            =============    =============    =============



See accompanying notes

                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                        YEARS ENDED OCTOBER 31,
                                                                               -----------------------------------------
RECONCILIATION OF NET (LOSS) INCOME TO NET                                        2000            1999          1998
                                                                               -----------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net (loss) income                                                              $(3,204,775)   $ 2,153,775    $ 1,693,116

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
          Depreciation and amortization                                            803,546        317,840        354,612
          Stock option compensation and warrant issuance                           380,510             --             --
          Amortization of deferred compensation                                         --            937         11,484
          Return of unvested deferred compensation                                      --         (2,681)
          Deferred income taxes                                                   (337,896        (24,000)       (52,000)
          Income tax benefit                                                    (1,437,224)            --             --
          (Gain) loss on disposal of property and equipment                        (35,845)      (318,820)           950

Changes in assets and liabilities, net of effect of acquisitions:
       (Increases) decreases in:
          Accounts receivable                                                     (162,940)      (838,628)      (640,888)
          Refundable income taxes                                                  (28,084)       (75,505)       (27,363)
          Inventories                                                           (1,520,326)    (4,804,059)    (3,238,976)
          Prepaid expenses                                                        (168,814)       (37,587)       (23,000)
          Other assets                                                           1,334,654        (45,968)        (7,974)
       Increases (decreases) in:
          Floor plan contracts                                                   3,650,002      5,589,760      2,278,035
          Accounts payable                                                      (1,254,625)       101,551         58,555
          Customer deposits                                                        294,159        (73,851)        43,784
          Accrued expenses                                                       1,119,193        268,492        212,365
          Income taxes payable                                                                                   (97,693)
                                                                               -----------    -----------    -----------
Net cash provided by (used in) operating activities                            $  (568,465)    $ 2,211,256    $   565,007
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Holiday RV Superstores, Inc. and its wholly-owned subsidiaries, which include Holiday RV Rental/Leasing, Inc., Holiday RV Superstores of South Carolina, Inc., Holiday RV Superstores West, Inc., Holiday RV Superstores of New Mexico, Inc., Holiday RV Assurance Corporation, County Line Select Cars, Inc., Little Valley Auto & RV Sales, Inc., and Hall Enterprises, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

     ACCOUNTING   FOR  THE   IMPAIRMENT  OF  LONG-LIVED   ASSETS.   The  Company
periodically evaluates the potential impairment of its long-lived assets, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events or circumstances considered include, but are not limited to, recent operating losses, projected cash flows and management's plans for future operations. Upon the occurrence of a certain event or change in circumstances, the company evaluates the potential impairment of any asset based on estimated future undiscounted cash flows. If an impairment exists, the Company will measure the amount of such impairment based on the present value of the estimated cash flows over the remaining life of the asset using a discount rate commensurate with the risks involved. Cash flow estimates are made at the retail location level and include the interest charges associated with the location's floor plan financing.

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

     Other  revenues  consist   primarily  of  Finance  and  Insurance   ("F&I")
commission revenue. Revenue on finance products represents fees earned by Holiday for notes placed with financial institutions in connection with financing customer vehicle purchases and is recognized upon acceptance of credit by the financial institution. Holiday also receives commissions from the sale of various insurance contracts to customers. Holiday may be charged back for unearned financing fees or insurance commissions for early termination of the contracts by customers. Given there is sufficient history of these homogenous transactions with similar characteristics from which to reliably estimate, an allowance for charge backs against revenue recognized from the sale of F&I products is established during the period in which the related revenue is recognized.

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


4. ACQUISITIONS

     On November 11, 1999 the Company acquired 100% of the issued and outstanding stock of County Line Select Cars, Inc., a recreational vehicle dealership with five Florida locations. The total purchase price paid to the County Line shareholders was $6.5 million, consisting of $5.0 million cash and $1.5 million in notes convertible into the Company's common stock. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $4.8 million in goodwill, to be amortized over 20 years on a straight-line basis. Operations of County Line are included in the accompanying consolidated statement of operations beginning November 12, 1999. On January 11, 2000, the Company acquired all of the land and buildings related to the operations of County Line Select Cars, Inc. from County Line's former shareholders. The total purchase price was $5.0 million, with the sellers providing first mortgage financing for the entire purchase. The mortgage has a 10-year term at an interest rate of 9.5% per annum, with principal and interest payable monthly based on a 20-year amortization.

     On March 1, 2000, Holiday acquired 100% of the issued and outstanding stock of Little Valley Auto & RV Sales, Inc. ("Little Valley"), a recreational vehicle dealership in Prosperity, West Virginia. Little Valley also sold boats, motorcycles and all terrain vehicles. The total purchase price paid to the Little Valley shareholders was $3.4 million, consisting of $1.7 million cash and $1.7 million in a note convertible into Holiday common stock. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.7 million in goodwill, to be amortized over 20 years on a straight-line basis. Operations of Little Valley are included in the accompanying consolidated statement of operations beginning March 1, 2000.

     On October 31, 2000 Holiday acquired 100% of the issued and outstanding stock of Hall Enterprises, Inc. ("Hall"), a recreational vehicle dealership in Lexington, Kentucky. The total purchase price paid to Hall's shareholders was approximately $1.3 million, paid with Holiday common stock valued at $4.26 per share based on the average of the stock's trading value for the five days before and five days after the acquisition was announced. The acquisition has been accounted for under the purchase method of accounting, and, accordingly the results of operations of Hall have been included in Holiday's consolidated financial statements from October 31, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1.3 has been recorded as goodwill, to be amortized over 20 years on a straight line basis. Holiday may be required to pay additional contingent consideration of up to 100,000 shares of Holiday common stock if certain pre-tax earnings levels are achieved in fiscal 2001 and 2002. The additional payments, if any, will be accounted for as additional goodwill.

     The aggregate purchase price for these three acquisitions was allocated to the fair value of the assets acquired as follows:

                               County-           Little
                                Line             Valley            Hall

Inventories              $   17,383,000    $   4,843,000     $   4,422,000
Accounts Receivable           1,429,000          426,000           141,000
Cash                            987,000           11,000           315,000
Property & Equipment          1,451,000          176,000           257,000
Other assets                    147,000          612,000                --
Goodwill                      4,736,000        1,772,000         1,323,000
Liabilities assumed         (19,618,000)      (4,452,000)       (5,065,000)
                            -----------       ----------        ----------
                         $    6,515,000    $   3,388,000     $   1,393,000
                          ==============    =============     =============

     The following unaudited pro-forma summary presents the consolidated results of operations of Holiday as if the County Line, Little Valley and Hall acquisitions had occurred at the beginning of periods presented herein. This presentation is for informational purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made as of these dates or of results which may occur in the future.

                                           Fiscal year ended October 31,
                                          ---------------------------------
                                               2000                1999
                                          --------------      -------------
                                           (unaudited)         (unaudited)

Revenue                                    $171,505,000        $171,843,000
Net income (loss)                            (3,335,000)          2,637,000
Basic and diluted earnings
  (loss) per share                               $(0.44)              $0.37

     On March 17, 2000 Holiday entered into a lease with and acquired from Luke Potter Winnebago inventory and selected operating assets, in connection with the relocation of its Orlando, Florida dealership.

ACQUISITION DEBT

     In connection with the acquisition of County Line Select Cars, Inc., Holiday issued two $750,000 notes to the former shareholders of County Line. The notes have a three-year term and were issued at an interest rate of 8.25% per annum. Payments of interest only are due quarterly, with the full principal balance due no later than three years from issuance. The notes are convertible, at the option of the holder, into common stock of Holiday equal to the aggregate principal amount of the note divided by a fixed conversion price per share of $7.50, at any time after two years from the date of issuance. At the time of conversion, all accumulated and unpaid interest will be paid to the holders.

     In connection with the acquisition of Little Valley Auto & RV Sales, Inc., Holiday issued a note to the former shareholders of Little Valley in the amount of $1.73 million. The note has a three-year term and was issued at an interest rate of 7.5% per annum. Payments of interest only are due quarterly, with the full principal balance due no later than three years from issuance. The note is convertible, at the option of the holder, into common stock of Holiday equal to the aggregate principal amount of the note divided by an initial conversion price per share of $7.50, at anytime after two years from the date of issuance. At the time of conversion, all accumulated and unpaid interest will be paid to the holders.

     Holiday borrowed $1.6 million from Doerge Capital Management in connection with the Little Valley acquisition. The interest rate was 15.0% per annum. In connection with the loan, Holiday issued to the lender, warrants to purchase 22,000 shares of Holiday common stock at the then market price. The warrants have a five-year term and vest in one year. Approximately $29,000 in value has been ascribed to the warrants and recognized as consulting expense based on a Black-Scholes option pricing model valuation based on the following assumptions:
(1) an average discount rate of 5.5%, (2) volatility of 31% and (3) an option life of five years. Principal and interest were due 90 days from funding. The loan has been repaid in full by Holiday. A member of Holiday's Board of Directors is the president of Doerge Capital Management.

     On May 11, 2000, Holiday borrowed $1.0 million from an officer of Holiday, principally to repay acquisition-related debt. The interest rate was 6.75% per annum. Holiday paid $36,000 in loan fees to the lender and issued to the lender warrants to purchase 10,000 shares of common stock of Holiday at the then market price. The loan principal and interest was paid in full by Holiday in August 2000.

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
                 ===========                              ===========

 (1) Average remaining contractual life in years

     On April 13, 2000, Holiday entered into a financial consulting and investment agreement with Schneider Securities, Inc. for a term of one year. Compensation for these services consists of $20,000 payable upon execution of the agreement and $60,000 in installments over the remaining term of the agreement. In addition, Holiday issued to Schneider warrants to purchase up to 350,000 shares of Holiday stock as follows: 150,000 shares at $5.00 per share; 100,000 shares at $7.50 per share; and 100,000 shares at $10.00 per share. The warrants have a one-year vesting period and a term of five years. Approximately $360,000 has been ascribed to the warrants based on a Black-Scholes option pricing model valuation with the following assumptions: (1) an average discount rate of 5.5%, (2) volatility of 31% and (3) an option life of five years. This value is being recognized as consulting expense by Holiday over the warrants vesting period. None of these warrants have been exercised as of October 31, 2000.

     Certain employee stock options were granted in fiscal 2000 at an exercise price below fair value of the common shares on the date of grant. Holiday will recognize expense for the intrinsic value of approximately $122,000 in connection with this grant. Approximately $73,000 of expense was recognized in fiscal 2000 with the remaining amount to be recognized over the future vesting period.

     The weighted average fair value of the options granted in fiscal 2000 and 1999 were $1.30 per share and $3.39 per share, respectively. Had compensation expense been determined based upon the fair value of the options at their grant dates in accordance with SFAS 123, the net loss and net loss per share for fiscal 2000 would have been increased by approximately $1,491,000 and $.20, respectively. A fair value determination under SFAS 123 would have had no effect on net income or earnings per share for fiscal 1999, as none of the options granted in fiscal 1999 vested in that year.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                           2000                   1999
                                     ----------------      ---------------
           Average discount rate           5.50%                  5.50%
           Volatility                        31%                    58%
           Average option life            10 years               10 years

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

     As  of  October  31,  2000,   the  future   minimum  lease  payments  under
noncancellable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                                 CAPITAL       OPERATING
                                                  LEASE         LEASES
                                                 --------    ------------
Year ending October 31,
     2001                                        $145,612     $1,119,096
     2002                                         138,066      1,065,845
     2003                                          46,415      1,046,327
     2004                                          41,455      1,046,327
     2005                                          28,552      1,046,327
                                                 --------    -----------
     Total minimum lease payments                $400,100     $5,323,922
                                                             ===========
     Less amount representing interest             67,921
                                                 --------
     Present value of minimum lease payments     $332,179
     Less current portion                         113,798
                                                 --------
     Long-term capital lease obligation          $218,381
                                                 ========

     Holiday's  rental expense under operating leases for the fiscal years ended
October  31,  2000,   1999  and  1998  was  $652,683,   $531,468  and  $527,645,
respectively.

14. RELATED PARTY TRANSACTIONS

     During the fiscal years ended October 31, 1999 and 1998, Holiday leased facilities from its principal stockholders prior to June 30, 1999, and a trust whose beneficiaries were their heirs of one of the former principal stockholders. Holiday paid an aggregate of $203,000 to these related parties in each of the fiscal 1999 and 1998. During fiscal 2000, Holiday leased facilities from its Senior Vice President and General Manager - Florida Division for an aggregate of $147,000.

15. COMMITMENTS AND CONTINGENCIES

     CONCENTRATION OF CREDIT RISK. Holiday's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Holiday places its funds with high credit quality institutions. At times, the monies may be in excess of the FDIC or other insurance limits. With regard to receivables, Holiday routinely assesses the financial strength and collectibles of its customers and, as a consequence, believes that its accounts receivable risk is limited.

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

     CONSULTING AGREEMENTS. On June 30, 1999, Holiday entered into two separate consulting agreements with the former principal shareholders to assist the company in corporate administration activities. These consulting agreements are for a two-year period. During the term of these agreements, Holiday shall pay each consultant a total of $130,000 in fees, payable in monthly installments. In addition, each consultant was granted options to purchase 40,000 shares of common stock at an exercise price of $3.21 per share (see note 10). The options have a five-year term. Holiday has recognized consulting expense of $82,000 for the fiscal year ended October 31, 2000 based upon the Black Scholes option pricing model valuation with the following assumptions: (1) an average discount rate of 5.5%, (2) volatility of 31% and (3) an option life of five years. The consultants are also entitled to certain benefits and the reimbursement of expenses incurred.

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

     Holiday records this commission income based upon the amount earned, less allowances for chargebacks. In determining the allowances for charge backs, Holiday considers total customer loans outstanding and estimates the exposure for potential chargebacks associated with foreclosure and early payoffs of these loans. Holiday also considers current and future economic conditions, the effects of changes in consumer interest rates and the aging of loans outstanding. The chargeback allowance recorded in accrued expenses and other current liabilities was approximately $245,000 and $63,000 at October 31, 2000 and 1999, respectively.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results for the fiscal years ended October 31, 2000 and October 31, 1999.

                                                           Fiscal 2000 Quarter
                                     -------------------------------------------------------------
                                       First            Second             Third           Fourth
                                     --------          --------          --------         --------
                                             (Dollars in thousands, except per share data)
Revenue                              $ 34,039          $ 49,850          $ 38,566         $ 29,913
Gross Profit                            5,535             8,085             7,057            4,316
Net income (loss)                        (193)              153              (469)          (2,696)
Basic and diluted earnings (loss)
  per common share (a)                  (0.03)             0.02             (0.06)           (0.36)


                                                         Fiscal 1999 Quarter
                                     -------------------------------------------------------------
                                       First            Second             Third           Fourth
                                     --------          --------          --------         --------
                                              (Dollars in thousands, except per share data)
Revenue                              $ 18,183          $ 26,258          $ 19,697         $ 17,258
Gross Proffit                           3,071             4,248             3,534            3,174
Net income (loss)                         442               843               497              372
Basic and diluted earnings (loss)
  per common share (a)                   0.06              0.12              0.07             0.05


(a) Calculated independently for each period, and consequently, the sum of the quarters may differ from annual amount.

17. SUBSEQUENT EVENTS

     On January 15, 2001 , Holiday's chief financial officer and vice president resigned after providing a letter of resignation dated December 13, 2000. While the employment agreement entered into by Mr. McAlhaney and Holiday provides for a termination payout of $250,000, the Company believes the payment of such contingent liability to be remote.