Form 10-Q/A
period 2001-01-31
HOLIDAY RV SUPERSTORES INC
filed 2001-10-01
CIK 822076

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

                                 Amendment No. 2

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

(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

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

                               EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-Q/A is being filed in order to amend and restate the financial statements filed as part of our Form 10-Q/A filed on April 23, 2001, as described herein.


                               TABLE OF CONTENTS

Item                                                                        PAGE

                                    Part I

                            Financial Information

1.  Consolidated Condensed Balance Sheets................................    3

    Consolidated Condensed Statements of Operations......................    4

    Consolidated Condensed Statements of Cash Flows......................    5

     Notes to Consolidated Condensed Financial
            Statements.......................7

2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................    9

3.  Quantitative and Qualitative Disclosures about Market Risk...........   13



                                   Part II

                              Other Information

6. Reports on Form 8-K...................................................   14

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                         1/31/01
                                                                      (Restated and)
                                                                       (Unaudited)         10/31/00
                                                                      --------------     ------------
Assets

Current assets:
    Cash and cash equivalents                                         $  5,032,352       $  2,215,352
    Accounts receivable, net
       Trade and contracts in transit                                    2,616,848          3,104,774
       Other                                                               904,907          1,338,352
    Inventories, net                                                    56,386,244         59,981,771
    Prepaid expenses                                                       895,450            443,696
    Refundable income taxes                                              1,780,629          1,399,793
    Deferred income taxes                                                  658,981            658,981
                                                                      ------------       ------------
                 Total current assets                                   68,275,411         69,142,719

Property and equipment, net                                             12,330,477         12,418,047

Other assets
    Goodwill, net of accumulated amortization
       of $359,317 and $266,440                                          7,570,081          7,662,958

    Other                                                                  428,324            754,530

Noncurrent deferred income taxes                                           207,967            207,967
                                                                      ------------       ------------
                 Total assets                                         $ 88,812,260       $ 90,186,221
                                                                      ============       ============

Liabilities and Shareholders' Equity

Current liabilities:
    Floor plan notes payable                                          $ 54,109,442       $ 53,884,241
    Accounts payable                                                     2,738,216          1,190,140
    Customer deposits                                                       26,496            405,678
    Accrued expenses and other current liabilities                       2,774,308          3,834,868
    Current portion of capital lease obligation                             94,010            113,798
    Current portion of LIFO tax liability                                  250,451            250,451
    Current portion of notes payable                                       209,878            389,944
    Current portion of deferred gain on leaseback transaction               48,626             48,626
                                                                      ------------       ------------
                 Total current liabilities                              60,251,427         60,117,746

    Long-term capital lease obligation, less current portion               135,046            218,381
    LIFO tax liability, less current portion                               751,354            751,354
    Long-term notes payable, less current portion                        6,924,103          7,063,574
    Deferred gain on leaseback transaction, less current portion           413,326            425,482
    Long-term notes payable
    Convertible notes payable                                            3,231,920          3,231,920
                                                                      ------------       ------------
                 Total liabilities                                      71,707,176         71,808,457
                                                                      ------------       ------------

Bridge financing (Note 3)                                                1,500,000                 --

Commitments and Contingencies

Shareholders' equity
    Preferred stock $.01 par; shares
       authorized 2,000,000                                                     --                 --
    Common stock, $.01 par, shares authorized
       23,000,000; issued 7,940,000                                         79,400             79,400
    Additional paid-in capital                                           7,249,897          7,139,197
    Retained earnings                                                    8,817,442         11,700,822
    Treasury stock, 300,700 shares at cost                                (541,655)          (541,655)
                                                                      ------------       ------------
                 Total shareholders' equity                             15,605,084         18,377,764
                                                                      ------------       ------------
                 Total liabilities and shareholders' equity           $ 88,812,260       $ 90,186,221
                                                                      ============       ============

See accompanying notes to consolidated condensed financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                      THREE MONTHS ENDED
                                                  01/31/01           01/31/00
                                                 -----------       ------------
                                                (Restated and)
                                                 (Unaudited)        (Unaudited)

Sales and service revenue                       $ 33,219,727       $ 34,038,673
Cost of sales and service                         28,031,735         28,503,788
                                                ------------       ------------
     Gross profit                                  5,187,992          5,534,885
Selling, general and administrative expenses       7,042,190          5,025,861
                                                ------------       ------------
     Income (loss) from operations                (1,854,198)           509,024

Other income (expense):
     Interest expense                             (1,410,018)          (777,136)
                                                ------------       ------------
     Total other income (expense)                 (1,410,018)          (777,136)
                                                ------------       ------------

Loss before income tax benefit                    (3,264,216)          (268,112)
Income tax benefit                                  (380,836)           (75,100)
                                                ------------       ------------

Net loss:                                       $ (2,883,380)      $   (193,012)
                                                ============       ============


Basic and diluted loss per common share         $      (0.38)      $      (0.03)
                                                ============       ============

Weighted average number of shares -
     Basic and diluted                             7,639,300          7,226,000
                                                ============       ============


See accompanying notes to consolidated condensed financial statements.

              HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                      THREE MONTHS ENDED
                                                                   01/31/01           01/31/00
                                                                 ------------       ------------
                                                                 (Restated and)
                                                                  (Unaudited)        (Unaudited)
Cash Flows from Operating Activities:
    Cash received from customers                                 $ 33,761,916       $ 33,447,281
    Cash paid to suppliers and employees                          (30,463,658)       (32,352,664)
    Interest received                                                      --             60,589
    Interest paid                                                  (1,485,488)          (837,726)
    Income taxes paid                                                      --           (102,884)
                                                                 ------------       ------------
        Net cash provided by operating activities                   1,812,770            214,596

Cash Flows from Investing Activities:
    Purchase of property and equipment                                (73,415)        (1,036,985)
    Proceeds from the sale of property and equipment                      305                 --
    Payments for businesses acquired, net of cash                          --         (4,054,775)
                                                                 ------------       ------------
        Net cash used in investing activities                         (73,110)        (5,091,760)

Cash Flows from Financing Activities:
    Proceeds from bridge financing                                  1,500,000                 --
    Repayment of capital lease obligations                           (103,123)           (16,585)
    Proceeds from notes payable                                      (319,537)         1,550,000
    Repayments of notes payable                                            --         (1,629,845)
    Proceeds from exercise of stock options                                --             51,376
                                                                 ------------       ------------
        Net cash provided by (used in) financing activities         1,077,340            (45,054)

Net increase (decrease) in Cash and Cash Equivalents                2,817,000         (4,922,218)
Cash and Cash Equivalents, beginning of quarter                     2,215,352          9,119,264
                                                                 ------------       ------------
Cash and Cash Equivalents, end of quarter                        $  5,032,352       $  4,197,046
                                                                 ============       ============

          See accompanying notes to consolidated condensed financial statements.

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                 01/31/01          01/31/00
                                                              (Restated and)
                                                               (Unaudited)        (Unaudited)
                                                              ------------       -----------
RECONCILIATION OF NET LOSS TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss                                                      $ (2,883,380)      $   (193,012)

Adjustments to reconcile net loss to net cash provided
  by operating activities:
          Depreciation and amortization                            241,401            163,630
          Stock option compensation and warrant issuance           110,700             80,496

Changes in assets and liabilities, net of effect
   of acquisitions:
       (Increases) decreases in:
          Contracts in transit                                     487,926                 --
          Accounts receivable                                      433,445           (919,254)
          Refundable income taxes                                 (380,836)           (69,636)
          Inventories                                            3,595,527        (13,800,481)
          Prepaid expenses                                        (451,754)                --
          Other assets                                             326,206            (68,901)
       Increases (decreases) in:
          Floor plan contracts                                     225,201         15,637,907
          Accounts payable                                       1,548,076           (321,121)
          Customer deposits                                       (379,182)           115,010
          Accrued expenses and income taxes payable             (1,060,560)          (410,042)
                                                              ------------       ------------
Net cash provided by (used in) operating activities           $  1,812,770       $    214,596
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

     While the Company had positive net cash from operations of approximately $1.8 million in the first quarter, they incurred a net loss of approximately $2.9 million. While management believes that revenues, profits and cash flows from operations should improve in fiscal 2001, the Company may be required to obtain additional outside funding to fund operating deficits. Management believes that additional financing will be made available to support the Company's liquidity requirements and that certain costs and expenditures could be reduced further should additional funding not be available. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

NOTE 2. INVENTORIES

                                              1/31/01               10/31/00
                                              -------               --------

New Vehicles                                  $39,930,016           $41,868,620
New Marine                                      3,251,886             2,659,904

Used Vehicles                                  10,879,799            13,114,730
Parts and accessories                           2,324,543             2,338,517
                                              -----------          ------------
                                              $56,386,244          $ 59,981,771
                                              ===========          ============

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

NOTE 5. SUBSEQUENT EVENTS

On January 15, 2001, Holiday's Chief Financial Officer and Vice President resigned after providing a letter of resignation dated December 13, 2000. The employment agreement entered into by Mr. McAlhaney and Holiday provides for a termination payout of $250,000 which is currently under dispute and before the American Arbitration Association. The Company has recorded a liability and compensation expense of $220,000.

In March 2001, Holiday's Chief Executive Officer and President resigned from the Company. Holiday has appointed a new President and its Chairman will serve as Chief Executive Officer.

NOTE 6. RESTATEMENT

In September 2001, the Company determined its financial statements required revision, as the Company had not accrued for a termination payout owed to the Company's former chief financial officer upon his resignation effective January 15, 2001.
The effect of the restatement is as follows:

                                                      As
                                                  Previously            As
                                                   Reported          Restated
                                                   ---------         --------
Balance Sheet:

Accrued expenses and other liabilities           $  2,554,308      $  2,774,308
Total current liabilities                        $ 60,031,427      $ 60,251,427
Total liabilities                                $ 71,487,176      $ 71,707,176
Retained earnings                                $  9,037,442      $  8,817,442
Total shareholders' equity                       $ 15,825,084      $ 15,605,084

Statement of Operations:

Selling, general and administrative expenses     $  6,822,190      $  7,042,190
Income (loss) from operations                    $ (1,634,198)     $ (1,854,198)
Loss before income tax benefit                   $ (3,044,216)     $ (3,264,216)
Net loss                                         $ (2,663,380)     $ (2,883,380)
Basic and diluted loss per common share          $      (0.35)     $      (0.38)

Statement of Cash Flows:

Net loss                                         $ (2,663,380)     $ (2,883,380)
Decrease in accrued expenses and income
 taxes payable                                   $ (1,280,560)     $ (1,060,560)


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

     Selling, general and administrative (SG&A) expenses increased 40.1% from $5.0 million to $7.0 million primarily due to approximately $870,000 of SG&A expense for the newly acquired stores and a $220,000 charge for the termination liability of our former Chief financial officier. As a percent of revenue, SG&A increased to 21.2% from 14.8% primarily due to increased personnel expense to build an infrastructure for expansion, expenses related to improving shareholder relations and communications, and promotion expense to establish Holiday's new brand identity.

     Interest expense increased 81% due to newly acquired dealerships, higher interest rates, and increased floor plan financing for inventory and convertible notes to shareholders resulting from acquisitions.

     Income tax benefits as a percent of loss before income tax benefits decreased from 28% to 12% due to a valuation allowance provided against deferred tax assets since the realization of net operating loss carry forwards were not considered more likely than not.

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

WORKING CAPITAL: Working capital decreased to $8.0 million from $9.0 million from the first quarter last year.

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

     While the Company had positive net cash from operations of approximately $1.8 million in the first quarter, they incurred a net loss of approximately $2.9 million. While management believes that revenues, profits and cash flows from operations should improve in fiscal 2001, the Company may be required to obtain additional outside funding to fund operating deficits. Management believes that additional financing will be made available to support the Company's liquidity requirements and that certain costs and expenditures could be reduced further should additional funding not be available. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

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

ITEM 6. REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

Holiday filed a report on Form 8-K/A dated January 12, 2001, amending a report on Form 8-K filed on November 14, 2000 describing the acquisition of 100% of the issued and outstanding stock of Hall.

Enterprises, Inc. ("Hall") on October 31, 2000. The purpose of the amendment was to file as an Exhibit, the report of the independent certified public accountants, the audited balance sheet of Hall Enterprises as of December 31, 1999, and the related audited statement of operations, shareholders' deficit and cash flows for the year ended December 31, 1999 and accompanying notes. Also attached as an Exhibit was the unaudited proforma combined balance sheet and combined statements of operations for the nine months ended July 31, 2000 and accompanying notes, and the unaudited combined statement of operations for the twelve months ended October 31, 1999, and accompanying notes.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 1, 2001                 HOLIDAY RV SUPERSTORES, INC.



                                      By: /s/ MARCUS LEMONIS
                                          -------------------------------------
                                          Marcus Lemonis
                                          President and Chief Executive Officer


      October 1, 2001                     /s/ CASEY L. GUNNELL
                                          -------------------------------------
                                          Casey L. Gunnell
                                          Chief Operating Officer and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)