Form 10-Q/A
period 2001-04-30
HOLIDAY RV SUPERSTORES INC
filed 2001-10-01
CIK 822076

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549


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

                               Explanatory Notes

     This Amendment No. 1 on Form 10-Q/A is being filed in order to amend and restate the financial statements filed as part of our Form 10-Q filed on June 19, 2001.


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

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                          Three Months Ended                            Six Months Ended
                                                    04/30/01             04/30/00               04/30/01              04/30/00
                                                   (Restated)
                                                -----------------   -------------------     ------------------   -------------------
Sales and service revenue                          $  41,654,518         $  49,849,728           $ 74,874,245         $  83,888,401
Cost of sales and service                             34,291,863            41,764,470             62,323,598            70,268,258
                                                -----------------   -------------------     ------------------   ------------------
     Gross profit                                      7,362,655             8,085,258             12,550,647            13,620,143
Selling, general and adminstrative expenses            6,360,362             6,670,234             13,402,552            11,696,095
                                                -----------------   -------------------     ------------------   -------------------
     Income (loss) from operations                     1,002,293             1,415,024               (851,905)            1,924,048
Other income (expense):
     Note conversion expense                          (1,377,581)                    -             (1,377,581)                    -
     Clermont fire loss                                  (39,817)                    -                (39,817)                    -
     Interest expense                                 (1,219,905)           (1,129,633)            (2,629,923)           (1,906,769)
                                                -----------------   -------------------     ------------------   -------------------
     Total other income (expense)                     (2,637,303)           (1,129,633)            (4,047,321)           (1,906,769)
                                                -----------------   -------------------     ------------------   -------------------
Income (Loss) before income taxes (benefit)           (1,635,010)              285,391             (4,899,226)               17,279
Income taxes (benefit)                                         -               132,300               (380,836)               57,200
                                                -----------------   -------------------     ------------------   -------------------
Net Income (Loss)                                  $  (1,635,010)        $     153,091           $ (4,518,390)        $     (39,921)
                                                =================   ===================     ==================   ===================
Basic and diluted income (loss)
     per common share                              $       (0.20)        $        0.02           $      (0.56)        $       (0.01)
                                                =================   ===================     ==================   ===================
Weighted average number of shares -
     Basic                                             8,143,955             7,267,100              8,040,287             7,240,400
                                                =================   ===================     ==================   ===================
     Diluted                                           8,143,955             7,459,000              8,040,287             7,240,400
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

NOTE 9. RESTATEMENT

     In September 2001, the Company determined its financial statements required revision, as the Company had not accrued for a termination payout owed to the Company's former chief financial officer upon his resignation effective January 15,2001. The effect of the restatement is as follows:

                                                      Three Months Ended
                                                            4/30/01
                                                 -----------------------------
                                                       As
                                                   Previously          As
                                                    Reported        Restated
                                                    --------        --------

Statement of Operations:

Selling, general and administrative expenses     $  6,580,362     $  6,360,362
Income (loss) from operations                    $    782,293     $  1,002,293
Loss before income tax benefit                   $ (1,855,010)    $ (1,635,010)
Net loss                                         $ (1,855,010)    $ (1,635,010)
Basic and diluted loss per common share          $      (0.23)    $      (0.20)

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

     Selling, general and administrative (SG&A) expenses decreased $0.3 million, or 4.6%, to $6.4 million from $6.7 million. Of this decrease, $0.8 million was attributable to a 12.5% drop in SG&A on a pro forma comparable basis, offset by the addition of acquired stores. Management initiated a significant overhead cost reduction program. The Company reduced its headcount primarily through consolidation of certain positions and attrition. Because management believes that by taking care of its employees they, in turn, will take care of the customers. Savings generated through personnel reductions were channeled to increased incentive pay plans for sales and service personnel and incentives to liquidate aged inventory. Further, payroll expense increased due to certain one-time charges associated with termination settlement costs. Cost reductions in other SG&A areas totaled $.4 million or 5.8% of gross profit, which included reductions in advertising, outside services, travel and entertainment.

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

     Recreational vehicles and marine revenue decreased $10.6 million, or 14.1%, to $64.4 million from $75.0 million. Of this decrease, $18.7 million was attributable to a 25.2% drop in same-store revenue on a pro forma comparable basis (11 stores), partially offset by the revenues generated from acquired dealerships. Of the $10.6 million decrease, $9.1 million, or 85.8% occurred in the second quarter (see Recreational vehicle and marine revenue discussion under section Results of operations for the three months ended April 30, 2001, compared to the three months ended April 30, 2000). Even though the first quarter decrease in recreational vehicle and marine revenue was $1.5 million, significantly less than the second quarter decrease, the first quarter generated a $1.9 million operating loss compared to an operating income of $1.0 million in the second quarter (see discussion below).

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

Date                                HOLIDAY RV SUPERSTORES, INC.
----


                                    /s/ Marcus Lemonis
                                    ---------------------------------
October 1, 2001                     Marcus Lemonis
                                    President and Chief Executive Officer


October 1, 2001                     /s/ Casey L. Gunnell
                                    ---------------------------------
                                    Casey L. Gunnell
                                    Chief Operating Officer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)