Form 10-K
period 2001-10-31
HOLIDAY RV SUPERSTORES INC
filed 2002-01-29
CIK 822076

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-16448
                          HOLIDAY RV SUPERSTORES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                      59-1834763
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

           200 EAST BROWARD BLVD.,                                 33301
                  SUITE 920,                                     (Zip Code)
           FORT LAUDERDALE, FLORIDA
   (Address of Principal Executive Offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (954) 522-9903

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the Registrant on January 10, 2002, based on the closing price of the common stock on the Nasdaq National Market on that date was approximately $9,346,500. As of January 10, 2002, Holiday RV Superstores, Inc. had outstanding 9,352,000 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of October 31, 2001 in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HOLIDAY RV SUPERSTORES, INC.

                                   FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

                               TABLE OF CONTENTS

                                  PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    9
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   25
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   25

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........   25
Item 11.  Executive Compensation......................................   25
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 13.  Certain Relationships and Related Transactions..............   26

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   26
Signatures............................................................   28
Financial Statements..................................................  F-1

                          HOLIDAY RV SUPERSTORES, INC.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Holiday RV Superstores, Inc. is a multi-store chain that sells, finances and services recreation vehicles, or RVs, and recreation boats. As of January 29, 2002, we operate 11 dealerships in the following locations:

    Bakersfield,            Las Cruces, New Mexico
    California              Spartanburg, South Carolina
    Roseville, California   Wytheville, Virginia
    Ocala, Florida          Prosperity, West Virginia
    Sanford, Florida        Ripley, West Virginia
    Winter Garden, Florida
    Lexington, Kentucky

     Our fiscal year begins on the first day of November and ends on the last day of October. References in this Annual Report on Form 10-K to "Holiday," "we," "us" or "our" mean Holiday RV Superstores, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.

     We were incorporated in Florida in 1978 and reincorporated in Delaware in February 2000. Our initial public offering was in 1987.

     Our principal executive offices are located at 200 East Broward Boulevard, Suite 920, Ft. Lauderdale, Florida 33301 and our telephone number is (954) 522-9903. Our web site address is www.recusa.com.

RECREATIONAL VEHICLE INDUSTRY

  INDUSTRY OUTLOOK

     The United States recreation vehicle industry is a $16 billion a year industry. The RV industry caters to the travel and leisure needs of an estimated 30 million RV enthusiasts by selling and servicing recreation vehicles. The Recreation Vehicle Industry Association (RVIA) lists the number of new RVs shipped to dealers as follows:

                                              2001(1)     2000      1999      1998      1997
                                              --------   -------   -------   -------   -------
New RV shipments............................             300,100   321,200   292,700   254,500

---------------

(1) Shipment information for 2001 is not currently available.

     According to industry data, the average RV owner is 49, owns a home, is married, has a household income of $47,000, has no children living at home, and buys an RV to travel.

     One in 10 families in the United States owns an RV, with over nine million vehicles on the road and an estimated 30 million RV travelers. Projections by the RVIA indicate that RV ownership will increase 21% from 8.6 million households in 1997 to an estimated 10.4 million households in 2010. This projection is based primarily on the large number of "baby boomers" who will reach their peak earnings and vacation years during this period. The U.S. Census Bureau confirms the expected growth of this segment of the U.S. population.

     In an effort to capitalize on the potential baby boomer opportunity, the RV industry embarked on a highly publicized national market expansion program beginning in 1997. This program is aimed at showing the lifestyle appeal of RV-ing to the baby boomers. We believe the "Go RVing" slogan favorably portrays the industry as one that offers solitude, family time and the opportunity to slow down and reconnect with the world.

PRINCIPAL PRODUCTS AND SERVICES

     Our principal products and services for the last three fiscal years are listed below, by major revenue source, as a percentage of total revenue.

PRINCIPAL PRODUCT OR SERVICE                                  2001    2000    1999
----------------------------                                  -----   -----   -----
New and used vehicles and marine products...................   89.9    90.7    88.7
Service, parts and accessories..............................    7.5     6.1     7.7
Other, net..................................................    2.6     3.3     3.6
Total revenue...............................................  100.0   100.0   100.0

     Revenue from finance and insurance is included in the category entitled "other, net."

  NEW AND USED RVS AND BOATS

     The RVs we sell are generally categorized as follows:

  Towables

     Towables are designed to be towed by a car, van or pickup truck. They provide temporary housing for recreational, camping or travel use without requiring permanent on-site hook up. There are four types of towable RVs:

     - Folding Camping Trailer

     - Truck Camper

     - Travel Trailer

     - Fifth Wheel Travel Trailer

  Motorized RVs

     Also known as motor homes, motorized RVs are built on or as part of a self-propelled motor vehicle chassis. They include the following types:

     - Type A -- constructed entirely on a specially designed chassis that already has the engine and drive components;

     - Type B -- van campers are panel-type trucks to which the manufacturer adds sleeping, kitchen and toilet facilities, fresh water storage, 110 volt hook-up and other items; and

     - Type C -- built on an automotive manufactured van frame with an attached cab section, or on an automotive manufactured cab and chassis. The manufacturer completes the body section, which contains the living area, and attaches it to the cab section. For the van conversion, the manufacturer modifies a completed van chassis aesthetically or decoratively for transportation and recreational purposes.

     Currently, there are many manufacturers of towable and motorized RVs. Although there are several sources for manufactured conventional vans, only the following major U.S. manufacturers supply RV manufacturers with chassis that already contain engine and drive components:

     - Workhorse Custom Chassis;

     - Ford Motor Company;

     - Freightliner Corporation; and

     - Spartan Motors Corporation.

Ford Motor Company is the largest supplier of chassis to RV manufacturers.

     Fuel consumption for motorized RVs has improved substantially over the last several years. In addition, diesel engines are growing in popularity over gasoline engines, primarily in the larger bus-type vehicles.

  SERVICE, PARTS AND ACCESSORIES

     Service remains central to our mission of becoming the RV industry's first national brand. Recognizing that poor service continues to top the list of consumer complaints, we are committed to providing reliable, quality service at all of our retail locations. Service historically provides higher margins than new and used vehicle and accessory sales.

     Our service facilities are fully equipped to handle virtually any type of RV. We are a factory designated chassis warranty service center for Gillig, Chevrolet Division of General Motors, Freightliner Motors, Workhorse, and Spartan Motors. These companies reimburse us for the warranty services we provide. Our Spartanburg, South Carolina, Las Cruces, New Mexico, Prosperity, West Virginia and Wytheville, Virginia dealerships are also equipped to repair all brands of boats and motors that we sell.

     Our service facilities are equipped to make engine and drive train repairs, as well as repairs to refrigerators, ovens and ranges, air conditioning systems, plumbing and electrical systems of each RV we sell. In addition, we are an authorized service center for most manufacturers of RV components.

     We maintain service agreements with most RV and marine companies. These service agreements allow us to purchase parts and obtain technical assistance needed to repair and service the manufacturer's vehicles, boats and equipment.

     The parts department of each of our dealerships supports our sales and service functions. In addition, each retail center stocks accessory items often purchased by RV owners. Each dealership also maintains a computerized point-of-purchase inventory control and customer tracking system. Our Spartanburg, Las Cruces, Prosperity and Wytheville dealerships also stock parts and accessories for the marine products they sell. All of our locations sell propane gas and provide sewage dump stations for RV waste evacuation.

  FINANCE AND INSURANCE

     We help our customers obtain financing by referring them to banks that finance RV purchases. We also offer service contracts that provide additional warranty coverage on RVs or some RV parts after the original warranty expires, and various types of insurance policies, or credit life contracts, that pay a customer's RV loans if the customer dies or is physically disabled. Our extended warranty contracts range from one to seven years depending on whether the RV is new or used. These contracts are also subject to mileage limitations. Our credit life contracts range from one to seven years, based on the purchaser's age.

GROWTH STRATEGIES

     Until recently, our growth strategy focused on consolidation opportunities in the highly fragmented recreation vehicle industry. Over the last two years, we acquired seven established dealerships in geographic markets that we did not already serve and worked to improve their performance and profitability by implementing our operating strategies. We are currently developing a "rollout" growth strategy to accomplish our expansion goals and increase our market share. The primary components of this growth strategy are:

     - Roll-out and strategic partnering. We have identified potential strategic partners with whom we would share a location. In these locations, we would offer recreation vehicles and our co-location partner would offer supplies and accessories often associated with RV owners. These include camping equipment and satellite dishes. In markets with no suitable partner, we intend to open new dealerships by leasing existing facilities. In May 2001, we opened our first co-location site with The Great Outdoors in Ripley, West Virginia. We also leased facilities on the site of a former car dealership in Sanford, Florida as an RV liquidation center.

     - Improved Store Performance. We are reviewing our current practices and procedures to identify which are most successful. We intend to apply them on a uniform basis in all our locations. We are also providing training and creating incentive programs for our employees to improve their performance. We believe these and other initiatives that we are implementing will allow our same-store performance to improve each year by maximizing our revenue generating potential.

     - Selective acquisitions. In limited situations where an acquisition may be appropriate to fill a gap in our geographic markets, we will consider additional acquisitions. However, we will only consider dealerships that have been consistently profitable and demonstrate significant untapped revenue and earnings potential. Currently, we have no acquisition targets and we do not intend to actively seek any acquisition candidates.

     The following objectives are key factors in successfully achieving our goal to become the leading RV retailer in the industry:

     - Implementing our roll-out strategy;

     - Completing the integration of our recent acquisitions by identifying and implementing the best practices and procedures to insure a consistent customer experience at all of our locations;

     - Improving our inventory management process by limiting new product offerings and allowing each store's general manager the flexibility to stock merchandise based on that store's market;

     - Developing an asset management process that will optimize cash flow and provide operating funds for new stores by making it possible for our receivables and inventory turn rates to exceed current industry standards;

     - Decentralizing processes and support functions to reduce the need for a large corporate staff; and

     - Assembling a strong human resources team capable of identifying and successfully recruiting outstanding candidates for employment and providing the training and support that allow them to excel.

     We believe that the growth strategies we are now developing may prove to be more cost-effective than our former strategy of growth through acquisitions. We have found that the startup costs for new locations are far less than those associated with acquiring an established business. Our new strategy also eliminates the problems associated with integrating a new business into our existing operations. However, we cannot assure you that we will successfully implement this new strategy or that it will yield the anticipated results.

  NUMBER OF DEALERSHIPS

     The following table provides information about the number of dealerships we operated over each of the last five fiscal years.

                                                         FISCAL YEAR ENDED OCTOBER 31,
                                                        --------------------------------
                                                        2001   2000   1999   1998   1997
                                                        ----   ----   ----   ----   ----
Open at beginning of year.............................   14      7      7      8      8
Opened during year....................................    2     --     --     --     --
Acquired during year..................................   --      7     --     --     --
Closed during year....................................    3     --     --      1     --
                                                         --     --     --     --     --
Open at end of year...................................   13(1)  14      7      7      8

---------------

(1) Our Clermont, Florida location is currently being rebuilt following a fire in April 2001. In addition, we closed our Ft. Myers, Florida location as of December 1, 2001.

MARKETING

     In December 1999, we launched a national branding strategy to consolidate and rebrand the various operating names of our subsidiaries under the trade name "Recreation USA." We believe this trade name better reflects our corporate identity and solidifies our acquisitions under a single, recognizable brand that customers will remember.

ADVERTISING AND PROMOTIONS

     We advertise year round using newspapers, magazines, direct mail, billboards, website and yellow pages. We use national consumer magazines to increase brand awareness and company recognition of our growing network of RV dealerships. On-lot promotions and off-lot consumer shows, organized by trade groups and private companies, supplement the advertising program. We participate in 35 to 40 consumer RV shows and rallies annually, attended by up to 40,000 consumers each. We also promote smaller product shows at RV parks in which we target existing RV owners in our markets. We also promote off-site product shows in connection with well-known mass merchandisers. We use the services of professional advertising and public relations firms to assist in implementing our advertising, promotion and public relations campaign.

WEB SITE

     We maintain a web site at www.RecUSA.com, where consumers can browse through our new and used inventory, receive a trade-in quote, choose financing and insurance, and schedule service for their RV or boat. RVs and boats purchased through our web site can be delivered to any of our locations. RecUSA.com also features an online parts and accessories catalog offering RV supplies, camping equipment, housewares, hardware and other accessories, along with special product and service discounts that are only available over the Internet.

CUSTOMER BASE

     Our customer base demographics may vary from dealership to dealership, but primarily are as represented in the following tables.(1)

  RV OWNERSHIP RATES BY AGE GROUPS(2)        RV OWNERSHIP RATES BY INCOME GROUP(2)
----------------------------------------  -------------------------------------------
AGE OF HOUSEHOLDER  PERCENT OF OWNERSHIP  INCOME OF HOUSEHOLDER  PERCENT OF OWNERSHIP
------------------  --------------------  ---------------------  --------------------
      18-24                 3.6%                $15,000-                 3.8%
      25-34                 6.2%             $15,000-24,999              7.5%
      35-44                 9.4%             $25,000-34,999              8.9%
      45-54                12.8%             $35,000-49,999             13.4%
      55-64                16.4%             $50,000-74,999             13.2%
      65-74                11.6%                $75,000+                 9.0%
       75+                  5.5%

---------------

(1) Information from THE RV CONSUMER; A DEMOGRAPHIC PROFILE; A University of Michigan Study, RVIA. The tables summarize findings from the fifth national survey of RV ownership sponsored by RVIA.

(2) Of the population that falls into this group, this % owns RVs.

     No single customer accounted for more than 10% of our revenues for fiscal 2001 or in prior years. Because we do not depend on a few major customers, the loss of one would not materially adversely effect us.

MANUFACTURERS

     We currently sell approximately 90 brands of RVs and recreational boats. We purchase approximately 20% of our RVs from Fleetwood Enterprises, Inc., 17% from Winnebago Industries, and 23% from Thor Industries, Inc. We purchase the remainder of our RVs and boats from other manufacturers including National RV Holdings, Inc., SMC Corporation, Forest River, Inc., Gulfstream Coach, Inc., and Tracker Marine, Inc. In our opinion, the loss of any one brand of new RVs would not materially effect us. Although the loss of all the brands sold by any of the three largest manufacturers would have an adverse effect on our sales, we believe that such a loss is highly unlikely. Decisions regarding which brands to sell at each dealership are made on a regional basis, rather than centrally at our corporate headquarters.

FLOOR PLAN FINANCING

     Substantially all new and used vehicles and boats held in inventory are pledged as security under floor plan contracts with financial institutions. Under these contracts, the sale of a pledged vehicle to a consumer requires us to pay the lender the amount, or release price, attributable to that vehicle under the floor plan contract. Manufacturers have agreements with financial institutions for new vehicles that provide the lenders limited repurchase indemnification against any default by us under the floor plan contract. Our primary floor plan agreement expired in November 2001. We recently negotiated a forbearance arrangement with the lender. Under that arrangement, our lender continued to provide funding through January 23, 2002. During that period, the lender evaluated pro forma financial and cash flow analysis we provided, among other things. Based on that evaluation, the lender will determine whether to extend our current forbearance arrangement, enter into a new lending agreement or demand repayment of the outstanding unpaid balance. As of January 29, 2002, the lender had not decided which option to pursue.

EMPLOYEE RELATIONS

     As of October 31, 2001, 2000 and 1999, we had approximately 319, 351 and 195 full-time employees, respectively. We have no collective bargaining agreements with labor unions and have never experienced work stoppages. We consider our employee relations to be good. We maintain internal training programs at every level and have an internal quality control program and customer satisfaction feedback system for all of our dealerships. We maintain a nation-wide recruitment program for sales, service and management personnel. Support personnel are usually hired from the local labor force. Factory training programs are available to our employees and we generally take full advantage of these programs by sending our employees to the manufacturer-supervised schools. Most full time employees are provided with paid annual vacations, medical and hospitalization insurance premium reimbursement, sick leave, paid holidays, stock grants and other fringe benefits. After one year of employment, employees are eligible to participate in the profit sharing and 401(k) investment plans.

  EMPLOYEE STOCK OPTION PROGRAM

     In fiscal 2000, our Board of Directors and stockholders approved the 1999 Stock Compensation Program. We have reserved three million shares of common stock for issuance upon exercise of the options granted under the program. The program provides for incentive stock options, non-qualified stock options, stock purchase rights and stock appreciation rights. Our Board of Directors administers the program. In January 2001, the Board of Directors granted options to purchase a total of 487,750 shares of common stock to those employees with at least one continuous year of service to Holiday. During fiscal 2001, we issued additional options to purchase shares of common stock to newly hired employees.

SEASONALITY

     Although the RV business operates year-round in our markets, the industry in general is seasonal. We have significantly higher sales in the second and third quarters of our fiscal year, and significantly lower sales in our first and fourth quarters. During slack seasons at a particular dealership, we reduce inventory of new and used RVs and introduce other cutbacks in operations, to reduce the impact of the seasonality on our results of operations. However, because a substantial portion of our expenses are fixed, our operating income tends to be lower in the first and fourth quarters of our fiscal year and higher in the second quarter.

COMPETITION

     According to RVIA, there are approximately 3,500 RV dealers and 190 RV manufacturers in North America. Competition in the sales of new and used RVs is intense. Some of these retailers have more than one location, although most of our competitors operate from a single location. We believe we are one of the most competitive RV dealers in the nation, offering approximately 90 brands of new RVs and boats supported by a coast-to-coast network of service facilities that is unique in the industry.

     Significant competitive factors in the RV sales and service industry include vehicle availability, price, service, reliability, quality of service, and convenience. We believe that we are competitive in all these areas. Nevertheless, we anticipate that we will continue to face strong competition in the future.

     The RV business depends heavily on the availability and terms of financing for the retail purchase of its products. Consequently, changes in interest rates and the tightening or loosening of credit by government agencies and financial institutions dramatically affects our business. As discussed in more detail in the Risk Factors section, the Floor Plan Financing paragraph of this section, and in the Management's Discussion and Analysis of Results of Operations, our major floor plan contract expired in November 2001 and the lender has not decided whether it will continue to provide us with financing, or on what terms. Without sufficient floor plan financing we cannot stock the inventory needed to compete effectively.

     The RV business is also negatively impacted by general economic down-turns and fuel cost increases.

REGULATION

     Compliance with federal, state and local laws and regulations, including environmental protection laws, has not had, and is not expected to have, a material effect on capital expenditures, earnings or our competitive position.

INSURANCE COVERAGE

     Historically, we have had little difficulty in obtaining insurance coverage for our dealership operations. We have obtained the insurance annually on a competitive bid basis, at what we believe are reasonable premium rates. Although the applicable premium rates have increased slightly, we do not believe that these increases will have a material adverse effect on our business in the foreseeable future.

ITEM 2.  PROPERTIES

FACILITY AND LOCATION

     The following table sets forth the location, premise size, and building square footage for our properties as of October 31, 2001.

                                                              SQUARE FEET   ACRES
                                                              -----------   -----
RETAIL OPERATIONS
OWNED
Clermont, Florida(1)........................................    27,148      15.2
Inverness, Florida(2).......................................     5,936       1.5
Las Cruces, New Mexico......................................    14,000       7.0
Ocala North, Florida........................................     6,856      17.9
Ocala South, Florida(2).....................................     2,774       7.8
Tampa, Florida(2)...........................................    13,000       5.2
Spartanburg, South Carolina.................................    34,000      20.0

LEASED
Bakersfield, California.....................................    17,400       6.9
Roseville, California.......................................    24,000       3.6
Ft. Myers, Florida(3).......................................    17,300       3.6
Winter Garden, Florida......................................    30,000       5.0
Lexington, Kentucky.........................................    20,000       5.0
Wytheville, Virginia........................................    11,250       3.0
Prosperity, West Virginia...................................    62,450       5.5
Sanford, Florida............................................    11,370      10.0

EXECUTIVE OFFICES

LEASED
Ft. Lauderdale, Florida.....................................     4,500       n/a
Orlando, Florida............................................     3,750       n/a

---------------

(1) Currently being rebuilt after fire damage.

(2) Dealership is closed and property is for sale.

(3) Lease expires May 1, 2002 and will not be renewed.

     Our leases generally have terms ranging from five to ten years and are renewable at our option. As current leases expire, we believe that we will be able to renew them, or to obtain leases for equivalent or better locations in the same general area.

     The land and buildings at our owned locations were subject to mortgages with aggregate balances of approximately $7 million as of October 31, 2001.

     We believe that our facilities are adequate for the foreseeable future for the business conducted at most locations. In fiscal 2000, our former dealership in Greer, South Carolina was relocated to a new facility in Spartanburg, South Carolina. Properties in Bakersfield, California, Las Cruces, New Mexico and Spartanburg, South Carolina have room for limited expansion. Our property in Clermont, Florida was damaged in a fire in April 2001. We expect the reconstruction to be complete during the second quarter of fiscal 2002. We also intend to sell the properties we own in Inverness, Ocala South and Tampa, Florida where we have closed dealerships. Further, we do not intend to renew the lease for our Ft. Myers, Florida dealership which was closed as of December 1, 2001.

ITEM 3.  LEGAL PROCEEDINGS

     We are a party to various legal proceedings arising from the ordinary course of our operations. We believe, based upon the opinion of our legal counsel, that none of these proceedings, individually or in the aggregate, will result in a material adverse effect on our consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock is traded on the Nasdaq National Market under the symbol RVEE. As of January 10, 2002, there were 420 holders of record of our common stock.

     The table below gives the high and low closing sale prices for our common stock for each of the quarters in the fiscal years ended October 31, 2001 and 2000, as reported on the Nasdaq National Market.

                                  MARKET PRICE

                                                       2001                2000
                                                 -----------------   -----------------
QUARTER ENDED                                     HIGH       LOW      HIGH       LOW
-------------                                    -------   -------   -------   -------
January 31.....................................  $4.4375   $3.5625   $7.1250   $3.6250
April 30.......................................   4.1875    2.8800    6.7500    4.0000
July 31........................................   4.0000    3.1000    5.5000    3.6250
October 31.....................................   3.7000    1.2500    5.0937    3.8175

DIVIDEND POLICY

     We have never declared or paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Earnings and other cash resources will continue to be used in the expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

     In January 2002, we sold 200 units of our securities to two accredited investors in a private placement in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended. Each unit consisted of 100 shares of Series A Preferred Stock and a warrant to purchase 5,000 shares of common stock, none of which are currently exercisable.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data. This data was derived from our audited Consolidated Financial Statements. The selected historical financial data is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and our Consolidated Financial Statements, including the related notes to the financial statements.

                                                        FISCAL YEAR ENDED OCTOBER 31,
                                             ---------------------------------------------------
                                             2001(1)(3)   2000(2)     1999      1998      1997
                                             ----------   --------   -------   -------   -------
                                                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
SELECTED STATEMENT OF INCOME DATA:
Net revenue................................   $134,347    $152,367   $81,396   $74,294   $68,007
Net income (loss)..........................   $(16,605)   $ (3,205)  $ 2,154   $ 1,693   $ 1,387
Net income (loss) per common share.........   $  (2.04)   $  (0.42)  $  0.30   $  0.23   $  0.19

                                                             AS OF OCTOBER 31,
                                             -------------------------------------------------
                                             2001(3)    2000(2)     1999      1998      1997
                                             --------   --------   -------   -------   -------
                                                              (IN THOUSANDS)
SELECTED BALANCE SHEET DATA:
Total assets...............................  $ 56,894   $ 90,186   $45,735   $37,740   $33,979
Long term obligations......................  $  8,120   $ 11,691   $   156   $   221   $   286
Cash dividends paid........................        --         --        --        --        --

---------------

(1) Includes a $1 million charge representing effect of a change in accounting principle. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) Includes 11.5 months of activity for County Line, which we acquired on November 11, 1999, and eight months of activity for Little Valley, which we acquired on March 1, 2000. See Note 2 to the financial statements.

(3) Includes 12 months of activity of Hall Enterprises, Inc., which we acquired on October 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views about future events and financial performance. The words "believes", "projects," "anticipates," "estimates," "expects," "most likely," "intends," and similar expressions, identify forward-looking statements.

     Any forward-looking statement that we make or is made on our behalf is subject to uncertainties and other factors that could cause actual results to differ materially from those statements. The uncertainties and other factors include, but are not limited to, the factors described in the section entitled "Risk Factors," and elsewhere in this Annual Report on Form 10-K. Although we have attempted to list the factors we believe to be important to our business, other factors may also significantly affect our operating results. New factors emerge from time to time and it is not possible for us to predict all of those factors, nor can we assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements.

     We caution you not to place undue reliance on any forward-looking statements, because they express our view only as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

     We are a multi-store dealership chain that sells, finances and services RVs, boats and other recreation vehicles. We currently have 12 retail locations, although our Clermont, Florida dealership was damaged by fire in April 2001 and is still being reconstructed. We expect the reconstruction to be complete during the second quarter of fiscal 2002.

     Our growth depends primarily on our ability to obtain the necessary capital to support our operations and allow us to successfully execute our business plan. Key elements of our business plan include opening new stores, increasing the performance of our existing locations, and, growing through selective acquisitions in limited circumstances. Our inability to meet our projected growth potential will adversely impact our business.

     Our primary focus in fiscal 2000 was on acquiring well-established RV and marine dealerships with strong leadership roles in key geographic markets with strong demographics. We then worked to improve their performance and profitability by implementing our operating strategies. In fiscal 2001, our primary strategy focused on integrating the acquired dealerships into our corporate structure, reducing our inventory turnover rates to comply with dollar limits imposed by our primary floor plan lender, reducing expenditures and closing unprofitable locations. Our performance in fiscal 2001 reflects a reevaluation of our business from all aspects. We believe that structuring our business to fit within the limitations of our capital resources will position us to perform at higher levels if the demand for recreational products increases at the anticipated rate. We intend to add new dealerships by leasing suitable property in key geographic markets and through co-location opportunities with strategic partners, but only if we have sufficient working capital to sustain expansion. We will also consider acquisition opportunities within our existing markets if we believe it will result in operating and marketing efficiencies and that the acquisition will immediately add profits to operations. While we do not anticipate closing any of our current dealerships, we intend to closely monitor the performance of all locations and close any that are unprofitable or whose performance does not justify continued operations.

     All of our acquisitions were accounted for using the purchase method. As a result, we have not included in our financial statements the results of operations of the acquired companies prior to the dates we acquired them. Any goodwill of an acquisition is amortized over a 20-year period.

     Our growth also depends on same store growth and maintaining sufficient working capital to operate each store efficiently. We have experienced a downturn in sales for the last sixteen months. Beginning in the fourth quarter of fiscal 2000, there was a downturn in our sales. We believe that the industry and our markets are poised for recovery and continued increased sales. We expect our same store sales growth to follow these industry trends based on the number of "baby boomers," our target demographic group, reaching their peak earnings and vacation years during that period. We also believe there is a renewed sense of national pride and an increased desire to experience the geographic diversity of the United States. The U.S. Census Bureau confirms the projected growth of the baby boomers population segment. We believe this group of buyers and other demographic groups will increasingly use recreational products as a travel alternative and to enhance the quality of their lives. However, these trends may not produce the increased sales that we expect.

     We launched a national branding strategy in December 1999 to consolidate and rebrand the various operating names of our subsidiaries under the trade name Recreation USA. We believe the new trade name better reflects our corporate identity and solidifies our acquisitions under a single, recognizable brand that will be memorable with customers. However, we believe there is a greater potential to capitalize on the brand identity. We intend to evaluate strategies aimed at achieving a greater value with our geographic market diversity. Implementing these strategies depends on the continued availability of cash to advertise and promote our brand.

     Effective November 1, 2000, we changed our revenue recognition policy related to commissions we earn for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. This change was made in accordance with the implementation of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended October 31, 2001. The net effect reflects the deferral as of November 1, 2000 of approximately $1 million of revenue net of chargebacks previously recognized. We recognized the revenue included in the cumulative effect adjustment during the year ended October 31, 2001. The effects of this change in accounting principle on net loss and net loss per share for the year ended October 31, 2001 were decreases of approximately $100,000 and $0.01 per share, respectively.

RESULTS OF OPERATIONS

     We have summarized for the periods presented, certain selected income statement data as a percentage of total net revenues:

                                                              FISCAL YEAR ENDED OCTOBER 31,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
Total revenue...............................................   100.0%     100.0%     100.0%
Cost of sales...............................................    86.1%      83.6%      82.8%
                                                               -----      -----      -----
Gross profit................................................    13.9%      16.4%      17.2%
Selling, general and administrative expense.................    21.2%      16.4%      12.6%
                                                               -----      -----      -----
Income (loss) from operations...............................    (7.3)%      0.0%       4.6%
Interest expense, net.......................................     3.4%       3.3%       0.7%
Gain (loss) on the sale of fixed assets.....................    (0.1)%      0.0%       0.4%
Loss on debt conversion.....................................    (1.1)%       --         --
Gain on insurance recovery..................................     0.3%        --         --
Income tax provision (benefit)..............................     0.0%      -1.2%       1.6%
                                                               -----      -----      -----
Net income (loss) before cumulative effect of a change in
  accounting principle......................................   (11.6)%     (2.1)%      2.6%
Cumulative effect on prior years as of November 1, 2000
  related to the implementation of SAB 101..................    (0.8)%       --         --
                                                               -----      -----      -----
Net income (loss)...........................................   (12.4)%     (2.1)%      2.6%
                                                               =====      =====      =====
Number of stores at end of period...........................      12         14          7

  RESULTS OF OPERATIONS FOR FISCAL 2001 COMPARED TO FISCAL 2000

     Sales and service revenue decreased 11.8% to $134.3 million in fiscal 2001 from $152.4 million in fiscal 2000. Of this decrease, $33.7 million was attributable to a 23.2% decrease in same store sales, partially offset by the effect of acquired stores. Used vehicle sales as a percentage of total vehicle sales increased to 33.1% in fiscal year 2001 compared to 32.9% in fiscal year 2000. Used vehicle sales result in approximately 2.1% higher gross profits than new units on average. New RV and marine product sales decreased in fiscal 2001 to $75.9 million, or 56.5% of total RV and marine product sales, from $97.6 million, or 64.0% of total RV and marine product sales in fiscal 2000. Although new vehicle sales may have been adversely affected by the reduction in available inventory, management believes that its prior inventory levels were principally overstocked.

     The decline in comparable store sales was primarily the result of the following three factors:

     - INTERNAL MANAGEMENT INITIATIVES. Management focused on reducing aged and overstocked inventory by reducing selling prices, lowering inventory at all locations to increase inventory turnover and restocking inventory based on local market demand at each dealership. We also focused on changing our product mix to include less expensive new models, and more used RVs, which have a higher gross profit. We believe that lower priced used vehicles are more desirable in a weak economy characterized by declining consumer confidence. In addition, in the last 45 days of fiscal year 2001, we focused on store performance by closing dealerships we believed were not performing at levels sufficient to justify their continued operation. We also closed dealerships in markets where we had multiple locations. We expect to offset most of the loss of revenue from the closed locations with increased revenue and profits from stores remaining in the same general market of each closed dealership.

     - EXTERNAL MARKET CONDITIONS. We believe that declining consumer confidence and the slower economic environment played a significant role in the overall decrease in recreation vehicle and marine product revenue for fiscal year 2001. However, studies show that the long term outlook for RV sales continues to appear favorable. Based on research conducted for the RVIA in fall 2001, we believe lower gas prices, lower interest rates and the desire for greater flexibility and control over travel plans in the post-September 11 travel climate will increase the demand for our products. Demographic studies reflect continued growth in the recreational vehicle prime target market for the next 30 years. We intend to continue responding to market demand by emphasizing lower priced vehicles, and offering value added service and warranty programs while reducing costs.

     - FINANCIAL CONSTRAINTS. Our ability to maintain what we believe is a desirable mix between new and used products has been hampered by reductions in our available floor plan credit line and the time required to sell aged inventory, which is not eligible for floor plan funding, and overstocked inventory in a weak market. In addition, throughout fiscal year 2001, we have had insufficient capital to satisfy all of our working capital requirements. This dramatically limits our ability to meet our business objectives and fully exploit our markets in any economic environment.

     Parts and services revenue increased $0.8 million, or 9.0%, to approximately $10 million in fiscal 2001 from $9.2 million in fiscal 2000. While same store sales decreased $0.9 million, or 6.8%, this decrease was offset by acquired or newly opened stores. Although there was a downturn in our overall business and we were constrained by our limited working capital, we emphasized our parts and service business which contributed positively to our performance.

     Net revenue from finance and insurance products and other sources decreased $1.5 million, or 30.1%, to $3.5 million from $5 million in the prior fiscal year. Of this decrease, $2.3 million was attributable to a 53.8% decrease in same store sales partially offset by net revenue generated from acquired or newly opened stores. The overall decrease in fiscal 2001 is directly related to our decrease in new and used RV and marine product sales. Effective November 1, 2000, we changed our revenue recognition policy by adopting "SAB 101," which defers recognizing revenue on commissions received from placing indirect retail installment contracts with indirect lenders and fees generated from the sale of credit life insurance. The cumulative adjustment required to record the accounting change is separately recorded as a charge before net income in the consolidated statement of operations. The current year net effect of this change in the revenue recorded from finance and insurance products was additional revenue of $0.1 million.

     Total gross profit decreased $6.3 million, or 25.4% in fiscal 2001 from $25.0 million in 2000, primarily due to a 24.9% decrease in same store gross profit, partially offset by gross profit from the newly acquired dealerships in fiscal 2000. The decrease in actual dollars and as a percent of revenue was primarily related to a reduction in overstocked and aged inventory which we accomplished by reducing retail prices to increase sales of aged units and through additional inventory reserves based on inventory aging, reassessment of wholesale market value and salability, historical sales activity and the condition of the merchandise as of October 31, 2001. These efforts resulted in a fourth quarter charge of $2.3 million. In addition to marking down inventory, which we believe created value for our customers, we provided incentives to our sales force to achieve our inventory objectives. Although these initiatives impacted gross profit, we successfully reduced new and used RV and marine product inventories by $24.6 million, or 42.7%.

     Parts and services gross profit decreased $0.1 million, or 1.6%, to $4.1 million from $4.2 million in fiscal 2000. Same store gross profit decreased $0.5 million, or 7.9%, partially offset by the effect of the acquired stores. In addition, all parts and accessory inventory was reviewed and valued based on sales history, aging, condition of merchandise and applicability to the markets we service. As a result, our reserve for obsolescence increased by $0.5 million in fiscal 2001.

     Net revenue from finance and insurance and other products contributed 18.6% of total gross profit in fiscal 2001 compared to 19.9% in fiscal 2000.

     Selling, general and administrative expenses increased 7.2%, or approximately $1.8 million, in fiscal 2001 to $26.8 million from $25 million in fiscal 2000. On a same store basis, selling, general and administrative expenses decreased $0.3 million, or 1.8%, to $17 million in fiscal 2001 compared to $17.3 million in fiscal 2000. Acquisitions and new store openings represent an additional expense of $4.3 million in fiscal 2001. All other expenses were $4.2 million. In fiscal 2001, we also recorded an expense of $1.6 million for common stock issued to a financial consultant as compensation for services. Personnel related expenses remained essentially unchanged, and represented 54.3% of expenses in fiscal 2001, compared to 59.3% in fiscal 2000. Total selling, general and administrative expenses as a percent of revenue increased to 20.2% from 16.4% due to decreased revenue and increased charges incurred in fiscal 2001.

     In the fourth quarter of fiscal 2001, we recorded a charge of $1.6 million representing impaired goodwill for two closed stores. We concluded that operating one larger dealership in a geographic market, rather than three smaller dealerships in the same market, would improve performance in that market, and positively impact the performance of our dealerships in surrounding markets.

     Loss from operations in fiscal 2001 was $9.8 million, approximately $9.4 million more than the fiscal 2000 loss from operations. This was primarily the result of the activities described above.

     Interest expense decreased to 3.5% to $4.6 million in fiscal 2001 from $5.1 million in fiscal 2000. The decrease was primarily due to reductions in floor plan financing as a result of decreased inventory levels, despite an increase in our floor plan interest rates.

     We had losses from the sales of assets of $0.1 million compared to a slight gain in fiscal 2000.

     In fiscal year 2001, we recorded a gain of $0.4 million from an insurance recovery on the Clermont, Florida property damaged in a fire.

     Debt conversion expense of $1.5 million was charged in fiscal 2001 in connection with the conversion of seller notes into shares of our common stock. Seller notes with a principal balance of approximately $3.2 million were converted into 912,000 shares of common stock valued at approximately $2.7 million, or $0.5 million less than the carrying value of the debt. Since the terms of the conversion were the result of a modification of the original conversion terms that would have called for share issuance at a fixed price of $7.50 per share, or 430,923 shares, we were required under SFAS No. 84, "Induced Conversions of Convertible Debt," to record this non-cash expense charge equal to the fair value of the incremental shares (481,077) issued.

     An income tax benefit of $0.1 million was recorded in fiscal 2001. Most all current year tax benefits created from 2001 loss carrybacks to income years were offset by a valuation allowance established to reduce previously recognized deferred tax assets due to uncertainty about their realization. See Note 11 to the financial statements. In fiscal 2000, we recorded an income tax benefit of $1.8 million. We received a tax refund of approximately $1.4 million in fiscal 2001 for a carry back of net operating loss.

     In fiscal 2001, we recorded a $1 million charge for the cumulative effect of a change in accounting principle resulting from the change in our revenue recognition policy from adopting "SAB 101," which defers recognizing revenue on commissions received from placing indirect retail installment contracts with indirect lenders and fees generated from the sale of credit life insurance. The current year effect of this change is reflected in operating income.

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

     We expect our same store sales to fluctuate from the impact of:

     - Changes in competition within each market we operate;

     - Movement in interest rates;

     - General market conditions in the areas in which our stores are located;

     - Our acquisition of new dealerships in the same general market of our existing dealerships; and

     - The risk factors set forth below.

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

     Selling, general and administrative expenses increased 143%, or $14.7 million in fiscal 2000 to $25.0 million from $10.3 million in fiscal 1999, primarily due to $10.2 million in SG&A for the newly acquired dealerships. Approximately $3.2 million of the increase was due to expenses associated with
(1) building an infrastructure for our current and future expansion, (2) acquisition related expenses and (3) improving stockholder communications. Expenses to promote the new trade name "Recreation USA" and the relocation of two dealerships also impacted SG&A. We expect the infrastructure building and the acquisition related types of expense to continue but these expenses will have a significantly lower impact in the future on total SG&A as revenue from acquisitions increases and the integration of acquired businesses are completed.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our cash needs are primarily to support operations, including non-floored inventory for resale. Historically we have met our cash needs with cash on hand or occasional borrowings from former affiliates of our directors or officers, and other non-affiliated third parties, in the form of bridge financing. We intend to limit our use of this source of funding in the future because the terms and expense of this type of short term lending do not fit within our financing strategy. Our new and used inventory are financed by floor plan credit facilities, which were significantly reduced in fiscal 2001 and are currently being renegotiated.

     Cash flows from operations. During the fiscal year ended October 31, 2001, our cash flows decreased primarily due to a $16.6 million net loss. Cash of $22.9 million was used during the fiscal year to repay our floor plan lenders. Total inventory was reduced $25.6 million. Repayments to general suppliers and vendors have been extended with accounts payable increasing $0.9 million. We also received $1.4 million in cash for an income tax refund that resulted from our net operating loss carry back. Other current asset balance sheet accounts were reduced offsetting the reduction in cash flow from the net operating loss.

     Cash flows from investing. Investing activities used net cash of $0.5 million as compared to $6.9 million in the previous fiscal year. This decrease resulted from changing our business strategy in fiscal 2001 from growth through acquisition to our current focus on integrating the acquired dealerships, reducing inventories and closing unprofitable locations. In fiscal 2000, we used $6.2 million to purchase dealerships, and $3.4 million to purchase property, plant and equipment, primarily for the County Line and Little Valley dealerships. The prior year also included a sale and leaseback transaction that provided $2.1 million in cash. Capital expenditures for property and equipment are expected to be less than $500,000 in fiscal 2002. In fiscal year 2001, we invested $1 million in restricted cash to support our floor plan agreement with our primary lender and $0.1 million to support other obligations.

     Cash flows from financing. Financing activities provided net cash of $0.9 million as compared to $0.5 million in fiscal 2000. We raised $2 million in fiscal 2001 through additional short term bridge loans, some of which were repaid in 2001 and others with repayment terms that have recently been renegotiated. In fiscal 2000, we received $2.2 million from a real property mortgage on our Spartanburg, South Carolina dealership and $3.9 million of notes payable and used $5.8 million to retire notes payable.

     Net use of cash from all activities was $2.1 million, which reduced cash and cash equivalents to $0.1 million from $2.2 million the prior year.

     Working capital. Working capital decreased to $(0.8) million from $9.0 million the prior year, primarily due to the net operating loss, an increase in accounts payable, deferral of revenue recognition and a reduction in inventory at reduced margins.

     Capital expenditures. Generally, all major capital projects are discretionary in nature and no material commitments currently exist. Any capital expenditures will be funded from additional debt or equity sources.

     Principal long term commitments. As of October 31, 2001, our principal long-term commitments consist of operating leases and notes payable.

     Our recovery and growth strategies depend upon obtaining adequate financing to cover operational needs and ultimately establish additional RV and marine dealerships.

     We finance substantially all new and used inventories through floor plan financing arrangements with one primary and several smaller lenders. These financing agreements generally require that substantially all new and used vehicles and marine products held in inventory be pledged as collateral. Advances become due upon sale of the related vehicle or marine product or as the related item ages beyond the allowable finance period.

     In March 2001, we entered into an amended and restated loan and security agreement with our primary floor plan lender that required the following:

     - the reduction of available credit to a maximum of $25,000,000 by May 1, 2001;

     - the maintenance of certain financial covenants including tangible net worth and working capital and debt to tangible net worth ratios; and

     - collateral of $3.5 million in the form of a certificate of deposit to be pledged by March 26, 2001.

     In April 2001, we completed further negotiations with our primary lender to amend several of the terms of the March 2001 amended and restated loan and security agreement. The first amendment to the amended and restated loan and security agreement reduced the certificate of deposit pledge to $1 million and added collateral consisting of mortgages on all of our unencumbered real estate. The $1 million certificate of deposit was established in July 2001 and is classified as restricted cash at October 31, 2001. The interest rate for advances on eligible new and used inventory was at prime plus 3.0% and 3.5%, respectively. The first amendment, which expired October 31, 2001, waived our failure to meet the financial covenants through April 30, 2001. We did not meet the financial covenants through October 31, 2001, and are currently negotiating with our primary floor plan lender to renew the floor plan financing arrangement. We executed a forbearance and amendment to the expired agreement that was effective through January 23, 2002 while negotiations continued.

     As discussed elsewhere in this Annual Report on Form 10-K, the lender is now evaluating financial projections and other information we provided, as requested. On the basis of that evaluation, the lender will decide whether to continue the floor plan on the same terms as the expired agreement, demand repayment of the unpaid balance or enter into a new agreement with different terms. The impact of the lender's decision on our business depends on which decision it ultimately reaches. For example, if the lender demands immediate repayment, we will not be able to stock sufficient RV and marine inventory to sustain our business. We do not believe the lender will take this action, but we cannot be sure that the terms of a new arrangement would be more favorable than those under the expired agreement.

     We have also negotiated an arrangement with another floor plan provider that requested payment of the unpaid balance under the floor plan agreement in late fiscal 2000 because of our poor performance and because it was no longer providing floor plan financing to RV dealers. We are currently paying off the outstanding balance, which was $2,422,019 at October 31, 2001, through the sale of units included in the floor plan and have done so throughout fiscal 2001. We anticipate repaying past due amounts on a mutually agreed schedule concluding in June 2002.

     After we raise additional capital, we intend to continue negotiating with our major floor plan lender to increase the amount of floor plan financing available to us. This will allow additional dealerships to be included under our major floor plan agreement. However, we may not be able to obtain sufficient alternative floor plan financing to meet our business plan requirements.

     Going Concern. As discussed, there is uncertainty regarding the outcome of our negotiations with our primary floor plan lender and we may not be able to obtain sufficient alternative floor plan financing to meet our business needs in fiscal year 2002. We have also incurred net losses of $16.6 million and $3.2 million in fiscal 2001 and 2000, respectively, and incurred net cash outflows from operations of approximately $2.4 million and $0.6 million, respectively. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes that operating performance will improve in fiscal year 2002, we may require additional funding to cover operating deficits. Management further believes that additional financing will be made available to support the our liquidity requirements and that certain costs and expenditures could be reduced further should any needed additional funding not be available. Failure to generate sufficient revenues, raise additional capital or continue to restrain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. (See Note 2 "Summary of Significant Accounting Policies").

     Inflation. If inflation occurs in the general economy, the cost of our inventory and could increase and interest rates paid by us or our customers could increase. We believe that increases in the cost of new RVs and marine products purchased from our manufacturers can generally be passed on to consumers, although there may be a lag in our ability to pass such increases on to our customers.

     Historically, increases in operating costs are passed on to the consumer when the market allows. We believe that our business has not been significantly affected by past inflation, despite increased chassis and manufacturer conversion costs. However, significant increases in interest rates may make RVs less affordable to many potential purchasers. This could materially and adversely affect purchases of RVs generally and our results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against that new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for asset retirement obligation and the associated asset retirement cost. SFAS 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. Management does not expect SFAS 143 to have a material effect on our financial statements.

     In September 2001, the Financial Accounting Standards Board issues Statement Of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is still analyzing the potential impacts of this pronouncement.

RECENT EVENTS

  Private Placement of Series A Preferred Stock

     In January 2002, we entered into a securities purchase agreement under which we agreed to sell up to 350 units of securities, in a private placement to accredited investors. Each unit consists of 100 shares of Series A Preferred Stock and a warrant to purchase 5,000 shares of common stock. The purchase price is $10,000 per unit for total proceeds of $3.5 million if all the units are sold. The warrants are exercisable for five years at an exercise price of $0.50 per share, but only if we receive the stockholder approval required under the applicable Nasdaq rules.

     The Series A Preferred Stock is divided into two sub series designated Sub-Series A-1 and Sub-Series A-2, which are identical, except that only the Sub-Series A will be convertible into shares of common stock and have voting rights until we obtain the stockholder approval required to comply with Nasdaq Marketplace Rates 4350 and 4351. The number of shares of common stock into which the Sub-Series A-1 Preferred stock is initially convertible is 1,761,400 shares, which represents approximately 19.9% of our outstanding stock at December 31, 2001. At each closing, purchasers will receive a pro rata number of shares of Sub-Series A-1 Preferred Stock and Sub-Series A-2 Preferred Stock based on the maximum 35,000 shares being offered. If all of the Series A Shares offered are not purchased by the anticipated final closing date of January 31, 2002, the purchasers will be entitled to exchange their shares of Sub-Series A-2 Preferred Stock for shares of Sub-Series A-1 Preferred Stock on a pro rata basis until the maximum number of shares of Sub-Series A-1 Convertible Preferred Stock are issued.

     As of January 29, 2002, we had sold 5,033 and 14,967 shares of Sub-Series A-1 and Sub-Series A-2, respectively, and granted warrants for the purchase of 1,000,000 shares of common stock for total proceeds of $2 million. We received preliminary stockholder approval from a majority of our stockholders and we expect to receive formal stockholder approval before February 15, 2002.

     If we obtain the required stockholder approval, the Series A Preferred Stock will be convertible at any time at the holder's option, at the then applicable conversion rate, adjusted for certain events including the issuance of common stock for consideration less than the conversion price then in effect. Each share of Series A Preferred Stock will initially be convertible into 200 shares of common stock if we obtain the necessary stockholder approval.

     Dividends of 10% per year accrue daily and are payable quarterly on March 31, June 30, September 30 and December 31 of each year. Dividends accumulate and compound quarterly if not paid in cash on the dividend payment date. If we are in default under the terms of the Series A Preferred securities purchase agreement, the dividend rate will increase to 15% per year.

     The Series A Preferred Stock has a liquidation preference of 125% of the issuance price. Upon a liquidation or sale, holders of the Series A Preferred Stock will be entitled to a liquidation preference payment of the original issuance price plus any accrued and unpaid dividends.

     If any shares of the Series A Preferred Stock are still outstanding on December 31, 2007, we must redeem those shares at the issuance price plus all accrued and unpaid dividends, if funds are legally available to do so. We are also required to redeem the Series A Preferred Stock at the liquidation preference price upon a consolidation, merger or reorganization, the sale of substantially all of our assets, or consummation of a purchase, exchange or tender offer for more than 50% of our common stock. The holders of the Series A Preferred Stock may also require us to redeem their shares at the liquidation preference price if our common stock is not listed on the Nasdaq, American Stock Exchange or the New York Stock Exchange for 10 business days during any 12-month period, if we provide notice to any holder that we do not intend to comply with the conversion request, or if we are in default under the securities agreement and do not cure the default.

     On the date of issuance, through January 28, 2002, the estimated fair market value of our common stock exceeded the conversion price of the Series A Preferred Stock. This resulted in a deemed dividend of approximately $2 million.

  Series B Preferred

     On December 21, 2001, we received $250,000 as the first tranche payment of a proposed investment in all shares of our Series B Preferred Stock. The terms are subject to negotiation and completion of definitive documentation and all authorizations required under applicable law.

  Bridge Financing

     In January 2002, we agreed to convert into common stock, at a per share conversion price to be determined, approximately $300,000 of the unpaid balance plus accrued and unpaid interest on the $500,000 6.75% bridge note and the $200,000 6.75% demand note from an affiliate of a former director, and a former officer and director of ours (See Note 5 "Other Debt- Bridge Financing" and Note 14 "Related Party Transactions"). The remaining balance of approximately $128,000 was assigned by the noteholders to our Chief Executive Officer in settlement of non-Company obligations between the parties. The Chief Executive Officer agreed to eliminate the interest charge and to structure a repayment schedule to fit within our cash flow parameters.

     In January 2002, we agreed to restructure the $500,000 6.75% bridge note received in August 2001 (See Note 5 "Other Debt-Bridge Financing") by converting $250,000 into common stock, at a per share conversion price to be determined. Payment of the remaining $250,000 balance plus accrued interest is due no later than December 31, 2003. In addition, the holder agreed to release a junior security interest in our Tampa, Florida and Las Cruces, New Mexico properties.

  Floor Plan Financing

     On January 9, 2002, we entered into a forbearance agreement with our primary floor plan lender to amend and extend the floor plan financing agreement to January 22, 2002 (See Note 9 "Floor Plan Contracts"). During the forbearance period, Holiday agreed to additional terms, which allow for the continuation of the financing while negotiations continue. Our non-compliance with the financial covenants has not been waived during the forbearance period. There are no assurances that we will reach agreeable terms with our primary floor plan lender or obtain sufficient alternative floor plan financing (See Note 2 "Summary of Significant Accounting Policies").

  Sale of Tampa Property

     On January 3, 2002, we entered into an agreement to sell our Tampa, Florida facility for $1,026,000 and a net book value at October 31, 2001 of $633,468. The purchaser has a 60-day inspection period beginning on that date to perform standard due diligence inspections of the property and to obtain the necessary financing to complete the purchase. The purchaser may opt out of the contract with a full refund of the initial $30,000 deposit during the 60-day inspection period. Beginning on the day the inspection period ends, the purchaser has 30 days to close the purchase or forfeit the deposit. Since the property is pledged as collateral and secured by a first mortgage with our primary floor plan lender, all proceeds will be remitted to the lender for application to the outstanding floor plan obligation or held as additional restricted cash.

RISK FACTORS

OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS DOUBT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our financial statements for the years ended October 31, 2001 and 2000 were audited by our independent certified public accountants. Their report states that the financial statements were prepared assuming we will continue as a going concern although we incurred significant net losses in fiscal 2001 and 2000 and have net cash outflows from operations that may require additional funding, which we may not be able to obtain. These circumstances raise substantial doubts about our ability to continue as a going concern.

OUR PRIMARY FLOOR PLAN FINANCING AGREEMENT HAS EXPIRED AND OUR ABILITY TO CONTINUE AS A GOING CONCERN DEPENDS ON OBTAINING SUFFICIENT FLOOR PLAN FINANCING.

     If we do not have adequate floor plan financing, we will not be able to meet our business objectives and we will not generate the cash flow necessary to sustain our operations. The floor plan financing arrangement with our primary lender was terminated in January 2001. The new agreement, which had a lower borrowing limit and higher interest rates, expired in November 2001. We recently negotiated a forbearance arrangement. Under that arrangement, our lender continued to provide funding through January 23, 2002. The lender is currently evaluating the pro forma financials and cash flow analysis provided by us, among other things, to determine whether to extend our current forbearance arrangement, enter into a new lending agreement or to demand repayment of the outstanding unpaid balance. Another provider is no longer providing floor plan financing to recreation vehicle dealers. If we do not successfully negotiate an extension to our expired floor plan, comply with all of its terms, or our other floor plan financing sources do not provide adequate funding, we may have to reduce our inventory, close or sell retail stores, sell real estate or seek bankruptcy protection. The lack of sufficient floor plan financing, in addition to significant net losses, raises substantial doubt about our ability to continue as a going concern.

OUR SUBSTANTIAL INDEBTEDNESS COULD RESTRICT OUR OPERATIONS AND MAKE US MORE VULNERABLE TO ADVERSE ECONOMIC CONDITIONS.

     We have a significant amount of debt. Our growth strategy may require us to secure significant additional financing. Our future capital requirements will depend upon the size, timing and structure of future acquisitions or strategic partnerships and our available working capital. Our large amount of indebtedness could adversely affect our business because:

     - Much of our cash flow from operations may be needed to meet our debt obligations and would not be available for other uses.

     - Our ability to obtain additional financing for working capital, capital expenditures or other reasons may be limited.

WE ARE VULNERABLE TO FURTHER DOWNTURNS IN OUR OPERATING RESULTS, OR IN ECONOMIC CONDITIONS OR IF INTEREST RATES INCREASE.

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

OUR FAILURE TO COMPLY WITH FINANCIAL COVENANTS MAY PREVENT US FROM OBTAINING ADEQUATE FINANCING THAT WE NEED.

     We were required to replace our floor plan financing arrangement in January 2001. This reduced our prior borrowing levels, increased our financing costs and added other financial covenants. We renegotiated some of the terms of the new arrangement in March 2001. Although as part of that renegotiation the lender waived our failure to comply with new financial covenants as of April 30, 2001, we were not able to meet those covenants in 2001 and we may not meet those covenants in the future. The reduced financing line also forced us to seek other sources of floor plan financing. Our failure to comply with required financial and other covenants or to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our business, financial condition, results of operations and prospects since we rely on such financing to obtain the inventory levels necessary to support our business plan. Adequate financing may not be available if and when we need it or may not be available on acceptable terms.

THE UNITS WE RECENTLY SOLD IN A PRIVATE PLACEMENT MAY BE CONVERTIBLE INTO A NUMBER OF SHARES OF COMMON STOCK THAT WILL SUBSTANTIALLY DILUTE OUR CURRENT STOCKHOLDERS.

     In January 2002, we entered into a securities purchase agreement under which we agreed to sell up to 350 units for a total purchase price of $3.5 million. Each unit consists of Series A Preferred Stock and a warrant to purchase common stock. If we obtain the stockholder approval required under Nasdaq Marketplace Rules 4350 and 4351, each share of Series A Preferred Stock will be convertible into shares of common stock for a conversion price of $0.50 per share and each warrant will be exercisable for five years for 5,000 shares of common stock at an exercise price of $0.50 per share. We believe the offering will be fully subscribed in which case the preferred stock will be convertible into seven million shares of common stock and the warrants will be exercisable for 1,750,000 shares of common stock after we receive stockholder approval. The potential dilutive effect to our current stockholders could have a negative impact on our earnings per share.

THE SERIES A PREFERRED STOCK HAS ANTI-DILUTION PROVISIONS THAT COULD RESULT IN FURTHER DILUTION TO OUR CURRENT STOCKHOLDERS.

     If we issue shares of stock in the future below the conversion price of the Series A Preferred Stock, we will be required to issue additional shares to the holders of Series A Preferred. We must also issue additional shares to the holders of the Series A Preferred Stock if we sell shares in the future below the market price of our common stock. This would result in further dilution to our current stockholders with a further negative impact on our earnings per share.

THE CONVERSION PRICE OF THE SERIES A PREFERRED STOCK WAS BELOW THE FAIR MARKET VALUE OF OUR COMMON STOCK ON THE DATE OF SALE.

     This resulted in a deemed dividend of approximately the amount of funds raised which will have a negative effect on our earnings per share.

IF WE DO NOT RECEIVE THE STOCKHOLDER APPROVAL REQUIRED BY NASDAQ, THE HOLDERS OF THE SERIES A PREFERRED STOCK MAY REQUIRE US TO REDEEM THEIR SHARES AT A PREMIUM.

     The holders of the Series A Preferred Stock are entitled to a liquidation preference payment equal to 125% of the purchase price if we do not obtain the required approval. If this occurs, we would have to find additional sources of financing to sustain our operations.

OUR SALES COULD DECLINE IF CONSUMERS BUY FEWER LEISURE ITEMS DUE TO GENERAL ECONOMIC CONDITIONS OR INTEREST RATE INCREASES.

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

THE SEASONALITY OF OUR BUSINESS MAY RESULT IN A NET LOSS.

     To avoid a net loss for the year, we must generate sufficient sales during the quarters ending April 30 and July 31 to offset slower sales in the off-season. Because of the difference in sales in the warm spring and summer months versus the cold fall and winter months, if our sales in the months of February through July are significantly lower than we expect, we may not earn profits or we may lose money and have a net loss. Our business, and the recreational vehicle industry in general, is seasonal. Our strongest sales period begins in January when many recreation vehicle shows are held. Strong sales demand continues through the summer months. Approximately 30% of our average annual net sales over the last three years occurred in the quarter ending April 30. With the exception of our store locations in Florida, our sales are generally much lower in the quarter ending January 31.

OUR SUCCESS DEPENDS ON HOW WELL WE INTEGRATE OUR RECENTLY ACQUIRED BUSINESSES INTO OUR CURRENT OPERATIONS.

     We recently underwent a period of rapid growth through acquisitions. Integrating the new business with our existing operations has already imposed significant difficulties on our ability to manage inventory and staffing requirements in multiple locations nationwide. We may lose potential sales opportunities if we cannot accurately predict inventory or staffing requirements In addition, over-staffing or an overabundance of inventory would increase our cost of sales and reduce our income from operations. Our growth will impose substantial added responsibilities on our existing senior management, including the need to identify, recruit and integrate new senior level managers. This diversion of management resources may limit our ability to implement or to effectively oversee our growth and operating strategies.

WE RELY ON SEVERAL KEY MANUFACTURERS FOR ALMOST ALL OF OUR INVENTORY PURCHASES.

     Our success depends, to a significant extent, on continued relationships with two major manufacturers from whom we purchase approximately 43% of our new products. Cancellation or modification of the dealer agreements with these two manufacturers could have a material adverse effect on our revenues by limiting the availability of desirable products. Dealer representation decisions for manufacturer brands are made at the manufacturers' plants on a brand-by-brand basis, rather than centrally at each respective manufacturers' corporate headquarters. We currently purchase over 70 brands of RVs and boats from over 15 manufacturers. The loss of a significant number of brands would reduce our competitiveness by decreasing our potential sales.

WE MUST RESPOND EFFECTIVELY TO THE COMPETITION WE FACE FROM OTHER RV DEALERS AS WELL AS BUSINESSES THAT OFFER PRODUCTS TYPICALLY PURCHASED WITH DISCRETIONARY INCOME.

     We compete primarily on the basis of quality, available products, pricing and value, and customer service. We will not generate sufficient revenues to maintain our business unless we convince potential customers to use their disposable income to purchase our products. To compete effectively, we must be able to offer quality merchandise and service at prices generally equal to or lower than those of our competitors, many of which have substantially greater financial, marketing and other resources than we do. If our resources are not used to target the appropriate audience for our products, we will not be successful.

TO ACHIEVE OUR GROWTH STRATEGY WE MUST OBTAIN AND MAINTAIN ADEQUATE FINANCING AND CAPITAL.

     Our growth strategies depend upon our ability to obtain adequate financing and capital to purchase dealership locations and enter into strategic partnerships. Financing must be obtained for the floor plan of new and used vehicles, purchase, or purchase and lease-back, of real property for dealership operations, acquisition of common stock from selling stockholders, working capital and other capital needs. If we are unable to obtain adequate financing on suitable terms, our growth may be slower than expected and our operating results and financial condition will not be sufficient to achieve profitability.

MUCH OF OUR INCOME IS FROM FINANCING, INSURANCE AND EXTENDED SERVICE CONTRACTS, WHICH DEPEND ON THIRD-PARTY LENDERS AND INSURANCE COMPANIES.

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

     In addition, we generally offer our customers (1) a service contract that provides additional warranty coverage on their RV or some of its parts after the manufacturer's original warranty expires, and (2) various types of insurance policies that will provide money to pay a customer's RV loan if the customer dies or is physically disabled. We sell these products as a broker for unrelated companies that specialize in these types of coverage. We receive a fee for each product that we sell. Agency commission fees account for approximately 19% of our total gross profit. If our customers obtain these policies directly from the insurers, our net revenues could decline.

THE NATURE OF OUR BUSINESS EXPOSES US TO LIABILITY FOR PERSONAL INJURY AND PROPERTY DAMAGE IF ANY OF THE PRODUCTS WE SELL OR SERVICE ARE DEFECTIVE.

     The products that we sell, service and custom package have the potential to inflict significant injury or property damage. Even if the manufacturer causes the defect, we could be liable on the theory of third party product liability. We carry insurance for this in addition to the general liability insurance generally maintained by the manufacturers, but it is possible that a claim would not be covered or would exceed our policy limits.

THE LIMITED NUMBER OF PUBLICLY TRADED SHARES AND THE SEASONALITY OF OUR BUSINESS MAKE OUR STOCK SUBJECT TO SUBSTANTIAL VOLATILITY, WHICH MAY HINDER OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

     If the value of our common stock is too low, it will be difficult for us to raise additional capital through the sale of our shares. This would also make it more difficult to make acquisitions using our common stock.

TURNOVER OF MANAGERIAL PERSONNEL AT SEVERAL OF OUR DEALERSHIPS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Exchange. To date, our revenue from operations has exclusively been denominated in United States dollars. The RV and marine products that we have sold to date have been priced in United States dollars and all of our sales in the fiscal years 2001, 2000 and 1999, have been denominated in United States dollars. In the future, we may acquire RV or boat products that are priced in currencies other than United States dollars and we may expand sales operations outside the United States. If either of these events occurs, fluctuations in the values of the respective currencies in which we purchase or sell could adversely affect us. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results. In the event we conduct transactions in currencies other than the United States dollar, we intend to carefully evaluate our currency management policies. If we deem it appropriate, we may consider hedging a portion of any currency exposure in the future.

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

     We have variable floor plan notes payable that subject us to market risk exposure. At October 31, 2001 we had a maximum of $35.2 million available under floor plan contracts with $31.0 million outstanding. During fiscal 2001, the maximum floor plan amount outstanding at any month end was $ 54.2 million and the average floor plan outstanding for the year ended October 31, 2001 was $39.8 million with weighted average interest rates ranging from 9.20% to 10.60%. A hypothetical increase or decrease in the floor plan interest of 10% would impact operations by approximately $300,000. This is based on the assumption that our inventory and debt levels remain the same.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K." The response to Part II, Item 8, is submitted as a separate section of this form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be in the Proxy Statement for our annual meeting of stockholders to be filed with the SEC within 120 days after October 31, 2001 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be in the Proxy Statement for our annual meeting of stockholders to be filed with the SEC within 120 days after October 31, 2001 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be in the Proxy Statement for our annual meeting of stockholders to be filed with the SEC within 120 days after October 31, 2001 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be in the Proxy Statement for our annual meeting of stockholders to be filed with the SEC within 120 days after October 31, 2001 and is incorporated into this Annual Report on Form 10-K by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements -- The financial statements are filed as a separate section of this Form 10-K.

     (a)(2) Financial Statement Schedules

                                  SCHEDULE II

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
           FOR THE FISCAL YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                                  CHARGES
                                    BALANCE AT    TO COST     CHARGES                        OTHER         BALANCE
                                    BEGINNING       AND       TO OTHER      OTHER          CHARGES-         AT END
YEAR  DESCRIPTION                   OF PERIOD     EXPENSES    ACCOUNTS   ADDITIONS(a)   (DEDUCTIONS)(b)   OF PERIOD
----  -----------                   ----------   ----------   --------   ------------   ---------------   ----------
2001  Finance Commissions
      Chargeback Reserves(c)......   $245,246    $   54,765      $--       $     --        $(153,026)     $  146,985
2001  Deferred Tax Valuation
      Allowance...................   $     --    $4,834,000      $--       $     --        $      --      $4,834,000
2000  Finance Commissions
      Chargeback Reserves.........   $ 63,309    $  296,132      $--       $245,247        $(359,442)     $  245,246
1999  Finance Commissions
      Chargeback Reserves.........   $ 93,498    $   30,357      $--       $     --        $ (60,546)     $   63,309

---------------

(a) Finance commissions chargeback reserves from business acquisitions.

(b) Finance commissions chargebacks paid.

(c) Effective November 1, 2000, we changed our revenue recognition policy related to commissions earned for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. While this change eliminated the need for a reserve for chargebacks on retail financing and credit life commissions, the Company's methodology for determining chargeback reserves for their extended warranty and service contracts supported continued reserves for these contracts.

     All other schedules have been omitted as they are either not applicable, not required or the information is included in the Consolidated Financial Statements or notes thereto.

     "Report of Independent Certified Public Accountants on Financial Statements Schedule"

     To the Board of Directors of Holiday RV Superstores, Inc.

     Our audits of the consolidated financial statements referred to in our report, which includes an explanatory paragraph indicating substantial doubt as to the Company's ability to continue as a going concern and an explanatory paragraph indicating a change in the Company's method of accounting for certain revenues to conform to the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements.", dated January 25, 2002, appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

     PricewaterhouseCoopers, LLP

     Fort Lauderdale, Florida
     January 25, 2002

     (a)(3) Exhibits -- The Exhibits filed as part of this Form 10-K are listed on the Index to Exhibits following the financial statements.

     (b) Reports on form 8-K

     Current Report on Form 8-K dated January 7, 2002 filed with the Securities and Exchange Commission on January 11, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 29, 2002                        HOLIDAY RV SUPERSTORES, INC.

                                               By:    /s/ MARCUS LEMONIS
                                                  ----------------------------
                                                        Marcus Lemonis
                                                  Chairman of the Board, Chief
                                                     Executive Officer, and
                                                          Director

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ MARCUS LEMONIS                     Chairman of the Board, Chief      January 29, 2002
 ------------------------------------------------     Executive Officer, and Director
                  Marcus Lemonis


                /s/ CASEY GUNNELL                       President, Chief Financial       January 29, 2002
 ------------------------------------------------      Officer (Principal Accounting
                  Casey Gunnell                      Officer), Secretary and Director


                /s/ LEE B. SANDERS                               Director                January 29, 2002
 ------------------------------------------------
                  Lee B. Sanders


                /s/ LEE A. IACOCCA                               Director                January 29, 2002
 ------------------------------------------------
                  Lee A. Iacocca


                /s/ DAVID A. KAMM                                Director                January 29, 2002
 ------------------------------------------------
                  David A. Kamm

                      HOLIDAY RV SUPERSTORES, INCORPORATED

                               TABLE OF CONTENTS

                                                              SECTION
                                                              -------
Report of Independent Certified Public Accountants..........    F-2
Consolidated Financial Statements:
  Balance Sheets............................................    F-3
  Statements of Operations..................................    F-4
  Statements of Shareholders' Equity........................    F-5
  Statements of Cash Flows..................................    F-6
  Notes to Consolidated Financial Statements................    F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors of
Holiday RV Superstores, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Holiday RV Superstores, Inc. and its subsidiaries at October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the financial statements, in 2001, the Company changed its method of accounting for certain revenues to conform to the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 9 to the financial statements, the Company does not have a definitive agreement in place with its primary floor plan lender to cover their floor plan financing requirements. Additionally, the Company has incurred significant net losses during the fiscal years ended October 31, 2001 and 2000 and has net cash outflows from operations that may require additional funding. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS, LLP
Fort Lauderdale, Florida
January 25, 2002

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     OCTOBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $    93,484   $ 2,215,352
  Restricted cash and investments...........................    1,131,662            --
  Accounts receivable
    Trade and contracts in transit..........................    1,631,871     3,104,774
    Other...................................................      989,492     1,338,352
  Inventories, net..........................................   34,363,637    59,981,771
  Prepaid expenses..........................................      161,709       443,696
  Refundable income taxes...................................      529,888     1,399,793
  Current deferred income taxes.............................           --       658,981
  Property held for sale....................................      633,468            --
  Other.....................................................      124,958            --
                                                              -----------   -----------
         Total current assets...............................   39,660,169    69,142,719
Property and equipment, net.................................   11,339,229    12,418,047
Other assets
  Goodwill, net of accumulated amortization of $654,273 and
    $266,440................................................    5,665,656     7,662,958
  Other.....................................................      229,399       754,530
Noncurrent deferred income taxes............................           --       207,967
                                                              -----------   -----------
         Total assets.......................................  $56,894,453   $90,186,221
                                                              ===========   ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Floor plan notes payable..................................  $31,034,172   $53,884,241
  Accounts payable..........................................    2,131,754     1,190,140
  Customer deposits.........................................      142,962       405,678
  Accrued expenses and other current liabilities............    3,875,897     3,834,868
  Deferred finance and insurance income.....................      940,043            --
  Current portion of capital lease obligation...............      126,015       113,798
  Current portion of LIFO tax liability.....................      333,935       250,451
  Current portion of mortgages payable......................      198,412       166,783
  Current portion of notes payable..........................    1,662,923       223,161
  Current portion of deferred gain on leaseback
    transaction.............................................       48,624        48,626
                                                              -----------   -----------
         Total current liabilities..........................   40,494,737    60,117,746
  Long-term capital lease obligation, less current
    portion.................................................      123,177       218,381
  LIFO tax liability, less current portion..................      333,935       751,354
  Long-term mortgages payable, less current portion.........    6,787,776     6,986,188
  Long-term notes payable, less current portion.............      500,000        77,386
  Deferred gain on leaseback transaction, less current
    portion.................................................      376,858       425,482
  Convertible notes payable.................................           --     3,231,920
                                                              -----------   -----------
         Total liabilities..................................   48,616,483    71,808,457
                                                              -----------   -----------
Commitments and Contingencies
Shareholders' equity
  Preferred stock $.01 par; shares authorized 2,000,000;
    issued 0
  Common stock, $.01 par, shares authorized 23,000,000;
    issued 9,352,000 and 7,940,000..........................       93,520        79,400
  Additional paid-in capital................................   13,630,108     7,139,197
  Retained earnings (deficit)...............................   (4,904,003)   11,700,822
  Treasury stock, 300,700 shares at cost....................     (541,655)     (541,655)
                                                              -----------   -----------
         Total shareholders' equity.........................    8,277,970    18,377,764
                                                              -----------   -----------
         Total liabilities and shareholders' equity.........  $56,894,453   $90,186,221
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED OCTOBER 31,
                                                      -----------------------------------------
                                                          2001           2000          1999
                                                      ------------   ------------   -----------
Sales and service revenue
  Vehicle and marine................................  $120,794,939   $138,155,081   $72,240,919
  Service, parts and accessories....................    10,075,207      9,240,171     6,233,791
  Other, net........................................     3,476,908      4,972,094     2,921,580
                                                      ------------   ------------   -----------
          Total sales and service revenue...........   134,347,054    152,367,346    81,396,290
                                                      ------------   ------------   -----------
Cost of sales and service
  Vehicles and marine...............................   109,711,839    122,284,905    63,883,910
  Service, parts and accessories....................     5,989,109      5,089,500     3,485,500
                                                      ------------   ------------   -----------
          Total cost of sales and service...........   115,700,948    127,374,405    67,369,410
                                                      ------------   ------------   -----------
Gross profit........................................    18,646,106     24,992,941    14,026,880
Selling, general and administrative expenses........    26,836,270     25,031,909    10,291,795
Goodwill impairment.................................     1,572,590             --            --
                                                      ------------   ------------   -----------
Income (loss) from operations.......................    (9,762,754)       (38,968)    3,735,085
Other income (expense):
  Interest income...................................        47,707        117,788       554,557
  Interest expense..................................    (4,641,117)    (5,094,560)   (1,133,687)
                                                      ------------   ------------   -----------
          Total other income (expense)..............    (4,593,410)    (4,976,772)     (579,130)
                                                      ------------   ------------   -----------
Gain (loss) on sale of fixed assets.................      (106,095)        35,845       318,820
Loss on debt conversion.............................    (1,523,545)            --            --
Gain on insurance recovery..........................       358,562             --            --
                                                      ------------   ------------   -----------
Income (loss) before income taxes (benefit) and
  cumulative effect of a change in accounting
  principle.........................................   (15,627,242)    (4,979,895)    3,474,775
Income taxes (benefit)..............................       (53,343)    (1,775,120)    1,321,000
                                                      ------------   ------------   -----------
Net income (loss) before cumulative effect of a
  change in accounting principle....................   (15,573,899)    (3,204,775)    2,153,775
Cumulative effect as of November 1, 2000 related to
  the implementation of SAB 101 (See Note 2)........    (1,030,926)            --            --
                                                      ------------   ------------   -----------
Net income (loss)...................................  $(16,604,825)  $ (3,204,775)  $ 2,153,775
                                                      ============   ============   ===========
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) before cumulative effect of a change
  in accounting principle...........................  $      (1.91)  $      (0.42)  $       .30
Cumulative effect as of November 1, 2000 related to
  the implementation of SAB 101.....................  $      (0.13)  $         --   $        --
                                                      ------------   ------------   -----------
Net income (loss)...................................  $      (2.04)  $      (0.42)  $       .30
                                                      ============   ============   ===========
Pro-forma amounts assuming SAB 101 is applied
  retroactively:
  Net income (loss).................................                 $ (3,607,000)  $ 2,154,000
                                                                     ============   ===========
  Basic and diluted earnings (loss) per common
     share..........................................                 $       (.48)  $       .30
                                                                     ============   ===========

          See accompanying notes to consolidated financial statements

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                     COMMON STOCK       ADDITIONAL                           TREASURY STOCK
                                  -------------------     PAID-IN          RETAINED        -------------------     DEFERRED
                                   SHARES     AMOUNT      CAPITAL     EARNINGS (DEFICIT)   SHARES     AMOUNT     COMPENSATION
                                  ---------   -------   -----------   ------------------   -------   ---------   ------------
Balance at October 31, 1998.....  7,465,000   $74,650   $ 5,112,271      $ 12,751,822      251,700   $(430,098)     $(937)
  Net income for the year.......                                            2,153,775
  Exercise of common stock
    options.....................     40,000      400         72,100
  Return of unvested restricted
    bonus stock.................                                                             2,500      (2,681)
  Treasury shares repurchased...                                                            46,500    (108,876)
  Amortization of deferred
    compensation................                                                                                      937
                                  ---------   -------   -----------      ------------      -------   ---------      -----
Balance at October 31, 1999.....  7,505,000   75,050      5,184,371        14,905,597      300,700    (541,655)        --
  Net loss for the year.........                                           (3,204,775)
  Exercise of common stock
    options.....................    135,000    1,350        234,316
  Stock option compensation
    expense.....................                             72,290
  Options and warrants issued to
    lenders and consultants.....                            308,220
  Tax benefit of incentive stock
    options.....................                             65,000
  Shares issued for
    acquisition.................    300,000    3,000      1,275,000
                                  ---------   -------   -----------      ------------      -------   ---------      -----
Balance at October 31, 2000.....  7,940,000   79,400      7,139,197        11,700,822      300,700    (541,655)        --
  Net loss for the year.........                                          (16,604,825)
  Stock compensation expense....                             49,500
  Debt conversion...............    912,000    9,120      4,645,285
  Stock issued to consultant....    500,000    5,000      1,575,000
  Options and warrants issued to
    lenders and consultants.....                            221,126
Balance at October 31, 2001.....  9,352,000   $93,520   $13,630,108      $ (4,904,003)     300,700   $(541,655)     $  --
                                  =========   =======   ===========      ============      =======   =========      =====


                                     TOTAL
                                  ------------
Balance at October 31, 1998.....  $ 17,507,708
  Net income for the year.......     2,153,775
  Exercise of common stock
    options.....................        72,500
  Return of unvested restricted
    bonus stock.................        (2,681)
  Treasury shares repurchased...      (108,876)
  Amortization of deferred
    compensation................           937
                                  ------------
Balance at October 31, 1999.....    19,623,363
  Net loss for the year.........    (3,204,775)
  Exercise of common stock
    options.....................       235,666
  Stock option compensation
    expense.....................        72,290
  Options and warrants issued to
    lenders and consultants.....       308,220
  Tax benefit of incentive stock
    options.....................        65,000
  Shares issued for
    acquisition.................     1,278,000
                                  ------------
Balance at October 31, 2000.....    18,377,764
  Net loss for the year.........   (16,604,825)
  Stock compensation expense....        49,500
  Debt conversion...............     4,654,405
  Stock issued to consultant....     1,580,000
  Options and warrants issued to
    lenders and consultants.....       221,126
Balance at October 31, 2001.....  $  8,277,970
                                  ============

          See accompanying notes to consolidated financial statements

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED OCTOBER 31,
                                                   --------------------------------------------
                                                       2001            2000            1999
                                                   -------------   -------------   ------------
Cash Flows from Operating Activities:
  Cash received from customers...................  $ 136,570,671   $ 153,156,135   $ 80,483,810
  Cash paid to suppliers and employees...........   (135,726,680)   (149,099,253)   (76,283,283)
  Interest received..............................         47,707         338,155        554,557
  Interest paid..................................     (4,850,627)     (4,935,418)    (1,123,323)
  Income taxes (paid) refunded...................      1,454,809         (28,084)    (1,420,505)
                                                   -------------   -------------   ------------
          Net cash (used in) provided by
            operating activities.................     (2,504,120)       (568,465)     2,211,256
                                                   -------------   -------------   ------------
Cash Flows from Investing Activities:
  Purchase of property and equipment.............       (580,801)     (3,418,066)    (1,613,022)
  Proceeds from the sale of property and
     equipment...................................        596,814         688,106      1,173,348
  Restricted cash................................     (1,131,662)             --             --
  Proceeds from insurance on Clermont fire.......        620,888              --             --
  Proceeds from the sale-leaseback of property...             --       2,102,891             --
  Payments for businesses acquired, net of
     cash........................................             --      (6,180,770)            --
                                                   -------------   -------------   ------------
          Net cash used in investing
            activities...........................       (494,761)     (6,807,839)      (439,674)
                                                   -------------   -------------   ------------
Cash Flows from Financing Activities:
  Treasury stock purchase........................             --              --       (108,876)
  Repayment of capital lease obligations.........        (82,987)        (78,944)       (57,748)
  Proceeds from notes payable....................      2,000,000       3,921,358             --
  Repayments of notes payable....................     (1,040,000)     (5,802,020)            --
  Proceeds from the exercised stock options......             --         231,998         72,500
  Proceeds from notes on real property...........             --       2,200,000             --
                                                   -------------   -------------   ------------
          Net cash provided by (used in)
            financing activities.................        877,013         472,392        (94,124)
                                                   -------------   -------------   ------------
Net increase (decrease) in Cash and Cash
  Equivalents....................................     (2,121,868)     (6,903,912)     1,677,458
Cash and Cash Equivalents, beginning of year.....      2,215,352       9,119,264      7,441,806
                                                   -------------   -------------   ------------
          Cash and Cash Equivalents, end of
            year.................................  $      93,484   $   2,215,352   $  9,119,264
                                                   =============   =============   ============

          See accompanying notes to consolidated financial statements.

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES

                                                             YEARS ENDED OCTOBER 31,
                                                   --------------------------------------------
                                                       2001            2000            1999
                                                   -------------   -------------   ------------
Reconciliation of Net (loss) Income to Net Cash
  provided by (used in) Operating Activities
Net (loss) income................................  $ (16,604,825)  $  (3,204,775)  $  2,153,775
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
  Depreciation and amortization..................      1,083,282         803,546        317,840
  Amortization of deferred gain..................        (48,626)             --             --
  Stock option compensation and warrant
     issuance....................................        270,626         380,510             --
  Amortization of deferred compensation..........             --              --            937
  Return of unvested deferred compensation.......             --              --         (2,681)
  Deferred income taxes..........................             --        (337,896)       (24,000)
  Income tax benefit.............................             --      (1,437,224)            --
  (Gain) loss on disposal of property and
     equipment...................................        106,095         (35,845)      (318,820)
  Gain on involuntary conversion of assets.......       (358,562)             --             --
  Loss on debt conversion........................      1,523,545              --             --
  Loss on goodwill impairment....................      1,572,590              --             --
  Stock issued to consultant.....................      1,580,000              --             --
  Cumulative effect as of November 1, 2000
     related to the implementation of SAB 101....      1,030,926              --             --
Changes in assets and liabilities, net of effect
  of acquisitions:
  (Increases) decreases in:
     Accounts receivable.........................      1,821,763        (162,940)      (838,628)
     Refundable income taxes.....................        869,905         (28,084)       (75,505)
     Inventories.................................     25,618,134      (1,520,326)    (4,804,059)
     Prepaid expenses............................        281,987        (168,814)       (37,587)
     Deferred income taxes.......................        866,948              --             --
     Other assets................................        437,052       1,334,654        (45,968)
  Increases (decreases) in:
     Floor plan contracts........................    (22,850,069)      3,650,002      5,589,760
     Accounts payable............................        941,614      (1,254,625)       101,551
     Customer deposits...........................       (262,716)        294,159        (73,851)
     Accrued expenses............................        (49,854)      1,119,193        268,492
     LIFO liability..............................       (333,935)             --             --
                                                   -------------   -------------   ------------
Net cash provided by (used in) operating
  activities.....................................  $  (2,504,120)  $    (568,465)  $  2,211,256
                                                   =============   =============   ============

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

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

     The Company's dealerships have historically experienced, and we expect its dealerships to continue to experience, seasonal fluctuations in revenues with a larger percentage of revenues typically being realized in the second quarter of our fiscal year. In addition, our results can be significantly affected by the timing of acquisitions and the integration of acquired stores into our operations.

     Effective November 11, 1999, the Company acquired all of the outstanding capital stock of County Line Select Cars, Inc. for a cash price of $5.0 million and $1.5 million in notes convertible into the Company's common stock (See Note 4 "Acquisitions").

     On March 1, 2000, the Company acquired all of the outstanding stock of Little Valley Auto & RV Sales, Inc. for a cash price of $1.7 million and $1.7 million in a note convertible into the Company's common stock (See Note 4 "Acquisitions").

     On October 31, 2000, the Company purchased all of the outstanding stock of Hall Enterprises, Inc. The total purchase price paid was $1.3 million and consisted of 300,000 shares of the Company's common stock (See Note 4 "Acquisitions").

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles Of Consolidation: The consolidated financial statements include the accounts of Holiday RV Superstores, Inc. and its wholly-owned subsidiaries, which include Holiday RV Rental/Leasing, Inc., Holiday RV Superstores of South Carolina, Inc., Holiday RV Superstores West, Inc., Holiday RV Superstores of New Mexico, Inc., Holiday RV Assurance Corporation, County Line Select Cars, Inc., Little Valley Auto & RV Sales, Inc., and Hall Enterprises, Incorporated. All intercompany accounts and transactions have been eliminated in consolidation.

     Basis Of Presentation: The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplate continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern.

     As more fully discussed in Note 9 "Floor Plan Contracts and Note 17 "Subsequent Events", the Company's primary floor plan agreement entered into in fiscal year 2001 expired on November 30, 2001. Currently the Company is financing its new and used marine and vehicle inventory at eight of its locations under a forbearance agreement that amended and extended the primary floor plan agreement through January 23, 2002. The Company's non-compliance with the financial covenants has not been waived. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The primary floor plan lender will assess the Company's ability to continue to comply with its operational and administrative requirements, the Company's ability to raise additional capital and the Company's ability to meet its fiscal year 2002 financial plans. A satisfactory outcome of this process will result in a new primary floor plan agreement with recast financial covenants or a continuation of the forbearance period until all negotiations are final. While the Company has retained the ability to floor plan its inventory, failure to come to terms with their primary lender and/or obtain sufficient floor plan financing could have a material adverse effect on the business and the Company's ability to continue as a going concern.

     Additionally, the Company incurred a net loss of $16.6 million in fiscal 2001 and incurred net cash outflows from operations of approximately $2.5 million in fiscal 2001. Beginning in the second quarter fiscal 2001, management focused on inventory management by reducing inventory levels to allow the Company to effectively and profitably operate within the stocking levels available under the April 2000 amended primary floor plan agreement. The inventory initiative resulted in a 42.7% reduction in the year over year inventory levels (See Note 6 "Inventories"). In addition, the short term performance and the long term potential for each retail location were reviewed together with each dealership's management team. As a result, three underperforming or dealerships competing in the same markets were closed and the market consolidated into other Company dealerships. A fourth dealership was closed in December 2001. Management believes that with the restructuring of its dealerships and the focus on managing its inventory to optimum levels and turns, the continuation of rigid expense control, the infusion of additional capital (See Note 17 "Subsequent Events") and the continued support of its primary floor plan lender under more favorable terms, improved revenues, profits and cash flows from operations will result in fiscal year 2002. While Management believes that performance will improve in fiscal year 2002, the Company may be required to obtain additional outside funding to fund operating deficits. Management further believes that additional financing will be made available to support the Company's liquidity requirements and that certain costs and expenditures could be reduced further should any needed additional funding not be available. Failure to generate sufficient revenues, raise additional capital or continue to restrain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

     Cash And Cash Equivalents: Holiday considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts, money market funds and overnight repurchase agreements.

     Inventories. Inventories are valued at the lower of cost or market. New and used vehicles are accounted for using specific identification. Cost of parts and accessory inventories is determined by the first-in, first-out (FIFO) method.

     Property And Equipment: Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting purposes. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. The estimated useful lives of the property and equipment range from 3 to 31 years. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets which are sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in the results of operations.

     Intangible Assets: Intangible assets include costs in excess of identifiable assets acquired (goodwill) and costs allocable to the estimated fair value of a covenant not to compete arrangement. Goodwill is being amortized using the straight-line method over 20 years. The covenant not to compete was amortized over its contractual life using the straight-line method and has been fully amortized as of October 31, 2001.

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

     Income Taxes: Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. The temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Revenue Recognition and Cumulative Effect of Change in Accounting
Principle: Retail sales and related costs of vehicles, parts and service are recognized in operations upon delivery of products or services to customers or, in the case of RVs, when the title passes to the customer.

     Prior to November 1, 2000, commissions earned by the Company for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products was recognized when the related vehicle or marine sale was recognized. Pursuant to dealer agreements negotiated with the indirect retail lending institutions and credit life insurance companies, the Company is charged back for all or a portion of these commissions should the customer terminate or default on the related contract during a stipulate period beginning at the contract date. After the passage of the stipulated period, all commissions received are not subject to charge back. The Company established a reserve for possible chargebacks based on historical experience for the repayment of commissions to the indirect lenders and credit life insurance.

     Effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned by the Company for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. This change was made in accordance with the implementation of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended October 31, 2001. The net effect reflects the deferral as of November 1, 2000 of approximately $1.0 million of revenue net of chargebacks previously recognized. The Company recognized the revenue included in the cumulative effect adjustment during the year ended October 31, 2001. The effects of this change in accounting principle on net loss and net loss per share for the year ended October 31, 2001 were decreases of approximately $100,000 and $0.01 per share respectively.

     Commissions earned on extended warranty and service contracts sold on behalf of third-party administrators are generally recognized at the later of customer acceptance of the contract terms as evidenced by contract execution, or when the related vehicle or marine sale is recognized. The Company is charged back for a portion of these commissions should the customer terminate or default on the contract prior to its scheduled maturity. The chargeback reserve, which is not material to the financial statements taken as a whole as of October 31, 2001, 2000 and 1999 is based on the Company's experience for repayments or defaults on these contracts.

     Stock-Based Compensation: Holiday accounts for stock option grants and other forms of employee stock-based compensation in accordance with the requirements of Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees ("APB 25"), and related interpretations. APB 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. Holiday provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting For Stock Based Compensation ("SFAS 123") and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123.

     Loss Per Common Share: Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per common share is based upon the weighted average number of shares outstanding, plus the effects of potentially dilutive common shares consisting of stock options and warrants. For the years ended October 31, 2001 and 2000, options to purchase 752,166 and 430,923 shares of common stock, respectively, and warrants to purchase 407,000 and 382,000 shares of common stock, respectively, were excluded from the calculation of loss per share since their inclusion would be antidilutive (See
Note 10 "Stock Options and Warrants").

     A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings (loss) per share is as follows:

                                                                 OCTOBER 31,
                                                      ---------------------------------
                                                        2001        2000        1999
                                                      ---------   ---------   ---------
Basic
  Weighted average number of common shares
     outstanding....................................  8,152,648   7,592,397   7,184,200
                                                      =========   =========   =========
Diluted
  Weighted average number of common shares
     outstanding....................................  8,152,648   7,592,397   7,184,200
Dilutive stock options and convertible notes........         --          --     120,500
                                                      ---------   ---------   ---------
                                                      8,152,648   7,592,397   7,304,700
                                                      =========   =========   =========

     Advertising: Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs were approximately $2,680,000, $2,679,000 and $1,046,000 for the years ended October 31, 2001, 2000 and 1999, respectively.

     Fair Value Of Financial Instruments: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable and capital lease obligations approximate fair value.

     Use Of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications: Certain prior year amounts have been reclassified from previous presentations to conform to 2001 presentation.

     Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against that new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for asset retirement obligation and the associated asset retirement cost. SFAS 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. Management does not expect SFAS 143 to have a material effect on the Company's financial statements.

     In September 2001, the Financial Accounting Standards Board issued Statement Of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is still analyzing the potential impacts of this pronouncement.

3.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes the Company's non-cash investing and financing transactions:

                                                       FISCAL YEAR ENDED OCTOBER 31,
                                                     ---------------------------------
                                                        2001         2000       1999
                                                     ----------   ----------   -------
Decrease in deferred compensation from return of
  unvested, restricted bonus stock.................  $       --   $       --   $ 2,861
Construction expenses included in accrued
  expenses.........................................          --           --    50,566
Common stock issued for business acquisitions......          --    1,278,000        --
Mortgage notes payable assumed in connection with
  acquisition of building and land.................          --    5,010,864        --
Convertible notes payable issued in connection with
  business acquisitions............................          --    3,231,920        --
Conversion of seller notes.........................   3,231,920           --        --
Common stock issuable to financial consultant......   1,580,000           --        --
Vehicles delivered as repayment of bridge loan.....     132,987           --        --

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

     The performance of the County Line dealerships in fiscal 2001 and the effect of each on the contiguous markets three of the dealerships compete in resulted in the Company's decision to close two dealerships in October, 2001. The overall performance in the market was unacceptable to the Company and the Company's new focus is to create one large dealership to service the entire area as compared to the three dealerships, two of which were smaller operations. Management concluded that , given these actions, the goodwill associated with the two closed locations of approximately $ 1.6 million was impaired and should be written off. The Company considers a number of factors to be its primary indicators of potential impairment. With the Company's overall branding philosophy under the Recreation USA name, the assignment of goodwill during the acquisition phase of the Company's growth was location specific and derived based on past performance of the individual acquired dealerships.

     All inventory, furniture and equipment were transferred from the closed dealerships to other Company dealerships for sale or placed into operation at their current carrying value. The Company intends to sell the real estate of the closed dealerships and expects to receive, at a minimum, the carrying value for these assets.

     On March 1, 2000, the Company acquired 100% of the issued and outstanding stock of Little Valley Auto & RV Sales, Inc. ("Little Valley"), Prosperity, West Virginia. Little Valley also sold marine products, motorcycles and all terrain vehicles. The total purchase price paid to the Little Valley shareholders was $3.4 million, consisting of $1.7 million cash and $1.7 million in a note convertible into Holiday common stock. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.7 million in goodwill, to be amortized over 20 years on a straight-line basis. Operations of Little Valley are included in the accompanying consolidated statement of operations beginning March 1, 2000.

     On October 31, 2000 the Company acquired 100% of the issued and outstanding stock of Hall's Enterprises, Inc. ("Hall"), Lexington, Kentucky, a recreational vehicle dealership in Lexington, Kentucky. The total purchase price paid to Hall's shareholders was approximately $1.3 million, paid with Company's common stock valued at $4.26 per share based on the average of the stock's trading value for the five days before and five days after the acquisition was announced. The acquisition has been accounted for under the purchase accounting method, and, accordingly the results of operations of Hall have been included in the Company's consolidated financial statements from October 31, 2000. The excess purchase price over the fair value of the net identifiable assets acquired of approximately $1.3 million has been recorded as goodwill, to be amortized over 20 years on a straight line basis. The Company may be required to pay additional contingent consideration of up to 100,000 shares of the Company's common stock if certain pre-tax earnings levels are achieved in fiscal 2001 and 2002. Pre-tax earnings levels for fiscal 2001 were not achieved. The additional payments, if any, will be accounted for as additional goodwill.

     On March 17, 2000 the Company entered into a lease with and acquired from Luke Potter Winnebago inventory and selected operating assets, in connection with the relocation of its Orlando, Florida dealership.

  ACQUISITION DEBT

     In connection with the acquisition of County Line Select Cars, Inc., Holiday issued two $750,000 notes to the former shareholders of County Line. The notes had a three-year term and were issued at an interest rate of 8.25% per annum. Payments of interest only were due quarterly, with the full principal balance due no later than three years from issuance. The notes were convertible, at the option of the holder, into common stock of Holiday at a fixed conversion price per share, at any time after two years from the date of issuance.

     In connection with the acquisition of Little Valley Auto & RV Sales, Inc., Holiday issued a note to the former shareholders of Little Valley in the amount of $1.73 million. The note had a three-year term and was issued at an interest rate of 7.5% per annum. Payments of interest only were due quarterly, with the full principal balance due no later than three years from issuance. The note was convertible, at the option of the holder, into common stock of Holiday at a fixed conversion price per share, at anytime after two years from the date of issuance.

     In April 2001, the former shareholders of County Line Select Cars, Inc. and Little Valley Auto & RV Sales, Inc. agreed to convert their seller notes into shares of the Company's common stock. The Company is in the process of registering such shares. Seller notes with principal balances of $3,231,920 were exchanged for 912,000 shares of the Company's common stock valued at $2,688,486 based on the closing market price on the dates of conversion as reported by the Nasdaq National Market. Since the terms of the conversion modified the original conversion terms that would have called for shares to be issued at a fixed conversion price of $7.50 per share resulting in 430,923 shares, the Company was required to record a conversion expense equal to the fair value of the incremental shares (481,077) issued, or $1,523,545 including merchandise credits and other consideration of $102,256.

     The Company borrowed $1.6 million in 2000 from Doerge Capital Management in connection with the Little Valley acquisition. The interest rate was 15.0% per annum. In connection with the loan, Holiday issued to the lender, warrants to purchase 22,000 shares of Holiday common stock at the then market price. The warrants have a five-year term and vest in one year. Approximately $29,000 in value has been ascribed to the warrants using the Black-Scholes pricing model and the value has been recognized as consulting expense by the Company. Principal and interest were due 90 days from funding. The loan has been repaid in full by the Company. A member of the Company's Board of Directors at the time is president of Doerge Capital Management.

     On May 11, 2000, the Company borrowed $1.0 million from an officer of the Company, principally to repay acquisition-related debt. The interest rate was 6.75% per annum. The Company paid $36,000 in loan fees to the lender and issued warrants to purchase 10,000 shares of common stock of the Company at then market price. The loan principal and interest was paid in full by the Company in August 2000.

5.  OTHER DEBT

  BRIDGE FINANCING

     In December 2000 the Company received $1,000,000 in bridge financing advanced by a third party at an annual interest rate of 15%. The Company has made no interest or principal repayments, but granted warrants to purchase 25,000 shares of common stock at $4.02 per share, 110% of the average market price for the 21 trading days prior to closing. These warrants were valued at approximately $25,000 and charged to interest expense during the quarter ended July 31, 2001 based on a Black-Scholes option pricing model with the following assumptions: (1) average discount rate of 4.9%, (2) volatility of 30% and (3) a warrant life of five years. In addition the Company provided the unlimited use of a Class A RV charging the cost of the unit of $127,000 to advertising expense. The loan is currently due on demand but expected to be renegotiated.

     In January 2001 the Company received $500,000 in bridge financing from an affiliate of a former director and a former officer/director of the Company (See
Note 14 "Related Party Transactions"). The note bears an interest rate of 6.75% with interest and principal due at maturity. The outstanding principal balance at October 31, 2001 was $340,000. Subject to final agreement of terms the Company and the holders agreed to restructure the loan and a second demand loan, described below under "Other Notes", by converting all but $128,000 of the remaining unpaid balance of both loans to the Company's common stock (See Note 14 "Related Party Transactions" and Note 17 "Subsequent Events").

     In August 2001, the Company received $500,000 in bridge financing from an unrelated third party. The loan bears an interest rate of 10% with interest payable on the last business day of each month until maturity, October 31, 2001, with the principal balance due at maturity. In addition, the Company has granted the right to the lender to a second mortgage on certain dealership properties collateralized by a first mortgage of its primary lender. The Company also granted 25,000 warrants to purchase the Company's common stock at $3.16 per share, the market closing price on the date of the grant. The warrants expire on the fifth anniversary date of the grant. The warrants were valued at approximately $26,000 based on a Black-Scholes option pricing model with the following assumptions: (1) average discount rate 3.75%, (2) volatility of 30% and (3) a warrant life of five years. Subsequent to October 31, 2001, the holder agreed to restructure the loan converting $250,000 to the Company's common stock, eliminating the security interest in the dealership properties and extending the maturity of the balance to December 31, 2003 with no additional charges or penalties to the Company (See Note 17 "Subsequent Events").

     In June 2001, the Company obtained 65,000 shares of the Company's free trading common stock from an affiliate of a former director and a former officer/director of the Company to combine with a $20,000 cash settlement of all claims under an Amended Employment Agreement with its former Chief Financial Officer (See Note 14 "Related Party Transactions"). In connection with the share settlement of this obligation on behalf of the Company, the Company's debt to this affiliate was increased by $200,000 based on the trading value of the 65,000 shares at that at that time. As of October 31, 2001 the unpaid balance of this advance was $67,000. Subsequent to October 31, 2001, the holders agreed to combine the liabilities of both loans by converting all but $128,000 of the combined liability to common stock (See 14 "Related Party Transactions" and Note 17 "Subsequent Events").

  BANK DEBT

     The Company has various term notes outstanding with banks with an aggregate principal balance of $2,377,000 at October 31, 2001. Each have monthly payments of interest or principal and interest and mature at various times through May 2005. The notes are collateralized by real property or by other assets of the Company.

     Future principal maturities of term loans and mortgage debt from acquisitions (See Note 4 "Acquisitions") as of October 31, 2001 are as follows:

YEAR ENDING OCTOBER 31,
-----------------------
2002.....................................................  $1,861,335
2003.....................................................     171,825
2004.....................................................     188,246
2005.....................................................     206,241
2006.....................................................     225,960
Thereafter...............................................   6,495,504
                                                           ----------
Total....................................................  $9,149,111
                                                           ==========

6.  INVENTORIES

     Inventories are summarized as follows:

                                                                    OCTOBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
New Vehicles...............................................  $27,279,230   $43,190,901
New Marine.................................................      516,340     1,337,623
Used Vehicles..............................................    5,150,933    12,620,666
Used Marine................................................       57,440       494,064
Parts and accessories......................................    1,359,694     2,338,517
                                                             -----------   -----------
                                                             $34,363,637   $59,981,771
                                                             ===========   ===========

7.  PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                                    OCTOBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Land.......................................................  $ 2,988,978   $ 3,477,690
Buildings and leasehold improvements.......................    7,630,164     7,735,968
Machinery and shop equipment...............................      315,479     1,642,662
Office equipment and furniture.............................    1,804,765     1,051,481
Vehicles...................................................      621,252       396,341
Construction in progress...................................           --            --
                                                             -----------   -----------
                                                              13,360,638    14,304,142
Less accumulated depreciation and amortization.............   (2,021,409)   (1,886,095)
                                                             -----------   -----------
                                                             $11,339,229   $12,418,047
                                                             ===========   ===========

     Depreciation expense for the years ended October 31, 2001, 2000 and 1999 are $695,449, $484,691 and $248,960, respectively.

8.  SALE-LEASEBACK

     On July 27, 2000, the Company sold its Bakersfield, California dealership facility for $2.1 million, which was $486,000 over its carrying value at the time of the sale. Concurrently with the sale, Holiday entered into a lease arrangement for the dealership facility with the purchaser for an annual lease payment of $233,400 through 2010. The gain from the sale is being recognized over the term of the lease.

9.  FLOORPLAN CONTRACTS

     The Company finances substantially all new and used inventories through floor plan financing arrangements with one primary and several smaller lenders. These financing agreements generally require that substantially all new and used vehicles and marine products held in inventory be pledged as collateral. Advances become due upon sale of the related vehicle or marine product or as the related item ages beyond the allowable finance period.

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

     In April 2001, the Company completed further negotiations with its primary lender to amend several of the terms of its March 2001 amended and restated loan and security agreement. The first amendment to the amended and restated loan and security agreement modifies the collateral required by reducing the pledge of a certificate of deposit to $1.0 million and adding collateral consisting of mortgages on all unencumbered real estate. The $1.0 million certificate of deposit was established in July 2001 and is classified as restricted cash at October 31, 2001. Advances for eligible new and used inventory will bear interest at prime plus 3.0% and 3.5% respectively. The first amendment waived the Company's failure to meet the financial covenants through April 30, 2001. The agreement expired October 31, 2001. The Company did not meet the financial covenants through October 31, 2001 and is currently negotiating with the primary floor plan lender to renew its floor plan financing arrangement. The Company executed a forbearance and amendment to the expired agreement through January 23, 2002 and negotiations with the floor plan lender continue. (See Note 17 "Subsequent Events").

     The Company has negotiated an arrangement with one of its floor plan providers that requested to be paid down in February 2001 because of the Company's less than acceptable performance under its floor plan agreement and because the provider subsequently exited the business of providing floor plan financing to RV dealers. The Company is currently paying off the outstanding balance at October 31, 2001 of $2,422,019 as units are sold and repaying past due amounts on a mutually agreed schedule. The Company anticipates concluding the pay down by June 2002.

     After the Company completes its expected capital raising (See Note 17 "Subsequent Events"), negotiations will continue with the other major floor plan lender to increase the amount of floor plan financing available to, in turn, allow for additional dealerships to be included under the other major floor plan agreement. There can be no assurance that the Company will come to terms with its other major lender to obtain sufficient alternative floor plan financing to meet its business plan requirements.

     Maximum borrowings available under the contracts were $35.2 million as of October 31, 2001. The following summarizes certain information about the borrowings under the floor plan contracts:

                                                                    OCTOBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Maximum amount outstanding at any month end................  $54,193,919   $58,217,207
Average amount outstanding during the period...............  $39,829,142   $51,887,893
Weighted average interest rate during the period...........        10.60%         8.14%
Weighted average interest rate at the end of the period....         9.20%         8.79%

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

     During fiscal year 2000, the Company's 1999 Stock Compensation Program (the "Stock Compensation Program") was approved by the Company's shareholders. The Stock Compensation Program shall be administrated by the Company's Board of Directors, and provides for the issuance of up to 3,000,000 shares of common stock to employees and non-employees. Awards under the Stock Compensation Program shall be issued under the general provisions of the Stock Option Program and are exercisable, as determined by the Company's Board of Directors, over a period of time, but not more than ten years from the date of grant. Options granted under the Plan may be incentive stock options or non-qualified stock options. Stock purchase rights and stock appreciation rights may also be granted under the Plan. The exercise price of incentive stock options and non-qualified options shall be no less than 100% and 85%, respectively, of the fair market values of the Company's common stock on the grant date.

     At the Company's January 18, 2001 Board of Director's meeting, the Directors approved the grant of employee stock options to purchase shares of the Company's common stock to all employees employed on that date with one year of continuous employment with the Company. Options to purchase 487,750 shares of common stock were awarded in connection with this action. These options vest over two years, have a term of 10 years, and an exercise price of $4.00 per share based on the fair market value of the Company's common stock at January 18, 2001. The Directors also approved the granting additional future options under this program to employees employed at January 18, 2001 as they reach one year of continuous employment.

     The following table summarizes the activity of the Company's stock option plans:

                                                                   WEIGHTED AVERAGE
                                                              --------------------------
                                                              NUMBER OF   EXERCISE PRICE
                                                               OPTIONS      PER SHARE
                                                              ---------   --------------
Options outstanding, October 31, 1998.......................    300,000       $1.77
  Granted...................................................    410,000        3.21
  Exercised.................................................    (40,000)       1.81
  Forfeited.................................................         --          --
                                                              ---------
Options outstanding, October 31, 1999.......................    670,000        2.11
  Granted...................................................  1,016,000        5.55
  Exercised.................................................   (135,000)       1.83
  Forfeited/Canceled........................................   (205,000)       3.64
                                                              ---------
Options outstanding, October 31, 2000.......................  1,346,000        4.47
  Granted...................................................    728,750        3.81
  Exercised.................................................         --          --
  Forfeited/Cancelled.......................................   (818,500)       4.42
                                                              ---------
Options outstanding, October 31, 2001.......................  1,256,250        4.12
                                                              =========

     At October 31, 2001, the 1,256,250 options outstanding under all stock option plans are summarized in the following table:

                                                                                     WEIGHTED
   RANGE OF                                           AVERAGE                        AVERAGE
   EXERCISE        NUMBER      WEIGHTED AVERAGE    EXERCISE PRICE     NUMBER      EXERCISE PRICE
    PRICES       OUTSTANDING   REMAINING LIFE(1)     PER SHARE      EXERCISABLE     PER SHARE
--------------   -----------   -----------------   --------------   -----------   --------------
$1.70 - $2.55       125,000          3.21              $1.70          125,000         $1.70
$2.56 - $3.83       255,000          7.43              $3.21          180,000         $3.15
$3.84 - $5.74       686,250          7.46              $4.26          307,166         $4.52
$5.75 - $8.61       190,000          6.39              $6.34          140,000         $6.19
                  ---------                                           -------
    Total         1,256,250                                           752,166
                  =========                                           =======

---------------

(1) Average remaining contractual life in years

     On April 13, 2000, the Company entered into a financial consulting and investment agreement with Schneider Securities, Inc. for a term of one year. Compensation for these services consists of $20,000 payable upon execution of the agreement and $60,000 in installments over the remaining term of the agreement. In addition, the Company issued to Schneider warrants to purchase up to 350,000 shares of common stock as follows: 150,000 shares at $5.00 per share; 100,000 shares at $7.50 per share; and 100,000 shares at $10.00 per share. The warrants have a one-year vesting period and a term of five years. Approximately $360,000 has been ascribed to the warrants under the Black-Scholes option pricing model valuation with the following assumptions: (1) an average discount rate of 5.5%, (2) volatility of 31% and (3) an option life of five years. The value was recognized as consulting expense by the Company over the warrants vesting period. None of these warrants have been exercised as of October 31, 2001.

     In December 2000 and August 2001, the Company issued 25,000 warrants each under bridge financings (see Note 5 "Other Debt -- Bridge Financing").

     Certain employee stock options were granted in fiscal 2000 at an exercise price below fair value of the common shares on the date of grant. The Company will recognize expense for the intrinsic value of approximately $122,000 in connection with this grant. Approximately $73,000 of expense was recognized in fiscal 2000 with the remaining amount recognized over the remaining vesting period in 2001.

     Had compensation expense been determined based upon the fair value of the options at their grant dates in accordance with SFAS 123, the net loss and net loss per share for fiscal 2001 and 2000 would have been increased by approximately $696,000 and $.21 and $1,491,000 and $.20, respectively. Because options vest over several years and additional option grants are expected to be made in future years, the above proforma results are not representative of the proforma results for future years. The weighted average fair value of the options granted in fiscal 2001 and 2000 were $2.32 per share and $1.30 per share, respectively.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                2001       2000
                                                              --------   --------
Average discount rate.......................................     5.25%      5.50%
Volatility..................................................       41%        31%
Average option life.........................................  10 years   10 years

11.  INCOME TAXES

     The components of income taxes (benefit) are as follows:

                                                               OCTOBER 31,
                                                   -----------------------------------
                                                     2001        2000          1999
                                                   --------   -----------   ----------
Current:
  Federal........................................        --   $(1,302,000)  $1,106,000
  State..........................................        --      (135,000)     241,000
                                                   --------   -----------   ----------
                                                         --    (1,437,000)   1,347,000
                                                   --------   -----------   ----------
Deferred:
  Federal........................................   (53,000)     (302,000)     (35,000)
  State..........................................        --       (36,000)       9,000
                                                   --------   -----------   ----------
                                                         --      (338,000)     (26,000)
                                                   --------   -----------   ----------
Total income taxes (benefit).....................  $(53,000)  $(1,775,000)  $1,321,000
                                                   ========   ===========   ==========

     The components of deferred tax assets and liabilities consist of the following:

                                                                    OCTOBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              -----------   ---------
Deferred tax assets:
  Accrued warranty..........................................  $   113,000   $  91,000
  Property and equipment....................................       51,000      63,000
  State NOL carryover.......................................      551,000     124,000
  Non-compete agreement.....................................       73,000      73,000
  Inventory.................................................      786,000     379,000
  Deferred finance income...................................      434,000     118,000
  Accrued vacation..........................................       38,000      17,000
  Amt Credit................................................      122,000          --
  Federal NOL Carryover.....................................    2,632,000          --
  Other.....................................................       34,000       2,000
                                                              -----------   ---------
Total deferred tax assets...................................    4,834,000     867,000
Less current deferred tax assets............................           --    (659,000)
Less deferred tax asset valuation allowance.................   (4,834,000)         --
                                                              -----------   ---------
Long-term deferred tax assets...............................  $        --   $ 208,000
                                                              ===========   =========

     The Company has established a valuation allowance for the full amount of its net deferred tax assets since it has not determined that it is more likely than not that the net deferred tax asset is realizable, based upon the Company's recent earnings history.

     The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                                             OCTOBER 31,
                                            ---------------------------------------------
                                                    2001                    2000
                                            ---------------------   ---------------------
                                              AMOUNT      PERCENT     AMOUNT      PERCENT
                                            -----------   -------   -----------   -------
Income taxes (benefits) at statutory
  rate....................................  $(5,053,000)      34%   $(1,693,000)   34.0%
State income taxes, net of federal
  benefit.................................     (517,000)    3.48%      (113,000)    2.3%
Increase in valuation allowance and
  other...................................  $ 5,517,000   (33.09)%       31,000    -0.6%
                                            -----------   ------    -----------    ----
Income taxes (benefits) at effective
  rates...................................  $   (53,000)    4.39%   $(1,775,000)   35.7%
                                            ===========   ======    ===========    ====

     At October 31, 2001 the Company had a federal net operating loss carryforward of approximately $7,044,000 available to reduce future taxable
income which expires                . Under the provisions of the Internal
Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of the net operating loss carry forwards which can be used in future years.

12.  EMPLOYEE BENEFIT PLANS

     The Company has a Profit-Sharing and Employee Investment Plan, which covers substantially all employees meeting certain minimum age and service requirements. Employee contributions to the investment plan may, at the Company's discretion, be matched 25% up to a maximum employee contribution of 6% of the employee's compensation. Also, at the Company's discretion, a profit-sharing contribution may be made. Company contributions to the plan, included in selling, general and administrative expenses, were approximately $69,000, $58,000 and $113,000 for the years ended October 31, 2001, 2000 and
1999, respectively.

     Employee Stock Purchase Plan: Employees of the Company who are employed for at least five consecutive months in any calendar year, are employed at least twenty hours per week, and own less than 5% of the common stock, may purchase common stock at a 15% discount of fair market value.

13.  CAPITAL AND OPERATING LEASE COMMITMENTS

     Capital Lease: The Company leases computer equipment under agreements, which are classified as capital leases. Upon expiration of each of the leases, the Company will have an option to purchase the computer equipment for a nominal amount. The equipment is included in property and equipment in the amount of approximately $243,000 and $250,000 net of accumulated amortization of $449,167 and $410,439 at October 31, 2001 and 2000, respectively.

     Operating Lease: The Company conducts its operations from leased facilities including land and buildings in Winter Garden and Fort Myers, Florida; Roseville and Bakersfield, California; Prosperity, West Virginia; Wytheville, Virginia and Lexington, Kentucky. The leases expire on various dates through 2010, with most including renewal options. The Company closed the dealership occupying the Fort Myers facility in December 2001 and will vacate that location when the lease expires on May 1, 2002.

     As of October 31, 2001, the future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                                              CAPITAL    OPERATING
                                                               LEASE       LEASES
                                                              --------   ----------
Year ending October 31,
2002........................................................  $154,819   $1,400,240
2003........................................................    60,429    1,373,272
2004........................................................    51,937    1,304,565
2005........................................................    24,467      931,552
2006........................................................     6,225      493,168
                                                              --------   ----------
Total minimum lease payments................................  $297,877   $5,502,797
                                                                         ----------
Less amount representing interest...........................    48,685
                                                              --------
Present value of minimum lease payments.....................  $249,192
Less current portion........................................   126,015
                                                              --------
Long-term capital lease obligation..........................  $123,177
                                                              ========

     The Company's rental expense under operating leases for the fiscal years ended October 31, 2001, 2000 and 1999 was $1,369,043, $652,683 and $531,468
respectively.

14.  RELATED PARTY TRANSACTIONS

     During the fiscal year ended October 31, 1999, the Company leased facilities from its principal stockholder prior to June 30, 1999, and a trust whose beneficiaries were the heirs of one of the former principal stockholders. The Company paid an aggregate of $203,000 to these related parties in 1999. During fiscal 2000, the Company leased facilities from an officer of the Company for an aggregate of $147,000. There were no rents paid to related parties during the fiscal year ended October 31, 2001.

     In January 2001, the Company received $500,000 in bridge financing from an affiliate of a former director and a former officer/director of the Company (See
Note 5 "Other Debt -- Bridge Financing "and Note 17 "Subsequent Events").

     On January 15, 2001 the Company's chief financial officer resigned. The employment agreement provided for a termination payout of approximately $220,000 which was accrued and expensed at that time. In

June 2001 an affiliate of the former chairman and director, settled a portion of the Company's obligation with the former CFO by giving him 65,000 shares of the Company's stock. The Company issued an unsecured note for $200,000 representing the market value of the shares. The Company partially offset the liability by transferring to the holder vehicles and marine inventory at the book carrying value. The unpaid balance at October 31, 2001 is $67,000 (See Note 5 "Other
Debt -- Other Notes" and Note 17 "Subsequent Events").

15.  COMMITMENTS AND CONTINGENCIES

     Concentration Of Credit Risk: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its funds with high credit quality institutions. At times, the monies may be in excess of the FDIC or other insurance limits. With regard to receivables, the Company routinely assesses the financial strength and collectibility of its customers and, as a consequence, believes that its accounts receivable risk is limited.

     The Company relies on several manufacturers as suppliers for its product lines. Approximately 43%, 47% and 49% of the Company's new vehicle sales for the years ended October 31, 2001, 2000 and 1999, respectively, consists of vehicles purchased from the same two manufacturers. In the opinion of management, the loss of any one brand of new RV would not materially affect the Company. However, the loss of all brands sold by either of the two largest manufacturers would have a material effect on the company's sales. Management believes that the loss of all brands from either of these two manufacturers to be highly unlikely.

     Consulting Agreements: On June 30, 1999, the Company entered into two separate consulting agreements with the former principal shareholders to assist the company in corporate administration activities. These consulting agreements were for a two-year period expiring June 30, 2001. During the term of these agreements, Holiday was required to pay each consultant a total of $130,000 in fees, payable in monthly installments. In addition, each consultant was granted options to purchase 40,000 shares of common stock at an exercise price of $3.21 per share (See Note 10 "Stock Options and Warrants"). The options have a five-year term. The Company recognized consulting expense of approximately $118,000 over the vesting period based upon the Black Scholes option pricing model valuation of these options.

     On August 1, 2001, the Company entered into a two-year consulting agreement with an individual to assist in guiding the Company in several financial areas principally focused on overall financial planning and the development of a recast business plan. The consultant and the Company agreed that the Company's Board of Directors may, at its option, appoint the consultant to serve as a director of the Company during the agreement term and may further appoint, at its option, the consultant to either Vice Chairman or Chairman of the Board of Directors. As compensation for the consultant agreeing to provide and providing services to be rendered, the Company was to issue 500,000 restricted shares of the Company's common stock and an option to purchase an additional 400,000 shares of common stock at an exercise price of $3.16, the market closing price as of the agreement date. The options were to vest 25,000 shares per month beginning September 1, 2001, and continue to vest 25,000 shares per month until fully vested. The Company could terminate the agreement at any time for any reason with 30 days written notice. Early termination and achievement of certain performance criteria could accelerate option vesting. The consultant agreed to a one year trading lock-up beginning from the agreement date for all shares issued or issuable during the lock-up period.

     The original agreement was not approved by the Company's Board of Directors and therefore did not become effective and, accordingly no shares or options were issued. Subsequent to October 31, 2001, the Consultant and the Company mutually agreed to cancel the obligations of both parties under the August 1, 2001 agreement and enter into a new agreement effective October 31, 2001 to essentially provide financial advisory services and serve on the Company's Board of Directors if asked to do so. Compensation for the services were paid through the issuance of 500,000 shares of the Company's common stock valued at the market close on October 31, 2001 at $1.25 per share. The new agreement was approved by the Company's Board of Directors and the shares were issued by the Company on January 3, 2002. At October 31, 2001 the Company has shown these 500,000 as issuable and recorded a charge of $650,000 to consulting expense.

     On August 3, 2001, the Company signed a non-exclusive engagement letter, subject to due diligence, with a financial advisor and agent in connection with a private placement of equity securities of the Company. The engagement letter contemplates raising approximately $6 million in gross proceeds from the private sale of the Company's common stock. The financial advisor will receive a transaction fee of 10% of the gross proceeds received, if any, by the Company from investors introduced to the Company by the financial advisor, which will be deducted at closing. In addition, the Company will grant the financial advisor warrants to purchase common stock equal to 10% of the common stock the financial advisor sells. The warrants will expire five years from the closing date and will be exercisable at the same per share price the common stock is sold to the private sale investors. Other fees and expenses incurred by the financial advisor related to the engagement will be billed periodically to the Company. The Company raised additional capital subsequent to October 31, 2001 (See Note 17 "Subsequent Events") in which the financial advisor did not participate and, accordingly, the Company has no obligation to pay fees to the financial advisor under this agreement as of October 31, 2001.

     Third-Party Financing: The Company uses indirect lenders consisting of third-party banks and/or finance companies to assist its customers in locating financing for vehicle purchases. The Company refers customer to one or more of these indirect lending sources and earns a commission if the third-party lender consummates a loan contract with the customer. These contracts represent third-party financing, and the Company provides no underwriting or credit approval services for the lender. The Company's commissions are typically based upon the difference between the interest rate the customer pays under the contract with the lender and an interest rate designated by the lender. At no time does the Company service or guarantee the collection of these loans or receivables. The Company could be charged back the commission by the lender if the loan is terminated for any reason in a specified period of time, limited to the first six months of the term. Effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned by the Company for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. This change made in accordance with the implementation of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended October 31, 2001 (See Note 2 "Summary of Significant Accounting Policies").

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results for the fiscal years ended October 31, 2001 and October 31, 2000.

                                                             FISCAL 2001 QUARTER
                                                ----------------------------------------------
                                                  FIRST      SECOND       THIRD       FOURTH
                                                ---------   ---------   ---------   ----------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Pre-SAB 101:
  (as originally reported)
Revenue.......................................   $33,220     $41,654     $36,397     $ 22,984
Gross Profit..................................     5,188       7,363       6,685         (682)
Net income (loss).............................    (2,883)     (1,635)       (427)     (10,629)
Basic and diluted earnings (loss) per common
  share(a)....................................     (0.38)      (0.20)      (0.05)       (1.28)

                                                             FISCAL 2001 QUARTER
                                                ----------------------------------------------
                                                  FIRST      SECOND       THIRD       FOURTH
                                                ---------   ---------   ---------   ----------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Post-SAB 101:
  (as restated)
Revenue.......................................   $33,396     $41,307     $36,225     $ 23,419
Gross Profit..................................     5,364       7,016       6,513         (247)
Net income (loss).............................    (3,737)     (1,982)       (599)     (10,287)
Basic and diluted earnings (loss) per common
  share(a)....................................     (0.49)      (0.24)      (0.07)       (1.24)

     Effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned by the Company for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. This change was made in accordance with the implementation of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") (See Note 2 "Summary of Significant Accounting Policies"). The quarters ended January 31, 2001, April 30, 2001 and July 31, 2001 have been restated to reflect the adoption of SAB 101.

     The fourth quarter of fiscal 2001 reflects a $1,580,000 charge to consulting expense related to a stock issuable for services (See Note 15 "Commitments and Contingencies").

     The fourth quarter of fiscal 2001 reflects a $1,573,000 charge for goodwill impairment based on an annual evaluation and events in the quarter (See Note 4 "Acquisitions").

     The fourth quarter of fiscal 2001 reflects provisions of $2,257,000 for additional reserves on vehicles, marine products and parts and accessory inventory based on inventory aging, reassessment of wholesale market value and salability, historical sales activity and the condition of the merchandise.

     The second quarter of fiscal 2001 reflects a debt conversion expense charge of $1,440,000 (See Note 4 "Acquisitions"). An additional $83,000 was expensed in the fourth quarter of fiscal 2001.

                                                              FISCAL 2000 QUARTER
                                                 ---------------------------------------------
                                                   FIRST      SECOND       THIRD      FOURTH
                                                 ---------   ---------   ---------   ---------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue........................................   $34,039     $49,850     $38,566     $29,913
Gross Profit...................................     5,535       8,085       7,057       4,316
Net income (loss)..............................      (193)        153        (469)     (2,696)
Basic and diluted earnings (loss) per common
  share(a).....................................     (0.03)       0.02       (0.06)      (0.36)

---------------

(a) Calculated independently for each period, and consequently, the sum of the quarters may differ from annual amount.

17.  SUBSEQUENT EVENTS

  SERIES A PREFERRED

     On January 3, 2002 the Company's Board of Directors authorized the issuance of up to 35,000 shares of Series A Preferred Stock par value of $.01 per share, of which 8,807 are designated Sub-Series A-1 Convertible Preferred Stock and 26,193 are designated Sub Series A-2 Stock. The shares are being sold in units consisting of 100 shares of Series A Preferred Stock and warrants to purchase 5,000 shares of common stock for a purchase price of $10,000 per unit aggregating $3,500,000 if all the units are sold. Upon approval by the stockholders required under the applicable Nasdaq rules, the warrants are exercisable for a term of five

(5) years from the date of issuance at an exercise price of $.50 per share. The Series A-1 shares are convertible into common stock at a conversion value of $.50 per share.

     The Company has limited the number of shares of Sub-Series A-1 Convertible Preferred stock, as would be convertible into 1,761,400 shares of common stock, which represents approximately 19.9% of the Company's outstanding stock at December 31, 2001. At each closing the purchaser will receive a pro rata number of Sub-Series A-1 Convertible Preferred Stock and Sub-Series A-2 Preferred stock based on the maximum 35,000 shares being offered not exceed the limit the Company has set on the Sub-Series A-1 Convertible Preferred Stock. If after the final closing, which is to occur on or before January 31, 2002 unless that date is extended by mutual consent, the Company has not issued all of the Series A Shares, the purchasers will be entitled to exchange the Sub-Series A-2 Preferred Stock for the Sub-Series A-1 Convertible Preferred Stock on a pro rata basis until the maximum number of Sub-Series A-1 Convertible Preferred Stock are issued.

     Through January 25, 2002, the Company has sold 5,033 and 14,967 shares of Sub-Series A-1 and Sub-Series A-2, respectively, and granted warrants for the purchase of 1,000,000 shares of common stock for total proceeds, net of offering costs, of $2,000,000.

     Both Series have the same preferences, rights, qualifications, limitations and restrictions except that, until the Company obtains stockholder approval as required by Nasdaq Market Place Rules 4350 and 4351, the Sub-Series A-2 Preferred Stock is non-convertible and non-voting. Preliminary stockholder approval has been obtained and formal approval is expected by February 15, 2002.

     After the required stockholder approval is obtained, the Series A Preferred Stock is convertible at any time at the holder's option, at the then applicable conversion rate (200-1 at the date of issuance) adjusted for certain events including the issuance of common stock for consideration less than the conversion price then in effect.

     Dividends of 10% per year accrue daily and are payable quarterly on March 31, June 30, September 30 and December 31 of each year. Dividends accumulate and compound quarterly if not paid in cash on the dividend payment date. If the Company is in default under the terms of the Series A Preferred Purchase Agreement, the dividend rate will increase to 15% per year.

     The Series A Preferred Stock has a liquidation preference of 125% of the issuance price. On a liquidation or sale of the Company, holders of the Series A Preferred Stock will be entitled to a liquidation preference payment of the original issuance price plus any accrued and unpaid dividends.

     If any shares of the Series A Preferred Stock are still outstanding on December 31, 2007, the Company must redeem those shares at the issuance price plus all accrued and unpaid dividends, if legally able to do so. The Company is also required to redeem the Series A Preferred Stock at the liquidation preference price upon a consolidation, merger or reorganization, the sale of substantially all of its assets, or consummation of a purchase, exchange or tender offer for more than 50% of the Company's common stock. The holders of the Series A Preferred Stock may also require redemption of their shares at the liquidation preference price if the Company fails to have its common stock listed on the Nasdaq, American Stock Exchange on the New York Stock Exchange for ten (10) business days during a 12 month period; provides notice to any holder of Series A Preferred Stock that it does not intend to comply with the conversion request; or is in default of its obligations under the agreements with the purchaser and does not cure the default.

     The Series A Preferred Stock will be classified as redeemable preferred stock in the mezzanine section of the Company's balance sheet.

     Because on the date of issuance of such shares through January 25, 2002, the estimated fair market value of the company's common stock exceed the conversion price, the company will treat as a preferred stock dividend an amount of approximately $2,000,000 related to these transactions.

  SERIES B PREFERRED

     On December 21, 2001, the Company received $250,000 as the first tranche payment on a proposed investment in Series B Preferred Stock of the Company, whose terms are subject to negotiation and completion of definitive documentation and all authorizations required under applicable law.

  BRIDGE FINANCING

     In January 2002, the Company agreed to convert into common stock, at a per share conversion price to be determined, approximately $300,000 of the unpaid balance plus accrued and unpaid interest on the $500,000 6.75% bridge financing and the $200,000 6.75% demand loan from an affiliate of a former director and a former officer/director of the Company (See Note 5 "Other Debt -- Bridge Financing" and Note 14 "Related Party Transactions"). The remaining balance of approximately $128,000 has been assigned by the holders to the Company's CEO in settlement of non-Company obligations between the parties. The CEO agreed to eliminate the interest charge and to structure a repayment schedule to fit within the cash flow parameters of the Company.

     In January 2002 the Company agreed to restructure the $500,000 6.75% bridge financing received in August 2001 (See Note 5 "Other Debt -- Bridge Financing") by converting $250,000 into common stock, at a per share conversion price to be determined. Payment of the remaining $250,000 balance plus accrued interest will be due no later than December 31, 2003. In addition the holder agreed to release the junior security interest in the Tampa, Florida and Las Cruces, New Mexico properties.

  FLOOR PLAN FINANCING

     On January 9, 2002 the Company agreed with its primary floor plan lender to enter into a forbearance agreement to amend and extend the floor plan financing agreement to January 23, 2002 (See Note 9 "Floor Plan Contracts"). The Company's non-compliance with the financial covenants was not waived during the forbearance period. There are no assurances that the Company will come to agreeable terms with their primary floor plan lender or obtain sufficient alternative floor plan financing (See Note 2 "Summary of Significant Accounting Policies").

  SALE OF TAMPA PROPERTY

     On January 3, 2002, the Company entered into a contract to sell its Tampa Florida facility for $1,026,000 subject to buyer due diligence and satisfactory financing to complete the purchase.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 3.1      Articles of Incorporation(1)
 3.2      Amendment to Articles of Incorporation(1)
 3.3      Amendment to Articles of Incorporation(1)(2)
 3.4      By-Laws(1)(2)
 3.5      Amendment in the Entirety of By-Laws(1)(2)
 3.6      Amendment to By-Laws(1)(2)
 3.7      Agreement and Plan of Merger between Holiday RV Superstores,
          Incorporated, a Florida corporation and Holiday RV
          Superstores, Inc., a Delaware corporation(11)
 3.8      Restated Certificate of Incorporation of Holiday RV
          Superstores, Inc., a Delaware corporation(11)
 4.1      Form of Common Stock Certificate of the Company(1)
10.1      1987 Incentive Stock Option Plan(1)
10.2      Form of Restrictive Stock Bonus Agreement for Officers and
          Employees(1)
10.3      Form of Restrictive Stock Bonus Agreement for Directors(1)
10.7      Lease agreement between James Ledford and Mary Beth Ledford, husband and wife, and Registrant dated February 12, 1990(4)
10.17     Agreement of Sublease between Registrant and Venture Out,
          dated July 31, 1994(6)
10.18     Assignment of Lease between Registrant and Venture Out
          Properties, dated July 31, 1994(6)
10.19     Lease between Registrant, Newton C. Kindlund and Joanne
          Kindlund dated November 1, 1994(6)
10.20     Lease agreement between Newton C. Kindlund Revocable
          Property Trust and the Registrant, dated May 1, 1997, for
          the lease of real property in Ft. Myers, Florida(7)
10.21     Lease agreement between Newton C. Kindlund Revocable
          Property Trust and the Registrant, dated May 1, 1997, for
          the lease of real property in Ft. Myers, Florida(7)
10.22     Stock Purchase Agreement between Registrant and County Line
          Select Cars, Inc., and The Persons Named Therein dated
          November 11, 1999(8)
10.23     Stock Purchase Agreement between the Registrant, Little
          Valley Auto and RV Sales, Inc., Ernest Davis, Jr. and Lori
          A. Davis dated March 1, 2000(9)
10.24     Stock Purchase Agreement between Registrant, Hall
          Enterprises, Inc., a Kentucky corporation and Tommy R. Hall dated July 10, 2000(10)
21.1      Subsidiaries of Registrant
23.1      Consent of Independent Certified Public Accountants

---------------

  * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the applicable rules of the Securities Exchange Act.

 (1) Incorporated by reference to the Exhibits to the Registration Statement on Form S-18 filed by the Registrant on September 14, 1987, and which became effective on October 27, 1987 (File No. 33-17190-A).

 (2) Incorporated by reference to the Exhibits to the Registration Statement on Form 8-A filed by Registrant on December 22, 1987, and which became effective December 28, 1987 (File No. 0-16448).

 (3) Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the Registrant on January 28, 1988.

 (4) Incorporated by reference to the Exhibits to the Annual Report on Form 8-K filed by the Registrant on February 27, 1990.

 (5) Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the Registrant on January 27, 1992.

 (6) Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the Registrant on January 26, 1995.

 (7) Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the registrant on January 27, 1998.

 (8) Incorporated by reference to the Exhibits to the Report on Form 8-K/A filed by the Registrant on January 25, 2000.

 (9) Incorporated by reference to the Exhibits to the Report on Form 8-K/A filed by the Registrant on May 15, 2000.

(10) Incorporated by reference to the Exhibits to the Report on Form 8-K filed by the Registrant on November 14, 2000.

(11) Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed by the Registrant on January 15, 2001.