Form 10-K/A
period 2001-10-31
HOLIDAY RV SUPERSTORES INC
filed 2002-02-28
CIK 822076

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about our current directors and executive officers is provided below. None of the directors or officers has any family relationship to any other director or executive officer of Holiday.

                                                                                             DIRECTOR
NAME                          AGE                   POSITION WITH HOLIDAY                     SINCE
----                          ---                   ---------------------                    --------
Marcus Lemonis..............  28    Chairman of the Board Class III Director, and Chief        2001
                                    Executive Officer
Casey Gunnell...............  54    Class II Director, President, Chief Financial Officer      2001
                                    and Secretary
Lee A. Iacocca..............  78    Class III Director                                         2000
David A. Kamm...............  65    Class I Director                                           1999
Lee B. Sanders..............  41    Class II Director                                          2000

     Marcus Lemonis has served as chief executive officer of Holiday since June 2001 and as Chairman of the Board since October 2001. From March to October 2001, Mr. Lemonis also served as President. Prior to that since May 1997, he held various positions with AutoNation USA, including Director of Megastore Operations for the Northeast region and Florida and Director of Regional Operations for the North, Midwest and Northeast regions. Prior to that, since June 1995, Mr. Lemonis served as Assistant General Manager of Anthony Abraham Chevrolet in Miami, Florida.

     Casey Gunnell has served as a director, the president and secretary of Holiday since October 2001, and as the chief financial officer since May 2001. Prior to that, from March 2000 to February 2001, Mr. Gunnell served as chief financial officer of PNV, Inc. From July 1999 until joining PNV, Mr. Gunnell served as president of JWH Management, Inc. Prior to that, since April 1998, he was an independent financial and management advisor to various companies. Prior to that he served as Senior Vice President and Chief Financial Officer of AutoNation USA Incorporated since April 1997. Before joining AutoNation, Mr. Gunnell held various management positions, including, executive vice president and chief financial officer, with JM Family Enterprise, Inc., a regional distributor of Toyotas.

     Lee A. Iacocca has served as a director of Holiday since June 2000. Mr. Iacocca is currently the president of Iacocca & Associates and the chairman and CEO of EV Global Motors, a company he founded in 1997 to design, market and distribute light electric vehicles. From 1978 until 1992, Mr. Iacocca served as the chief executive officer of the Chrysler Corporation and from 1978 until 1993, he also served as the chairman of the board. Prior to his career with Chrysler, Mr. Iacocca spent 32 years with the Ford Motor Company. Mr. Iacocca is also the founder and principal owner of Olivio Premium Products, a Boston-based food company that develops healthy foods using olive oil as their base. He is the chairman of the Iacocca Foundation, the Committee for Corporate Support of Joslin Diabetes Foundation and chairman emeritus of the Statue of Liberty -- Ellis Island Foundation. Mr. Iacocca is also a member of the advisory board of Reading is Fundamental and an honorary trustee of Lehigh University.

     David Kamm has been a director of Holiday since May 1999. Since 1977, Mr. Kamm has been a registered investment advisor with Raymond James Financial Services. Since 1989, Mr. Kamm's weekly column, "Take Stock in Florida," has been published in numerous Florida newspapers. Prior to joining Raymond James, Mr. Kamm was a partner with William C. Roney & Co. Prior to that Mr. Kamm was a member of the Hughes Aircraft design team that launched the world's first geosynchronous communications satellite, for which he was recognized in Encyclopedia Britannica.

     Lee B. Sanders has been a director of Holiday since May 2000. Until its merger with travelbyus, Inc. in 2000, Mr. Sanders served as chairman of the board of Aviation Group, Inc., an aircraft manufacturing, overhaul, services and distribution company which he founded in 1986. From 2000 until 2001, Mr. Sanders also served as a director of travelbyus, Inc. Mr. Sanders currently owns and is the chairman of the board of a private real estate development company. Mr. Sanders was appointed an admiral in the Texas Navy by the governor of Texas in 1989 and was named an Honored Professional by Who's Who of American Business Executives in its 1998-99 edition.

BOARD MEETINGS AND COMMITTEES

     Holiday's Board of Directors held five meetings during the fiscal year ended October 31, 2001. All of the directors, with the exception of Mr. Iacocca, attended at least 75% of the board meetings and committee meetings of which they were members.

     Holiday's Board of Directors is divided into three classes, each of which has two members. Directors are elected to staggered three-year terms and serve until their successors are elected and qualified. Class I Directors will serve until our 2004 Annual Meeting. Class II Directors serve until our 2002 Annual Meeting and Class III Directors serve until our 2003 Annual Meeting. There is currently one vacancy on the Board for a Class I Director. Holiday is actively seeking qualified candidates to fill this vacancy, as well as to serve on the Audit Committee.

     Non-employee directors currently receive $1,500 per month for serving as directors. Each non-employee director is also reimbursed for travel-related expenses incurred in attending meetings plus $50 per day. Executive officers are not paid for their services as directors.

     Holiday currently has two standing committees, which are the Audit Committee and the Compensation Advisory Committee. The Audit Committee currently consists of Mr. Sanders and Mr. Kamm, neither of whom is an officer or employee of Holiday and both are independent under the rules of the Nasdaq National Market. During fiscal 2001, two additional independent directors served on the Audit Committee until their resignations in October 2001. Holiday is actively seeking a third independent director to serve on this Committee, as required by the rules of the Nasdaq National Market. The Compensation Advisory Committee currently consists of Mr. Sanders and Mr. Kamm. Mr. Lemonis serves as an ex-officio member of the Compensation Advisory Committee. During fiscal 2001, Mr. Riley also served on the Compensation Committee until his resignation in October 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     No officer or director failed to file a report required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during the most recent fiscal year based solely on a review of Forms 3, 4 and 5 furnished to Holiday by officers and directors of Holiday.

ITEM 11.  EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION ADVISORY COMMITTEE

     The Compensation Advisory Committee is responsible for setting and administering the policies that govern executive compensation. The Committee currently consists of Mr. Kamm and Mr. Sanders. Prior to his resignation from the Board in October 2001, Mr. Riley also served on the Compensation Advisory Committee. From March 2001 to June 2001, Mr. Riley also served as our Chief Financial Officer. Mr. Lemonis, our Chief Executive Officer, also serves as an ex-officio member of the Committee. The Compensation Advisory Committee met once during fiscal 2001.

     The Compensation Advisory Committee recommends to the Board guidelines for administering Holiday's 1999 Stock Compensation Program and compensation for Holiday's executive officers. Its primary function is to ensure that Holiday's compensation program is consistent with its values and aligned with its goals.

  COMPENSATION PHILOSOPHY

     The Compensation Advisory Committee determines executive compensation and administers Holiday's stock option plans with the following goals in mind:

     - Provide a competitive level of total compensation necessary to attract, motivate and retain talented executives;

     - Align the interests of Holiday's executives with Holiday's interests by granting stock options, stock appreciation rights and restricted stock awards; and

     - Emphasize variable, performance-based compensation that rewards executives for achieving short-term and long-term goals.

  COMPONENTS OF COMPENSATION

     Generally, compensation is structured through a combination of the following:

     - Base Salary -- Base salaries are established based upon the individual's performance and contribution to Holiday. The base salaries of executives in comparable positions in similar companies are taken into account.

     - Annual Incentives -- Annual incentive awards are provided to reward contributions to Holiday. Bonuses are determined based on Holiday's profits and other factors at the discretion of the Chief Executive Officer, based on guidelines established by the Board of Directors.

     - Long Term Incentive Compensation -- Periodically, stock or stock options are granted to Holiday's executives. These are intended to be a significant portion of the total executive compensation. The grants are intended to align the interests of Holiday's executives with those of the stockholders. Grants typically permit each executive to acquire Holiday's common stock at fixed price per share -- generally the market price on the grant date -- over a specified period of time. The grants provide value to the executive only if the price of the shares appreciates over the option term.

     The size of the grant is based on the executive's:

     - Position with Holiday;

     - Potential for future responsibility over the option term;

     - Performance in recent periods; and

     - Current holdings of Holiday stock and options.

     The Committee believes that Holiday's financial performance is a better indicator of executive achievement than its stock price. The Committee examines a number of financial indicators in assessing Holiday's performance, including:

     - Net sales;

     - Operating income;

     - Net income; and

     - Earnings per share.

     Compensation decisions are not based upon any precise formula, nor is any one factor given greater weight than the other factors.

  CHIEF EXECUTIVE OFFICER COMPENSATION

     The Chief Executive Officer participates in the same programs and receives compensation based on the same factors as the other executive officers. However, Mr. Lemonis' overall compensation reflects a greater degree of policy and decision-making authority and a higher level of responsibility with respect to Holiday's strategic direction and financial and operational results. Mr. Lemonis' compensation components for the fiscal year ended October 31, 2001 included the following:

     - Base Salary: Mr. Lemonis' base salary was determined based on a study of chief executive officer's compensation in the recreation industry that have financial and corporate characteristics similar to Holiday's. Mr. Lemonis' base salary in fiscal 2001 was $94,711.

     - Annual Incentive: Annual incentive is based on relative attainment of Holiday's annual performance goals. Based on these criteria, Mr. Lemonis was awarded $61,167 in fiscal 2001.

     The Committee believes that the compensation levels of Holiday's executives, who provide leadership and strategic direction, should consist of
(1) base salaries that are commensurate with executives of other comparable public companies and (2) periodic cash bonuses based on achieving specific objectives. These objectives are usually tied to a percentage of Holiday's profitability.

     The Committee also believes that it should provide executive officers with significant stock-based incentive compensation, which increases in value in direct correlation with improvement in Holiday's common stock price. Incentive or non-qualified stock options are granted upon appointment as an inducement for employment. Additional incentive or non-qualified stock options are granted if specific goals are achieved.

     Holiday's executive officers are also eligible to participate in Holiday's benefit plans that are available to all employees.

  FEDERAL INCOME TAX CONSEQUENCES

     Section 162(m) of the Internal Revenue Code limits Holiday to a deduction for federal income tax purposes of not more than $1 million of compensation paid to certain executive officers in a taxable year. Compensation above that amount may be deducted only if it is "performance-based compensation" within the meaning of the Code. The Board of Directors has not established a formal policy for determining which forms of incentive compensation will be designed to qualify as "performance-based compensation."

SUMMARY COMPENSATION

     The Compensation Advisory Committee: David Kamm, Lee B. Sanders, and Marcus Lemonis, ex officio.

     The following table sets forth all compensation paid during the last three fiscal years to each person that served as Chief Executive Officer in fiscal 2001 and other executive officers.

                                                  ANNUAL
                                               COMPENSATION
                                            ------------------
                                            FISCAL                             ALL OTHER       STOCK
NAME AND PRINCIPAL POSITION                  YEAR    SALARY($)   BONUS($)   COMPENSATION($)   OPTIONS#
---------------------------                 ------   ---------   --------   ---------------   --------
Michael S. Riley(1).......................   2001     183,023         --             --        43,000
Chairman of the Board and                    2000     204,711         --             --       100,000
  Chief Executive Officer                    1999      11,942         --             --       125,000
Ronald G. Huneycutt(2)....................   2001      78,977(3)      --             --            --
Chief Executive Officer, President,          2000     204,326         --             --       100,000
  Senior Vice President and                  1999          --         --             --       125,000
  Chief Financial Officer
W. Hardee McAlhaney(4)(5)(6)..............   2001      42,871         --        220,000            --
Chief Executive Officer, President,          2000     148,095         --        171,000            --
  Vice President and                         1999     231,929         --            597            --
  Chief Financial Officer
Marcus M. Lemonis(7)......................   2001      94,711     61,167          3,752(8)         --
Chairman of the Board, President,            2000          --         --             --            --
  Chief Executive Officer,                   1999          --         --             --            --
  Chief Operating Officer and Secretary
Casey L. Gunnell(9).......................   2001      59,615     52,084          3,852(10)        --
President, Chief Financial Officer,          2000          --         --             --            --
  Chief Operating Officer                    1999          --         --             --            --
  and Secretary

---------------
 (1) Mr. Riley served as Chief Executive Officer from March 2001 until June
     2001.

 (2) Mr. Huneycutt served as Senior Vice President from October 1999 to January 2000. He served as President and Chief Executive Officer from January 2000 to March 2001. Mr. Huneycutt also served as Chief Financial Officer from September 2000 to December 2000 and from January 2001 to March 2001.

 (3) Includes a $424 contribution to Holiday's 401(k) plan.

 (4) In fiscal 2000, Mr. McAlhaney served as President and Chief Executive Officer until January 2000 when he was appointed Assistant to the Chairman. He also served as Vice President and Chief Financial Officer from October 2000 to January 2001.

 (5) Mr. McAlhaney's salary amounts include a $634 contribution to Holiday's 401(k) plan in fiscal 2001, $12,666 in fiscal 2000 and $10,507 in fiscal 1999.

 (6) Other compensation paid to Mr. McAlhaney in 2001 represents $20,000 in cash and 65,000 shares of common stock in connection with the settlement of Mr. McAlhaney's claim under his employment agreement. The other compensation in 2000 represents the proceeds from selling 100,000 shares back to Holiday. Other compensation in 1999 consists of partial payment of a life insurance premium whose sole beneficiary is Mr. McAlhaney's designee. There is no cash surrender value.

 (7) Mr. Lemonis served as President from March 2001 to October 2001. Mr. Lemonis has served as Chief Executive Officer since June 2001 and as Chairman of the Board since October 2001. Mr. Lemonis also served as Secretary from March 2001 to October 2001 and as Chief Operating Officer from March 2001 to June 2001.

 (8) Represents relocation expenses.

 (9) Mr. Gunnell has served as Chief Financial Officer since May 2001 and as President and Secretary since October 2001. Mr. Gunnell has also served as Chief Operating Officer since June 2001.

(10) Represents reimbursement for health insurance premiums.

EMPLOYMENT, TERMINATION AND SEVERANCE AGREEMENTS

     Holiday does not currently have any employment agreements with any of its executive officers. Previously, it entered into an employment agreement with Mr. McAlhaney, who most recently served as Holiday's Vice President and Chief Financial Officer. Mr. McAlhaney resigned from Holiday in January 2001. Mr. McAlhaney's employment agreement provided for a $250,000 termination payment, which Holiday disputed. In July 2001, Holiday and Mr. McAlhaney reached a settlement agreement under which Holiday paid Mr. McAlhaney $20,000 in cash and transferred to him 65,000 shares of common stock. In connection with the settlement, Holiday recorded $220,000 in compensation expense.

OPTION GRANTS IN FISCAL 2001

     The following table sets forth information concerning stock option grants made during the fiscal year ended October 31, 2001, to the individuals named in the Summary Compensation Table. There were no grants of stock appreciation rights, or SARs, during the year.

                                                                                        POTENTIAL REALIZABLE VALUE AT
                                                                                           ASSUMED ANNUAL RATES OF
                                                                                          STOCK PRICE APPRECIATION
                                              INDIVIDUAL GRANTS                               FOR OPTION TERM.
                         -----------------------------------------------------------    -----------------------------
                         NUMBER OF
                         SECURITIES    PERCENT OF TOTAL
                         UNDERLYING    OPTIONS GRANTED     EXERCISE OR
                          OPTIONS      TO EMPLOYEES IN     BASE PRICE     EXPIRATION
NAME                     GRANTED(#)      FISCAL YEAR         ($/SH)          DATE          5% ($)          10% ($)
----                     ----------    ----------------    -----------    ----------    ------------     ------------
Michael S. Riley.....      43,000             5.9%            $4.00        11/18/11       $108,170         $274,124

OPTION EXERCISES IN FISCAL 2001 AND FISCAL YEAR-END OPTION VALUES

     No options were exercised during fiscal 2001 and no unexercised options were in the money in fiscal 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 2001, Mr. Riley served on the Compensation Committee until his resignation in October 2001. From March to June 2001, Mr. Riley also served as Holiday's Chief Executive Officer.

                            STOCK PERFORMANCE GRAPH

     Holiday's performance peer group consists of eight publicly owned retail companies with a market capitalization similar to Holiday's. Holiday selected the market capitalization criteria for determining a peer group for stockholder return analysis because there is no published industry or line-of-business index comparable to Holiday's. The peer group consists of FFP Partners LLP, Foodarama Stores, Inc., Pubco Corp., Sieber Financial Corp., Sound Advice Inc., Uni Marts Inc. and Village Supermarket, Inc. Holiday believes that the graph comparison is not on a comparable basis and is not meaningful.

        COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG HOLIDAY RV
           SUPERSTORES, INC., S&P SMALLCAP 600 INDEX AND PEER GROUP*

                  [HOLIDAY RV SUPERSTORES INC. COMPARISON GRAPH]

---------------------------------------------------------------------------------------
TOTAL RETURN ANALYSIS   10/31/96   10/31/97   10/31/98   10/31/99   10/31/00   10/31/01
---------------------------------------------------------------------------------------
 Holiday RV
  Superstores           $100.00    $ 84.50    $124.17    $237.98    $237.98    $ 68.98
 S&P Small Cap 600      $100.00    $131.98    $117.38    $131.51    $163.61    $151.93
 Peer Group             $100.00    $ 94.30    $119.63    $182.02    $113.64    $233.48

---------------

* Assuming that the value of the investment in Holiday common stock and each index was $100 on October 31, 1996 and that all dividends were reinvested, this graph compares Holiday's cumulative total return -- based on common stock price and dividends -- plotted on an annual basis, with Holiday's peer group's cumulative total returns and the SmallCap 600 Index -- a performance indicator of the overall stock market.

                              AUDIT COMMITTEE REPORT

     The audit committee reviews Holiday's financial reporting process on behalf of the Board of Directors. In fulfilling its responsibilities, the Committee:
(1) has reviewed and discussed the audited financial statements contained in the Annual Report on Form 10-K for the fiscal year ended October 31, 2001 with Holiday's management and PricewaterhouseCoopers LLP, Holiday's independent auditors; (2) has discussed with the independent auditors the matters required to be discussed by SAS 61 as currently in effect; (3) has received the written disclosures and the letter from PricewaterhouseCoopers LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as currently in effect; (4) has discussed with PricewaterhouseCoopers LLP the independent auditor's independence and (5) has considered whether the provision of non-audit services is compatible with maintaining PricewaterhouseCoopers LLP's independence.

     Management is responsible for the financial statements and the reporting process, including the system of internal controls. The independent auditors are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States.

     Based on the review and discussions described above, the Audit Committee recommended to the Board, and the Board approved, the inclusion of the audited financial statements described in the report of PricewaterhouseCoopers LLP dated January 25, 2002 in Holiday's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 for filing with the Securities and Exchange Commission.

                                          Submitted by the Audit Committee of
                                          the
                                          Board of Directors

                                          Lee B. Sanders, Chairman
                                          David A. Kamm

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND OFFICERS

     The following table sets forth the beneficial ownership of Holiday's common stock and Series A Preferred Stock, as of February 25, 2002 by:

     - beneficial owners of more than 5% of any class of securities;

     - Holiday's chief executive officers during the last fiscal year;

     - Holiday's four most highly compensated executive officers who were serving at the end of the last fiscal year; and

     - all directors, nominees and named executive officers as a group.

     The address for all officers and directors is in care of Holiday RV Superstores, Inc., 200 East Broward, Suite 920, Fort Lauderdale, Florida 33301.

     The amounts shown include shares of common stock that are issuable upon exercise of options or warrants that are exercisable within 60 days of February 25, 2002.

                                                                     SHARES OWNED
                                                    -----------------------------------------------
                                                                                SERIES A PREFERRED
                                                          COMMON STOCK                STOCK
                                                    ------------------------   --------------------
NAME AND                                                         % OF TOTAL     NO.     % OF TOTAL
ADDRESS OF BENEFICIAL OWNER                         NO. SHARES   OUTSTANDING   SHARES   OUTSTANDING
---------------------------                         ----------   -----------   ------   -----------
Recreational Holdings, Inc. ......................  4,284,844(1)    45.8           --         *
  4030 N.E. 25th Avenue
  Lighthouse Point, Florida 33064
Nomura Securities, Inc. ..........................  2,000,000(2)    21.4           --         *
  2 World Financial Center -- Bldg. B
  New York, New York 10281
Steven Antebi.....................................    878,467(3)     9.3        5,000        25
  10550 Fontanelle Way
  Los Angeles, California 90077
Marcus Lemonis....................................     19,000          *           --         *
Lee A. Iacocca....................................     76,667(4)                   --         *
Casey Gunnell.....................................      4,000          *           --         *
David A. Kamm.....................................     10,000(4)       *           --         *
Lee B. Sanders....................................     10,000(4)       *           --         *
The Stephen Adams Living Trust....................    754,800(5)     7.5       15,000        75
  2575 Vista del Mar Drive
  Ventura, California 93001
All officers and directors as a group.............    119,667        1.3           --         *

---------------

 *  Less than 1%

(1) Based solely on information contained in Schedule 13D/A filed by Recreational Holdings in which Recreational Holdings states its belief that some of the shares for which it is reporting beneficial ownership were initially held of record by Deutsche Bank, of which Nomura Securities is the successor in interest, and as to which Nomura Securities has also reported beneficial ownership. Recreational Holdings reports that it did not voluntarily transfer any of its shares to Nomura Securities.

(2) Based solely on information contained in Schedule 13G filed by Nomura Securities.

(3)Includes 102,167 shares issuable upon conversion of 1,258 shares of Sub-Series A-1 Preferred Stock that is presently convertible.

(4) Represents shares issuable upon exercise of options that are presently exercisable.

(5) Represents shares issuable upon conversion of 3,774 shares of Sub-Series A-1 Preferred Stock that is presently convertible.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the first quarter of fiscal 2001, Imperial Group Holdings, LLC, a Florida limited liability company, loaned $500,000 to Holiday under the terms of an unsecured promissory note due on or before January 31, 2003. William Curtis, a director of Holiday until his resignation in October 2001, is the manager and a member of Imperial and Mr. Riley, a director of Holiday until his resignation in October 2001 and Holiday's Chief Executive Officer from March to June of fiscal 2001, is also a member of Imperial. The note's interest rate is 6.75% with interest and principal due at maturity. The outstanding principal balance was $340,000 at October 31, 2001.

     In June 2001, Imperial transferred 65,000 shares of our common stock to Mr. McAlhaney in connection with the settlement agreement entered into between Holiday and Mr. McAlhaney upon his termination as Holiday's Chief Financial Officer. In connection with the transfer of shares, Holiday issued to Imperial an unsecured note with a principal amount of $200,000, the fair market value of the shares on the date of transfer. A portion of this amount was offset through the transfer of recreation and marine vehicles to Imperial at their book value.

     In January 2002, we agreed to convert all but $128,000 of the combined remaining debt to Imperial into common stock at a per share conversion price to be determined. The remaining balance was assigned by Imperial to Mr. Lemonis, our current Chief Executive Officer, in settlement of obligations unrelated to Holiday. In connection with the assignment, Mr. Lemonis agreed to eliminate the interest charge and to structure a repayment schedule to fit within our cash flow parameters.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2002                       HOLIDAY RV SUPERSTORES, INC.
                                               By: /s/ MARCUS LEMONIS
                                                                -----------------------------
                                                                Marcus Lemonis
                                                                Chairman of the Board, Chief
                                                                Executive
                                                                Officer, and Director

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

                    SIGNATURE                                     TITLE                       DATE
                    ---------                                     -----                       ----

                /s/ MARCUS LEMONIS                    Chairman of the Board, Chief     February 28, 2002
 ------------------------------------------------    Executive Officer, and Director
                  Marcus Lemonis


                                                       President, Chief Financial      February 28, 2002
                /s/ CASEY GUNNELL                     Officer (Principal Accounting
 ------------------------------------------------        Officer), Secretary and
                  Casey Gunnell                                 Director


                /s/ LEE B. SANDERS                              Director               February 28, 2002
 ------------------------------------------------
                  Lee B. Sanders


                /s/ LEE A. IACOCCA                              Director               February 28, 2002
 ------------------------------------------------
                  Lee A. Iacocca


                /s/ DAVID A. KAMM                               Director               February 28, 2002
 ------------------------------------------------
                  David A. Kamm