Form 10-K/A
period 2001-10-31
HOLIDAY RV SUPERSTORES INC
filed 2002-04-15
CIK 822076

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------


                                  FORM 10-K/A



                                AMENDMENT NO. 2


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the common stock held by non-affiliates of the Registrant on January 10, 2002, based on the closing price of the common stock on the Nasdaq National Market on that date was approximately $9,045,800. As of January 10, 2002, Holiday RV Superstores, Inc. had outstanding 9,051,300 shares of common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:


                                     None.



     Explanatory Note: We are filing this Amendment No. 2 on Form 10-K/A to amend and restate the financial statements filed as part of our Annual Report on Form 10-K filed on January 29, 2002. We have restated our financial statements as of and for the fiscal year ended October 31, 2001 to defer recognition of commissions earned on extended warranty and service contracts. This amendment also includes certain corrections to disclosures in the notes to the consolidated financial statements for stock options, income taxes and commitment and contingencies.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HOLIDAY RV SUPERSTORES, INC.


                                  FORM 10-K/A

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

                               TABLE OF CONTENTS


                                  PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    9
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   26
Item 8.   Financial Statements and Supplementary Data.................   26
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   26

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........   27
Item 11.  Executive Compensation......................................   28
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   35
Item 13.  Certain Relationships and Related Transactions..............   36

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   36
Signatures............................................................   39
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


     Our fiscal year begins on the first day of November and ends on the last day of October. References in this Annual Report on Form 10-K/A to "Holiday," "we," "us" or "our" mean Holiday RV Superstores, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.


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


                                                          FISCAL YEAR ENDED OCTOBER 31,
                                             -------------------------------------------------------
                                             2001(1)(3)    2000(2)      1999       1998       1997
                                             ----------   ---------   --------   --------   --------
                                             (RESTATED)   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
SELECTED STATEMENT OF INCOME DATA:
Net revenue................................   $134,089    $152,367    $81,396    $74,294    $68,007
Net income (loss)..........................   $(18,022)   $ (3,205)   $ 2,154    $ 1,693    $ 1,387
Net income (loss) per common share.........   $  (2.21)   $  (0.42)   $  0.30    $  0.23    $  0.19


                                                             AS OF OCTOBER 31,
                                             -------------------------------------------------
                                             2001(3)    2000(2)     1999      1998      1997
                                             --------   --------   -------   -------   -------
                                                              (IN THOUSANDS)
SELECTED BALANCE SHEET DATA:
Total assets...............................  $ 56,894   $ 90,186   $45,735   $37,740   $33,979
Long term obligations......................  $  8,120   $ 11,691   $   156   $   221   $   286
Cash dividends paid........................        --         --        --        --        --

---------------


(1) Includes a $2.2 million charge representing effect of a change in accounting principle. See Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

(3) Includes 12 months of activity of Hall Enterprises, Inc., which we acquired on October 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS


     This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views about future events and financial performance. The words "believes", "projects," "anticipates," "estimates," "expects," "most likely," "intends," and similar expressions, identify forward-looking statements.



     Any forward-looking statement that we make or is made on our behalf is subject to uncertainties and other factors that could cause actual results to differ materially from those statements. The uncertainties and other factors include, but are not limited to, the factors described in the section entitled "Risk Factors," and elsewhere in this Annual Report on Form 10-K/A. Although we have attempted to list the factors we believe to be important to our business, other factors may also significantly affect our operating results. New factors emerge from time to time and it is not possible for us to predict all of those factors, nor can we assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements.


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


     As more fully described in Note 18 to the financial statements, in March 2002, the Company determined that its financial statements required revision to defer recognition of revenues for commissions earned on the sale of administrator obligor extended warranty and service contracts subject to a chargeback period in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101).

     Effective November 1, 2000, we changed our revenue recognition policy related to commissions we earn for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. Also effective November 1, 2000, we changed our revenue recognition policy related to commissions earned on the sales of administration obligor extended warranty and service contracts to defer these commissions until the 100% chargeback period has lapsed and to recognize revenue ratably over the remaining life of the contracts as commissions are earned and not subject to chargeback. This change was made in accordance with the implementation of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended October 31, 2001. The net effect reflects the deferral as of November 1, 2000 of approximately $2.2 million of revenue net of chargebacks previously recognized. We recognized approximately $1,187,000 of the revenue included in the cumulative effect adjustment during the year ended October 31, 2001. The effects of this change in accounting principle on net loss and net loss per share for the year ended October 31, 2001 were decreases of approximately $168,000 and $0.02 per share, respectively.


RESULTS OF OPERATIONS

     We have summarized for the periods presented, certain selected income statement data as a percentage of total net revenues:


                                                            FISCAL YEAR ENDED OCTOBER 31,
                                                           -------------------------------
                                                              2001         2000      1999
                                                           -----------    ------    ------
                                                           (RESTATED)
Total revenue............................................     100.0%      100.0%    100.0%
Cost of sales............................................      86.3%       83.6%     82.8%
                                                              -----       -----     -----
Gross profit.............................................      13.6%       16.4%     17.2%
Selling, general and administrative expense..............      21.2%       16.4%     12.6%
                                                              -----       -----     -----
Income (loss) from operations............................      (7.6)%       0.0%      4.6%
Interest expense, net....................................       3.4%        3.3%      0.7%
Gain (loss) on the sale of fixed assets..................      (0.1)%       0.0%      0.4%
Loss on debt conversion..................................      (1.1)%        --        --
Gain on insurance recovery...............................       0.3%         --        --
Income tax provision (benefit)...........................       0.0%       (1.2)%     1.6%
                                                              -----       -----     -----
Net income (loss) before cumulative effect of a change in
  accounting principle...................................     (11.9)%     (2.1)%      2.6%
Cumulative effect on prior years as of November 1, 2000
  related to the implementation of SAB 101...............      (1.5)%        --        --
                                                              -----       -----     -----
Net income (loss)........................................     (13.4)%     (2.1)%      2.6%
                                                              =====       =====     =====
Number of stores at end of period........................        12          14         7


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


     In fiscal 2001, we recorded a $2.2 million charge for the cumulative effect of a change in accounting principle resulting from the change in our revenue recognition policy from adopting "SAB 101," which defers recognizing revenue on commissions received from placing indirect retail installment contracts with indirect lenders, fees generated from the sale of credit life insurance and commissions earned on the sale of administrator obligor extended warranty and service contracts until the commission chargeback period had lapsed.


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


     Working capital. Working capital decreased to $(1.4) million from $9.0 million the prior year, primarily due to the net operating loss, an increase in accounts payable, deferral of revenue recognition and a reduction in inventory at reduced margins.


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


     As discussed elsewhere in this Annual Report on Form 10-K/A, the lender is now evaluating financial projections and other information we provided, as requested. On the basis of that evaluation, the lender will decide whether to continue the floor plan on the same terms as the expired agreement, demand repayment of the unpaid balance or enter into a new agreement with different terms. The impact of the lender's decision on our business depends on which decision it ultimately reaches. For example, if the lender demands immediate repayment, we will not be able to stock sufficient RV and marine inventory to sustain our business. We do not believe the lender will take this action, but we cannot be sure that the terms of a new arrangement would be more favorable than those under the expired agreement.


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


     Going Concern. As discussed, there is uncertainty regarding the outcome of our negotiations with our primary floor plan lender and we may not be able to obtain sufficient alternative floor plan financing to meet our business needs in fiscal year 2002. We have also incurred net losses of $18 million and $3.2 million in fiscal 2001 and 2000, respectively, and incurred net cash outflows from operations of approximately $2.4 million and $0.6 million, respectively. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes that operating performance will improve in fiscal year 2002, we may require additional funding to cover operating deficits. Management further believes that additional financing will be made available to support the our liquidity requirements and that certain costs and expenditures could be reduced further should any needed additional funding not be available. Failure to generate sufficient revenues, raise additional capital or continue to restrain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. (See Note 2 "Summary of Significant Accounting Policies").

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


CRITICAL ACCOUNTING POLICIES



     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. The following accounting policies require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. If actual results differ significantly from management's estimates, the financial statements could be materially impacted.



  Revenue Recognition



     We recognize revenue in accordance U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that the following four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement must exist; (2) delivery must have occurred or services rendered; (3) the fee must be fixed and determinable; and (4) collectibility must be reasonably assured. Determinations of criteria are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.



     RV and marine product sales are not recognized until the unit is delivered to the customer, title has passed to the customer, and payment has been received from the customer or financing has been arranged. Parts and service sales are paid at the time the service is rendered through cash or credit card payment. The commissions received from the placement of finance and insurance products are deferred for revenue recognition until the period in which the commission may be charged back to us has lapsed. The commissions received on extended warranty and service contracts are deferred for revenue recognition until the 100% chargeback period has lapsed with revenue recognized ratably over the remaining life of the contract as commissions are earned and not subject to chargeback.



  Impairment of Goodwill



     We periodically evaluate the potential impairment of our long-lived assets, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of a location. In fiscal year 2001, we closed two acquired locations and concluded that the goodwill associated with the closed locations was impaired and charged approximately $1,500,000 to income. While additional closures of other acquired locations are not anticipated, future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.



     SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. Currently management is analyzing the potential impact of this pronouncement and has not determined the effect, if any, on the financial statements.



  Inventory Valuation



     We record the purchase of used RV and marine products based on the cost to acquire the units. Trade-ins are recorded at their actual market value at the time the trade-in is received on a unit sold. Periodically, used inventory units are reviewed and compared to the N.A.D.A. Recreation Vehicle Appraisal Guide or other wholesale auction values to determine whether market declines have occurred since the unit was placed into inventory. For any unit whose book value is greater than the indicative market value, the carrying cost is adjusted as required to properly value it at the lower of cost or market. If used units are not properly valued at trade-in, overpaid for when purchased outright or not sold in a reasonable time period, the used inventory may devalue and, accordingly, write-downs will be required. Overstocked conditions attributable to a number of factors and general economic conditions could also cause inventory write-downs. Failure to properly manage both new and used RV and marine products could result in inventory write-down adjustments that could, in turn, have a material adverse impact on our financial condition and results of operations.


RECENT ACCOUNTING PRONOUNCEMENTS


     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against that new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. Currently, management is analyzing the potential impact of this pronouncement and has not determined the effect, if any, on the financial statements.


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


OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET IF WE ARE UNABLE TO COMPLY WITH THE NASDAQ MARKETPLACE RULES.



     We are not currently in compliance with the Nasdaq National Market's continued listing criteria. If our common stock is delisted, it could have a negative impact on the trading activity and price of our common stock. This could make it more difficult for us to raise additional equity capital in the future.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K." The response to Part II, Item 8, is submitted as a separate section of this form 10-K/A.


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

                                                                                             DIRECTOR
NAME                          AGE                   POSITION WITH HOLIDAY                     SINCE
----                          ---                   ---------------------                    --------
Lee B. Sanders..............  41    Class II Director                                          2000
Casey Gunnell...............  54    Class II Director, President, Chief Financial Officer      2001
                                    and Secretary
David A. Kamm...............  65    Class I Director                                           1999
Lee A. Iacocca..............  78    Class III Director                                         2000
Marcus Lemonis..............  28    Chairman of the Board, Class III Director and Chief        2001
                                    Executive Officer

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


BOARD MEETINGS AND COMMITTEES

     Holiday's Board of Directors held five meetings during the fiscal year ended October 31, 2001. All of the directors attended at least 75% of the board meetings and committee meetings of which they were members.

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


                                          Submitted by the Compensation Advisory
                                          Committee



                                          David Kamm


                                          Lee B. Sanders


                                          Marcus Lemonis, ex officio


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

                                                  ANNUAL
                                               COMPENSATION
                                            ------------------
                                            FISCAL                             ALL OTHER       STOCK
NAME AND PRINCIPAL POSITION                  YEAR    SALARY($)   BONUS($)   COMPENSATION($)   OPTIONS#
---------------------------                 ------   ---------   --------   ---------------   --------
Michael S. Riley(1).......................   2001     183,023         --             --        43,000
Chairman of the Board and                    2000     204,711         --             --       100,000
  Chief Executive Officer                    1999      11,942         --             --       125,000
Ronald G. Huneycutt(2)....................   2001      78,977(3)      --             --            --
Chief Executive Officer, President,          2000     204,326         --             --       100,000
  Senior Vice President and                  1999          --         --             --       125,000
  Chief Financial Officer
W. Hardee McAlhaney(4)(5).................   2001      42,871         --        220,000            --
Chief Executive Officer, President,          2000     148,095         --        171,000            --
  Vice President and                         1999     231,929         --            597            --
  Chief Financial Officer
Marcus M. Lemonis(7)......................   2001      94,711     61,167          3,752(8)         --
Chairman of the Board, President,            2000          --
  Chief Executive Officer,                   1999          --
  Chief Operating Officer and Secretary
Casey L. Gunnell(9).......................   2001      59,615     52,084          3,852(10)        --
President, Chief Financial Officer,          2000          --         --
  Chief Operating Officer                    1999
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

                  HOLIDAY RV SUPERSTORES INC. COMPARISON GRAPH

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


                                                                     SHARES OWNED
                                                    -----------------------------------------------
                                                                                SERIES A PREFERRED
                                                          COMMON STOCK                STOCK
                                                    ------------------------   --------------------
NAME AND                                                         % OF TOTAL     NO.     % OF TOTAL
ADDRESS OF BENEFICIAL OWNER                         NO. SHARES   OUTSTANDING   SHARES   OUTSTANDING
---------------------------                         ----------   -----------   ------   -----------
Recreational Holdings, Inc. ......................  4,284,844(1)    45.9           --         *
  4030 N.E. 25th Avenue
  Lighthouse Point, Florida 33064
Nomura Securities, Inc. ..........................  2,000,000(2)    21.5           --         *
  2 World Financial Center -- Bldg. B
  New York, New York 10281
Steven Antebi.....................................    801,300        9.1           --         *
  10550 Fontanelle Way
  Los Angeles, California 90077
Marcus Lemonis....................................      1,500          *           --         *
Lee A. Iacocca....................................     76,667(3)                   --         *
Casey Gunnell.....................................      3,300          *           --         *
David A. Kamm.....................................         --          *           --         *
Lee B. Sanders....................................         --          *           --         *
The Stephen Adams Living Trust....................    754,800(4)     8.1       15,000       100
  2575 Vista del Mar Drive
  Ventura, California 93001
All officers and directors as a group.............     82,167          *       15,000       100


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

(3) All of these shares are issuable upon exercise of options that are presently exercisable.

(4) All of these shares are issuable upon conversion of 3,774 shares of Sub-Series A-1 Preferred Stock that is presently convertible

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)(1) Financial Statements -- The financial statements are filed as a separate section of this Form 10-K/A.


     (a)(2) Financial Statement Schedules

                                  SCHEDULE II

             HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
           FOR THE FISCAL YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999


                                                  CHARGES
                                    BALANCE AT    TO COST     CHARGES                        OTHER         BALANCE
                                    BEGINNING       AND       TO OTHER      OTHER          CHARGES-         AT END
YEAR  DESCRIPTION                   OF PERIOD     EXPENSES    ACCOUNTS   ADDITIONS(A)   (DEDUCTIONS)(B)   OF PERIOD
----  -----------                   ----------   ----------   --------   ------------   ---------------   ----------
2001  Finance Commissions
      Chargeback Reserves(c)......   $245,246    $   54,765      $--       $     --        $(153,026)     $  146,985
2001  Deferred Tax Valuation
      Allowance...................   $     --    $5,317,000      $--       $     --        $      --      $5,317,000
2000  Finance Commissions
      Chargeback Reserves.........   $ 63,309    $  296,132      $--       $245,247        $(359,442)     $  245,246
1999  Finance Commissions
      Chargeback Reserves.........   $ 93,498    $   30,357      $--       $     --        $ (60,546)     $   63,309


---------------

(a) Finance commissions chargeback reserves from business acquisitions.

(b) Finance commissions chargebacks paid.


(c) Effective November 1, 2000, we changed our revenue recognition policy related to commissions earned for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. Also, effective November 1, 2000, we changed our revenue recognition policy related to commissions earned on the sale of administrator obligor extended warranty and service contracts to defer these commissions until the 100% chargeback period has lapsed and to recognize ratably over the remaining life of the contract as commissions are earned and not subject to chargeback. The reserve that remains is for preacquisition chargeback exposures related to these types of products sold by companies we acquired and considered as part of the original purchase accounting.


     All other schedules have been omitted as they are either not applicable, not required or the information is included in the Consolidated Financial Statements or notes thereto.

     "Report of Independent Certified Public Accountants on Financial Statements Schedule"

     To the Board of Directors of Holiday RV Superstores, Inc.


     Our audits of the consolidated financial statements referred to in our report, which includes an explanatory paragraph indicating substantial doubt as to the Company's ability to continue as a going concern, an explanatory paragraph indicating a change in the Company's method of accounting for certain revenues to conform to the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," and an explanatory paragraph indicating a restatement of the Company's financial statements as of and for the fiscal year ended October 31, 2001, to defer recognition of commissions earned on extended warranty and service contracts, dated January 25, 2002, except as to Notes 17 and 18 for which the date is March 21, 2002, appearing in this Annual Report on Form 10-K/A, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



     PricewaterhouseCoopers LLP


     Fort Lauderdale, Florida

     January 25, 2002, except as to Notes 17 and 18 for which the date is March 21, 2002

     (a)(3) Exhibits -- The Exhibits filed as part of this Form 10-K/A are listed on the Index to Exhibits following the financial statements.


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



Dated: March 25, 2002                          HOLIDAY RV SUPERSTORES, INC.
                                               By: /s/ MARCUS LEMONIS
                                                                -----------------------------
                                                                Marcus Lemonis
                                                                Chairman of the Board, Chief
                                                                Executive
                                                                Officer, and Director


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


                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----

                /s/ MARCUS LEMONIS                      Chairman of the Board, Chief       April 11, 2002
 ------------------------------------------------      Executive Officer, and Director
                  Marcus Lemonis


                /s/ CASEY GUNNELL                    President, Chief Financial Officer    April 11, 2002
 ------------------------------------------------      (Principal Accounting Officer),
                  Casey Gunnell                            Secretary and Director


                /s/ LEE B. SANDERS                                Director                 April 11, 2002
 ------------------------------------------------
                  Lee B. Sanders


                /s/ LEE A. IACOCCA                                Director                 April 11, 2002
 ------------------------------------------------
                  Lee A. Iacocca


                /s/ DAVID A. KAMM                                 Director                 April 11, 2002
 ------------------------------------------------
                  David A. Kamm

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


     As discussed in Note 18 to the financial statements, the Company has restated its financial statements as of and for the fiscal year ended October 31, 2001, to defer recognition of commissions earned on extended warranty and service contracts.


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


PRICEWATERHOUSECOOPERS LLP

Fort Lauderdale, Florida

January 25, 2002 except as to Notes 17 and 18 for which the date is


March 21, 2002

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                     OCTOBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (RESTATED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $    93,484   $ 2,215,352
  Restricted cash and investments...........................    1,131,662            --
  Accounts receivable
    Trade and contracts in transit..........................    1,631,871     3,104,774
    Other...................................................      989,492     1,338,352
  Inventories, net..........................................   34,363,637    59,981,771
  Prepaid expenses..........................................      161,709       443,696
  Refundable income taxes...................................      529,888     1,399,793
  Current deferred income taxes.............................           --       658,981
  Property held for sale....................................      633,468            --
  Other.....................................................      124,958            --
                                                              -----------   -----------
         Total current assets...............................   39,660,169    69,142,719
Property and equipment, net.................................   11,339,229    12,418,047
Other assets
  Goodwill, net of accumulated amortization of $654,273 and
    $266,440................................................    5,665,656     7,662,958
  Other.....................................................      229,399       754,530
Noncurrent deferred income taxes............................           --       207,967
                                                              -----------   -----------
         Total assets.......................................  $56,894,453   $90,186,221
                                                              ===========   ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Floor plan notes payable..................................  $31,034,172   $53,884,241
  Accounts payable..........................................    2,131,754     1,190,140
  Customer deposits.........................................      142,962       405,678
  Accrued expenses and other current liabilities............    3,875,897     3,834,868
  Current portion of deferred finance and insurance
    income..................................................    1,501,519            --
  Current portion of capital lease obligation...............      126,015       113,798
  Current portion of LIFO tax liability.....................      333,935       250,451
  Current portion of mortgages payable......................      198,412       166,783
  Current portion of notes payable..........................    1,662,923       223,161
  Current portion of deferred gain on leaseback
    transaction.............................................       48,624        48,626
                                                              -----------   -----------
         Total current liabilities..........................   41,056,213    60,117,746
  Long-term capital lease obligation, less current
    portion.................................................      123,177       218,381
  LIFO tax liability, less current portion..................      333,935       751,354
  Long-term mortgages payable, less current portion.........    6,787,776     6,986,188
  Long-term notes payable, less current portion.............      500,000        77,386
  Deferred gain on leaseback transaction, less current
    portion.................................................      376,858       425,482
  Long-term deferred finance and insurance income...........      855,355            --
  Convertible notes payable.................................           --     3,231,920
                                                              -----------   -----------
         Total liabilities..................................   50,033,314    71,808,457
                                                              -----------   -----------
Commitments and Contingencies
Shareholders' equity
  Preferred stock $.01 par; shares authorized 2,000,000;
    issued 0
  Common stock, $.01 par, shares authorized 23,000,000;
    issued 9,352,000 and 7,940,000..........................       93,520        79,400
  Additional paid-in capital................................   13,630,108     7,139,197
  Retained earnings (deficit)...............................   (6,320,834)   11,700,822
  Treasury stock, 300,700 shares at cost....................     (541,655)     (541,655)
                                                              -----------   -----------
         Total shareholders' equity.........................    6,861,139    18,377,764
                                                              -----------   -----------
         Total liabilities and shareholders' equity.........  $56,894,453   $90,186,221
                                                              ===========   ===========


          See accompanying notes to consolidated financial statements

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               YEAR ENDED OCTOBER 31,
                                                      -----------------------------------------
                                                          2001           2000          1999
                                                      ------------   ------------   -----------
                                                       (RESTATED)
Sales and service revenue
  Vehicle and marine................................  $120,794,939   $138,155,081   $72,240,919
  Service, parts and accessories....................    10,075,207      9,240,171     6,233,791
  Other, net........................................     3,218,422      4,972,094     2,921,580
                                                      ------------   ------------   -----------
          Total sales and service revenue...........   134,088,568    152,367,346    81,396,290
                                                      ------------   ------------   -----------
Cost of sales and service
  Vehicles and marine...............................   109,711,839    122,284,905    63,883,910
  Service, parts and accessories....................     5,989,109      5,089,500     3,485,500
                                                      ------------   ------------   -----------
          Total cost of sales and service...........   115,700,948    127,374,405    67,369,410
                                                      ------------   ------------   -----------
Gross profit........................................    18,387,620     24,992,941    14,026,880
Selling, general and administrative expenses........    26,836,270     25,031,909    10,291,795
Goodwill impairment.................................     1,572,590             --            --
                                                      ------------   ------------   -----------
Income (loss) from operations.......................   (10,021,240)       (38,968)    3,735,085
Other income (expense):
  Interest income...................................        47,707        117,788       554,557
  Interest expense..................................    (4,641,117)    (5,094,560)   (1,133,687)
                                                      ------------   ------------   -----------
          Total other income (expense)..............    (4,593,410)    (4,976,772)     (579,130)
                                                      ------------   ------------   -----------
Gain (loss) on sale of fixed assets.................      (106,095)        35,845       318,820
Loss on debt conversion.............................    (1,523,545)            --            --
Gain on insurance recovery..........................       358,562             --            --
                                                      ------------   ------------   -----------
Income (loss) before income taxes (benefit) and
  cumulative effect of a change in accounting
  principle.........................................   (15,885,728)    (4,979,895)    3,474,775
Income taxes (benefit)..............................       (53,343)    (1,775,120)    1,321,000
                                                      ------------   ------------   -----------
Net income (loss) before cumulative effect of a
  change in accounting principle....................   (15,832,385)    (3,204,775)    2,153,775
Cumulative effect as of November 1, 2000 related to
  the implementation of SAB 101 (See Note 2)........    (2,189,271)            --            --
                                                      ------------   ------------   -----------
Net income (loss)...................................  $(18,021,656)  $ (3,204,775)  $ 2,153,775
                                                      ============   ============   ===========
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) before cumulative effect of a change
  in accounting principle...........................  $      (1.94)  $       (.42)  $       .30
Cumulative effect as of November 1, 2000 related to
  the implementation of SAB 101.....................  $       (.27)  $         --   $        --
                                                      ------------   ------------   -----------
Net income (loss)...................................  $      (2.21)  $       (.42)  $       .30
                                                      ============   ============   ===========
Pro-forma amounts assuming SAB 101 is applied
  retroactively:
  Net income (loss).................................                 $ (4,130,000)  $ 2,105,000
                                                                     ============   ===========
  Basic and diluted earnings (loss) per common
     share..........................................                 $       (.54)  $       .29
                                                                     ============   ===========


          See accompanying notes to consolidated financial statements

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                     COMMON STOCK       ADDITIONAL                           TREASURY STOCK
                                  -------------------     PAID-IN          RETAINED        -------------------     DEFERRED
                                   SHARES     AMOUNT      CAPITAL     EARNINGS (DEFICIT)   SHARES     AMOUNT     COMPENSATION
                                  ---------   -------   -----------   ------------------   -------   ---------   ------------
                                                                          (RESTATED)
Balance at October 31, 1998.....  7,465,000   $74,650   $ 5,112,271      $ 12,751,822      251,700   $(430,098)     $(937)
  Net income for the year.......                                            2,153,775
  Exercise of common stock
    options.....................     40,000      400         72,100
  Return of unvested restricted
    bonus stock.................                                                             2,500      (2,681)
  Treasury shares repurchased...                                                            46,500    (108,876)
  Amortization of deferred
    compensation................                                                                                      937
                                  ---------   -------   -----------      ------------      -------   ---------      -----
Balance at October 31, 1999.....  7,505,000   75,050      5,184,371        14,905,597      300,700    (541,655)        --
  Net loss for the year.........                                           (3,204,775)
  Exercise of common stock
    options.....................    135,000    1,350        234,316
  Stock option compensation
    expense.....................                             72,290
  Options and warrants issued to
    lenders and consultants.....                            308,220
  Tax benefit of incentive stock
    options.....................                             65,000
  Shares issued for
    acquisition.................    300,000    3,000      1,275,000
                                  ---------   -------   -----------      ------------      -------   ---------      -----
Balance at October 31, 2000.....  7,940,000   79,400      7,139,197        11,700,822      300,700    (541,655)        --
  Net loss for the year.........                                          (18,021,656)
  Stock compensation expense....                             49,500
  Debt conversion...............    912,000    9,120      4,645,285
  Stock issued to consultant....    500,000    5,000      1,575,000
  Options and warrants issued to
    lenders and consultants.....                            221,126
Balance at October 31, 2001.....  9,352,000   $93,520   $13,630,108      $ (6,320,834)     300,700   $(541,655)     $  --
                                  =========   =======   ===========      ============      =======   =========      =====


                                     TOTAL
                                  ------------
                                   (RESTATED)
Balance at October 31, 1998.....  $ 17,507,708
  Net income for the year.......     2,153,775
  Exercise of common stock
    options.....................        72,500
  Return of unvested restricted
    bonus stock.................        (2,681)
  Treasury shares repurchased...      (108,876)
  Amortization of deferred
    compensation................           937
                                  ------------
Balance at October 31, 1999.....    19,623,363
  Net loss for the year.........    (3,204,775)
  Exercise of common stock
    options.....................       235,666
  Stock option compensation
    expense.....................        72,290
  Options and warrants issued to
    lenders and consultants.....       308,220
  Tax benefit of incentive stock
    options.....................        65,000
  Shares issued for
    acquisition.................     1,278,000
                                  ------------
Balance at October 31, 2000.....    18,377,764
  Net loss for the year.........   (18,021,656)
  Stock compensation expense....        49,500
  Debt conversion...............     4,654,405
  Stock issued to consultant....     1,580,000
  Options and warrants issued to
    lenders and consultants.....       221,126
Balance at October 31, 2001.....  $  6,861,139
                                  ============


          See accompanying notes to consolidated financial statements

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             YEARS ENDED OCTOBER 31,
                                                   --------------------------------------------
                                                       2001            2000            1999
                                                   -------------   -------------   ------------
                                                    (RESTATED)
Cash Flows from Operating Activities:
  Cash received from customers...................  $ 136,570,671   $ 153,156,135   $ 80,483,810
  Cash paid to suppliers and employees...........   (135,726,680)   (149,099,253)   (76,283,283)
  Interest received..............................         47,707         338,155        554,557
  Interest paid..................................     (4,850,627)     (4,935,418)    (1,123,323)
  Income taxes (paid) refunded...................      1,454,809         (28,084)    (1,420,505)
                                                   -------------   -------------   ------------
          Net cash (used in) provided by
            operating activities.................     (2,504,120)       (568,465)     2,211,256
                                                   -------------   -------------   ------------
Cash Flows from Investing Activities:
  Purchase of property and equipment.............       (580,801)     (3,418,066)    (1,613,022)
  Proceeds from the sale of property and
     equipment...................................        596,814         688,106      1,173,348
  Restricted cash................................     (1,131,662)             --             --
  Proceeds from insurance on Clermont fire.......        620,888              --             --
  Proceeds from the sale-leaseback of property...             --       2,102,891             --
  Payments for businesses acquired, net of
     cash........................................             --      (6,180,770)            --
                                                   -------------   -------------   ------------
          Net cash used in investing
            activities...........................       (494,761)     (6,807,839)      (439,674)
                                                   -------------   -------------   ------------
Cash Flows from Financing Activities:
  Treasury stock purchase........................             --              --       (108,876)
  Repayment of capital lease obligations.........        (82,987)        (78,944)       (57,748)
  Proceeds from notes payable....................      2,000,000       3,921,358             --
  Repayments of notes payable....................     (1,040,000)     (5,802,020)            --
  Proceeds from the exercised stock options......             --         231,998         72,500
  Proceeds from notes on real property...........             --       2,200,000             --
                                                   -------------   -------------   ------------
          Net cash provided by (used in)
            financing activities.................        877,013         472,392        (94,124)
                                                   -------------   -------------   ------------
Net increase (decrease) in Cash and Cash
  Equivalents....................................     (2,121,868)     (6,903,912)     1,677,458
Cash and Cash Equivalents, beginning of year.....      2,215,352       9,119,264      7,441,806
                                                   -------------   -------------   ------------
          Cash and Cash Equivalents, end of
            year.................................  $      93,484   $   2,215,352   $  9,119,264
                                                   =============   =============   ============


          See accompanying notes to consolidated financial statements.

                 HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES

                                                             YEARS ENDED OCTOBER 31,
                                                   --------------------------------------------
                                                       2001            2000            1999
                                                   -------------   -------------   ------------
                                                    (RESTATED)
Reconciliation of Net (loss) Income to Net Cash
  provided by (used in) Operating Activities
Net (loss) income................................  $ (18,021,656)  $  (3,204,775)  $  2,153,775
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
  Depreciation and amortization..................      1,083,282         803,546        317,840
  Amortization of deferred gain..................        (48,626)             --             --
  Stock option compensation and warrant
     issuance....................................        270,626         380,510             --
  Amortization of deferred compensation..........             --              --            937
  Return of unvested deferred compensation.......             --              --         (2,681)
  Deferred income taxes..........................             --        (337,896)       (24,000)
  Income tax benefit.............................             --      (1,437,224)            --
  (Gain) loss on disposal of property and
     equipment...................................        106,095         (35,845)      (318,820)
  Gain on involuntary conversion of assets.......       (358,562)             --             --
  Loss on debt conversion........................      1,523,545              --             --
  Loss on goodwill impairment....................      1,572,590              --             --
  Stock issued to consultant.....................      1,580,000              --             --
  Cumulative effect as of November 1, 2000
     related to the implementation of SAB 101....      2,189,271              --             --
Changes in assets and liabilities, net of effect
  of acquisitions:
  (Increases) decreases in:
     Accounts receivable.........................      1,821,763        (162,940)      (838,628)
     Refundable income taxes.....................        869,905         (28,084)       (75,505)
     Inventories.................................     25,618,134      (1,520,326)    (4,804,059)
     Prepaid expenses............................        281,987        (168,814)       (37,587)
     Deferred income taxes.......................        866,948              --             --
     Other assets................................        437,052       1,334,654        (45,968)
  Increases (decreases) in:
     Floor plan contracts........................    (22,850,069)      3,650,002      5,589,760
     Accounts payable............................        941,614      (1,254,625)       101,551
     Customer deposits...........................       (262,716)        294,159        (73,851)
     Accrued expenses and deferred finance and
       insurance income..........................        208,632       1,119,193        268,492
     LIFO liability..............................       (333,935)             --             --
                                                   -------------   -------------   ------------
Net cash provided by (used in) operating
  activities.....................................  $  (2,504,120)  $    (568,465)  $  2,211,256
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


     Additionally, the Company incurred a net loss of $18.0 million in fiscal 2001 and incurred net cash outflows from operations of approximately $2.5 million in fiscal 2001. Beginning in the second quarter fiscal 2001, management focused on inventory management by reducing inventory levels to allow the Company to effectively and profitably operate within the stocking levels available under the April 2000 amended primary floor plan agreement. The inventory initiative resulted in a 42.7% reduction in the year over year inventory levels (See Note 6 "Inventories"). In addition, the short term performance and the long term potential for each retail location were reviewed together with each dealership's management team. As a result, three underperforming or dealerships competing in the same markets were closed and the market consolidated into other Company dealerships. A fourth dealership was closed in December 2001. Management believes that with the restructuring of its dealerships and the focus on managing its inventory to optimum levels and turns, the continuation of rigid expense control, the infusion of additional capital (See Note 17 "Subsequent Events") and the continued support of its primary floor plan lender under more favorable terms, improved revenues, profits and cash flows from operations will result in fiscal year 2002. While Management believes that performance will improve in fiscal year 2002, the Company may be required to obtain additional outside funding to fund operating deficits. Management further believes that additional financing will be made available to support the Company's liquidity requirements and that certain costs and expenditures could be reduced further should any needed additional funding not be available. Failure to generate sufficient revenues, raise additional capital or continue to restrain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.


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


     Accounting for the Impairment of Long-Lived Assets: The Company periodically evaluates the potential impairment of its long-lived assets, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events or circumstances considered include, but are not limited to, recent operating losses, projected cash flows and management's plans for future operations. Upon the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of any asset based on estimated future undiscounted cash flows. If an impairment exists, the Company will measure the amount of such impairment based on the present value of the estimated cash flows over the remaining life of the asset using a discount rate commensurate with the risks involved. Cash flow estimates are made at the retail location level and include the interest charges associated with the location's floor plan financing.

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


     Prior to November 1, 2000, commissions earned by the Company for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products were recognized when the related vehicle or marine sale was recognized. Pursuant to dealer agreements negotiated with the indirect retail lending institutions and credit life insurance companies, the Company is charged back for all or a portion of these commissions should the customer terminate or default on the related contract during a stipulated period beginning at the contract date. After the passage of the stipulated period, all commissions received are not subject to charge back. The Company established a reserve for possible chargebacks based on historical experience for the repayment of commissions to the indirect lenders and credit life insurance.



     Prior to November 1, 2001, commissions earned on extended warranty and service contracts sold on behalf of third-party administrators are generally recognized at the later of customer acceptance of the contract terms as evidenced by contract execution, or when the related vehicle or marine sale is recognized. The Company is charged back for a portion of these commissions should the customer terminate or default on the contract prior to its scheduled maturity. The chargeback reserve, which is not material to the financial statements taken as a whole as of October 31, 2000 and 1999 is based on the Company's experience for repayments or defaults on these contracts.



     Effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned by the Company for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. Also effective November 1, 2000, the Company changed its Revenue Recognition policy related to commissions earned on the Sales of Administration obligor extended warranty and service contracts to defer these commissions until this 100% chargeback period has lapsed and to recognize revenue ratably over the remaining life of the contracts as commissions are earned and not subject to chargeback. This change was made in accordance with the implementation of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended October 31, 2001. The net effect reflects the deferral as of November 1, 2000 of approximately $2.2 million of revenue net of chargebacks previously recognized. The Company recognized approximately $1,187,000 of the revenue included in the cumulative effect adjustment during the year ended October 31, 2001. The effects of this change in accounting principle on net loss and net loss per share for the year ended October 31, 2001 were decreases of approximately $168,000 and $0.02 per share respectively.


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

     Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against that new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. Management is currently analyzing this potential impact of this pronouncement and has not determined this effect, if any, on this financial statements.


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


     In June 2001, the Company obtained 65,000 shares of the Company's free trading common stock from an affiliate of a former director and a former officer/director of the Company to combine with a $20,000 cash settlement of all claims under an Amended Employment Agreement with its former Chief Financial Officer (See Note 14 "Related Party Transactions"). In connection with the share settlement of this obligation on behalf of the Company, the Company's debt to this affiliate was increased by $200,000 based on the trading value of the 65,000 shares at that time. As of October 31, 2001 the unpaid balance of this advance was $67,000. Subsequent to October 31, 2001, the holders agreed to combine the liabilities of both loans by converting all but $128,000 of the combined liability to common stock (See 14 "Related Party Transactions" and Note 17 "Subsequent Events").


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


     Had compensation expense been determined based upon the fair value of the options at their grant dates in accordance with SFAS 123, the net loss and net loss per share for fiscal 2001 and 2000 would have been increased by approximately $696,000 and $.08 and $1,491,000 and $.20, respectively. Because options vest over several years and additional option grants are expected to be made in future years, the above proforma results are not representative of the proforma results for future years. The weighted average fair value of the options granted in fiscal 2001 and 2000 were $2.32 per share and $1.30 per share, respectively.


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
                                                   ========   ===========   ==========

     The components of deferred tax assets and liabilities consist of the following:


                                                                    OCTOBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              -----------   ---------
Deferred tax assets:
  Accrued warranty..........................................  $   113,000   $  91,000
  Property and equipment....................................       51,000      63,000
  State NOL carryover.......................................      551,000     124,000
  Non-compete agreement.....................................       73,000      73,000
  Inventory.................................................      786,000     379,000
  Deferred finance income...................................      917,000     118,000
  Accrued vacation..........................................       38,000      17,000
  AMT Credit................................................      122,000          --
  Federal NOL Carryover.....................................    2,632,000          --
  Other.....................................................       34,000       2,000
                                                              -----------   ---------
Total deferred tax assets...................................    5,317,000     867,000
Less current deferred tax assets............................           --    (659,000)
Less deferred tax asset valuation allowance.................   (5,317,000)         --
                                                              -----------   ---------
Long-term deferred tax assets...............................  $        --   $ 208,000
                                                              ===========   =========


     The Company has established a valuation allowance for the full amount of its net deferred tax assets since it has not determined that it is more likely than not that the net deferred tax asset is realizable, based upon the Company's recent earnings history.

     The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:


                                                             OCTOBER 31,
                                            ---------------------------------------------
                                                    2001                    2000
                                            ---------------------   ---------------------
                                              AMOUNT      PERCENT     AMOUNT      PERCENT
                                            -----------   -------   -----------   -------
Income taxes (benefits) at statutory
  rate....................................  $(5,313,000)    34.0%   $(1,693,000)   34.0%
State income taxes, net of federal
  benefit.................................     (544,000)     3.5%      (113,000)    2.3%
Debt conversion...........................      539,000     (3.5)%           --      --
Increase in valuation allowance and
  other...................................    5,265,000    (34.0)%       31,000    (0.6)%
                                            -----------   ------    -----------    ----
Income taxes (benefits) at effective
  rates...................................  $   (53,000)      --    $(1,775,000)   35.7%
                                            ===========   ======    ===========    ====



     At October 31, 2001, the Company had federal net operating loss carryforwards of approximately $7,044,000 available to reduce future taxable income which expires October 31, 2021. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of the net operating loss carry forwards which can be used in future years.


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


     Subsequent to October 31, 2001, the consultant and the Company mutually agreed to cancel the obligations of both parties under the August 1, 2001 agreement (including the option grants) and enter into a new agreement effective October 31, 2001 to essentially provide financial advisory services and serve on the Company's Board of Directors if asked to do so. Compensation for the services were to be paid through the issuance of 500,000 shares of the Company's common stock, as originally intended under the August 1, 2001 agreement. At October 31, 2001, the Company has shown these 500,000 shares as issuable and recorded a charge of $1,580,000 to consulting expense based on the market value of the Company's common stock on August 1, 2001, the date the parties entered into the original enforceable agreement.

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

                                                             FISCAL 2001 QUARTER
                                                ----------------------------------------------
                                                  FIRST      SECOND       THIRD       FOURTH
                                                ---------   ---------   ---------   ----------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Pre-SAB 101:
  (as originally reported)
Revenue.......................................   $33,220     $41,654     $36,397     $ 22,984
Gross Profit..................................     5,188       7,363       6,685         (682)
Net income (loss).............................    (2,883)     (1,635)       (427)     (10,629)
Basic and diluted earnings (loss) per common
  share(a)....................................     (0.38)      (0.20)      (0.05)       (1.28)

                                                            FISCAL 2001 QUARTER
                                             -------------------------------------------------
                                               FIRST        SECOND       THIRD        FOURTH
                                             ----------   ----------   ----------   ----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             (RESTATED)   (RESTATED)   (RESTATED)   (RESTATED)
Post-SAB 101:
  (as restated)
Revenue....................................   $33,342      $41,182      $36,172      $ 23,392
Gross Profit...............................     5,310        6,891        6,460          (274)
Net income (loss)..........................    (4,950)      (2,107)        (652)      (10,313)
Basic and diluted earnings (loss) per
  common share(a)..........................     (0.65)       (0.26)       (0.07)        (1.21)



     Effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned by the Company for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. Also effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned on the sale of administrative obligor extended warranty and service contracts to defer these commissions until this 100% chargeback period has lapsed and to recognize revenue ratably over the remaining life of the contracts as commissions are earned and not subject to chargeback. This change was made in accordance with the implementation of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") (See Note 2 "Summary of Significant Accounting Policies"). The quarters ended January 31, 2001, April 30, 2001 and July 31, 2001 have been restated to reflect the adoption of SAB 101.



     The fourth quarter of fiscal 2001 reflects a $1,580,000 charge to consulting expense related to stock issuable for services (See Note 15 "Commitments and Contingencies").


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


17.  SUBSEQUENT EVENTS



  SERIES A PREFERRED



     On January 3, 2002, the Company's Board of Directors authorized the issuance of up to 35,000 shares of Series A Preferred Stock, of which 8,807 have been designated Sub-Series A-1 Convertible Preferred Stock (the "Series A-1 Shares") and 26,193 have been designated Sub-Series A-2 Stock (the "Series A-2 Stock", collectively the "Series A Shares"). The Series A stockholders are entitled to dividends at a rate of 10% of the purchase price per annum, which accrue on a daily basis and are payable in cash each quarter. If certain specified events of default occur, that dividend rate increases to 15%. As more fully described below, an event of default appeared probable based on events occurring in February 2002. The Series A Shares have identical rights and preferences, except that the Series A-2 Shares are not convertible and are nonvoting until stockholder approval is obtained. The Series A Shares are also entitled to a redemption payment equal to 125% of the original issuance price plus accrued and unpaid dividends (the "Liquidation Price") upon the sale or liquidation of the Company or upon an event of default, as defined.



     The Company is required to redeem the Series A Shares, including any accrued and unpaid dividends, on December 31, 2007. They will therefore be classified in the mezzanine in the Company's balance sheet. Redemption may occur sooner at the Liquidation Price in the event of a change in control, as defined in the Certificate of Designation , Rights and Preferences, a delisting of the Company's common stock, or a failure to honor a conversion request. On February 14, 2002, the Company was notified by the NASDAQ National Market that it had failed to comply with certain listing requirements and was therefore subject to delisting. Accordingly, the Company will reflect the Series A Shares at their Liquidation Price in their January 31, 2002 financial statements.



     The Series A Shares are being sold as units comprising 100 shares of Series A Preferred Stock and warrants to purchase 5,000 shares of common stock at an exercise price of $.50 per share. The Company will realize gross proceeds of $3,500,000 if all of the units are sold. The voting and conversion rights of the Series A-2 Shares are subject to stockholder approval. At the time of the offering, the Company had received written approvals from the beneficial holders of approximately 72% of its outstanding common stock. The Company will seek formal approval at its 2002 Annual Meeting of Stockholders.



     The warrants contain certain provisions that may preclude the Company from settling them in shares at the time they are exercised. Accordingly, in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the Company will classify those warrants as a liability in the balance sheet. Furthermore, those warrants will be remeasured each period with changes in their fair value reflected in the Company's statement of operations.



     The Series A-1 and Series A-2 Shares are being sold on a pro-rata basis to investors, up to the maximum of 35,000 Series A Shares authorized. If the Company does not issue all of the Series A-1 shares, investors will be entitled to exchange each Series A-2 Share for a Series A-1 Shares on a pro-rata basis until all Series A-1 Shares have been issued. As of January 31, 2002, the Company had sold 5,033 and 14,967 shares of Series A-1 and Series A-2 Shares, respectively, for net proceeds of $1,850,000.



     In January 2002, the Company issued shares of its Series A Preferred Stock for $1,500,000 to an investor in connection with a strategic business relationship. That relationship is described below. These shares were also sold as units. The units had a fair value of $3,500,000 at the date of the transaction. In accordance with consensus in EITF Issue No. 01-1, Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash, the Company will record a charge equal to the excess of the fair value of the units over the amount received in cash as marketing expense in their statement of operations for the period ended January 31, 2002.



     In addition, in January 2002 the Company sold 5,000 units to another investor for gross proceeds of $500,000. Because the Series A-1 Shares that comprise a part of those units convert to common stock at a conversion price that was less than the quoted market price of its common stock on the date of the transaction, the Company will record a beneficial conversion feature equal to the entire proceeds of the offering. That beneficial conversion feature will be recognized as a deemed dividend to the Series A shareholders in the Company's statement of operations for the period ended January 31, 2002 given the probability of default from the February 2002 Nasdaq delisting notification discussed below. A default may require the Company to redeem the Series A-1 shares.

     The Certificate of Designation, Rights and Preferences also provides for adjustment in the conversion price in the event of certain future events. However, because the Company recorded the maximum beneficial conversion feature at issuance, no further beneficial conversion will be recognized if and when those events occur.



  SERIES B PREFERRED



     In December 2001 and February 2002 the Company received $250,000, respectively as the first and second tranche payments on a proposed investment of $1,250,000 in Series B Preferred Stock of the Company. The terms are expected to be essentially identical to the Series A Preferred Stock, except Series B will be junior in status to Series A. Final placement of the Series B is also subject to final negotiation and completion of definitive documentation and all authorizations required under applicable law. The proceeds are expected to be used to repay the Company's 15% $1,000,000 bridge financing obtained in December 2000.



  BRIDGE FINANCING



     As of January 31, 2002 the Company agreed to convert into 479,382 shares of common stock, at a per share conversion price of $0.60, $287,629 of the unpaid balance including accrued interest of $27,866 on certain bridge financing and a demand loan from an affiliate of a former director and a former officer/director of the Company. The market price of the Company's common stock at the conversion date was $0.95. Had the conversion been made at market price, the Company would have issued 302,767 shares. The incremental shares issued (176,615) valued at market price is $167,784 and will be recorded as note conversion expense in the Company's statement of operations for the period ended January 31, 2002. The remaining balance of the bridge financing and demand loan of $128,000 has been assigned by the former officer/director of the Company to the Company's CEO in settlement of non-Company obligations between these two related parties. The CEO agreed to eliminate the interest charge prospectively and to structure a repayment schedule to fit within the cash flow parameters of the Company.



     In January 2002 the Company agreed to restructure the $500,000 6.75% bridge financing received in August 2001( See Note 5 Other Debt-Bridge Financing) by converting $250,000 into common stock, at a future date and per share conversion price to be determined. Payment of the remaining $250,000 balance plus accrued interest will be due no later than December 31, 2003. In addition the holder agreed to release the junior security interest in the Tampa, Florida and Las Cruces, New Mexico properties.



  FLOOR PLAN FINANCING



     On January 9, 2002 the Company agreed with its primary Floor plan lender to enter into a forbearance agreement to amend and extend the Floor plan Financing agreement to January 23, 2002 (See Note 9 "Floor Plan Contracts"). The Company's non-compliance with the Financial covenants was not waived during the forbearance period.



     The primary floor plan lender continued the forbearance agreement to amend and extend the floor plan financing agreement to March 15, 2002 at which time the parties agreed to amend the expired forbearance agreement essentially under the same terms through October 31, 2002 lowering the maximum borrowing to $20,000,000 and adjusting the financial covenants based on the Company's fiscal 2002 business plan. The Company has been charged a loan origination fee of $200,000 with $50,000 paid at closing, $50,000 paid thirty days from closing with the remaining $100,000 paid at maturity. Of the total fees, $100,000 will be waived if the loan is paid in full before maturity. The adjusted financial covenants are effective March 15, 2002. As of January 31, 2002, the Company was not in compliance with the financial covenants of the floor plan financing agreement that expired on October 31, 2001 and waivers were not received for the non-compliance.



     The Company continues to negotiate with another major floor plan lender to provide all of the Company's floor plan capacity or to increase the amount of floor plan financing available to allow for additional dealerships to be included under the other major floor plan agreement. There can be no assurance that the Company will come to terms with its other major lender under either scenario to obtain sufficient alternative floor plan financing to meet its business plan requirements.



  SALE OF TAMPA PROPERTY



     On January 3, 2002, the Company entered into a contract to sell its Tampa Florida facility for $1,026,000 subject to buyer due diligence and satisfactory financing to complete the purchase.



  NASDAQ



     The Company received a Nasdaq Staff Determination on February 14, 2002, indicating that the Company failed to comply with the $15,000,000 minimum market value of publicly held shares and the $3.00 minimum bid price per share requirements of Nasdaq Marketplace Rules 4450(b)(3) and 4450(b)(4) and that its securities are therefore subject to delisting from the Nasdaq National Market. The Company has 90 days in which to regain compliance. During that time, the Company's common stock will continue to trade on the Nasdaq National Market. The Company may request a hearing before the Nasdaq Listings Qualifications Panel to review the staff determination or it may apply to transfer its securities to the Nasdaq SmallCap Market. The Company has not decided which options to pursue. However, if the Company chooses to appeal the staff determination, it cannot be assured that the appeal will be successful, nor can it assure that its securities will be approved for listing on the Nasdaq SmallCap Market if it applies to transfer.



  ENDORSEMENT AGREEMENT



     In March 2002, the Company entered into an agreement with Affinity Group Inc., a company wholly owned by the majority holder of the Series A Preferred Stock, granting the Company a non-exclusive right to use their Good Sam(TM) name and logo, including trade names of all of Affinity's service marks in connection with the sales and service of the Company's products. Under the agreement, Affinity and the Company agreed to develop a marketing program for certain products and services offered by Affinity through their Good Sam(TM) program. The Company paid Affinity a one-time fee of $1,500,000 for the license in March 2002. Affinity has also agreed to lend the Company $1,600,000 for a term of one year at an interest rate of 20%, payable quarterly, one half of which may be paid in stock at the discretion of the Company's board of directors. The Company must also pay a $50,000 origination fee, which is included in the note. Subject to stockholder approval, the Company expects to issue a warrant to purchase 1,800,000 shares of its common stock exercisable at $0.50 per share with a term of five years.



  SERIES AA-2 PREFERRED STOCK



     In March 2002, the Company's board of directors designated a new series of Preferred Stock as Series AA-2 Preferred Stock and authorized the issuance of 15,000 shares of that series to raise a total of $3,500,000. The Company entered into a Securities Purchase Agreement under which it issued and sold shares of Series AA-2 Preferred Stock to an accredited investor in a private placement in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The shares of Series AA-2 Preferred Stock were sold in units, each of which consisted of 100 shares of Series AA-2 Preferred Stock and warrants to purchase 5,000 shares of common stock at an exercise price of $.50 per share.



     In March 2002, the Company sold 150 units for a purchase price of $1.5 million to the majority holder of the Series A Preferred Stock issued in January 2002. The Series AA-2 Preferred Stock that are included in the units has the same preferences, rights, qualifications, limitations and restrictions as the Series A-2 Shares issued in January 2002. The shares of AA-2 Preferred Stock are initially convertible at a conversion price of $.50 per share. The Series AA-2 Preferred Stock will be classified as redeemable preferred stock in the mezzanine section of the Company's balance sheet. These units were sold to an investor in combination with establishing a strategic relationship between an affiliate of that investor and the Company. That relationship is described above. Those units had a fair value of approximately $1,670,000 at the date of the transaction. In accordance with the consensus in EITF Issue No. 01-1, Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash, the

Company will record a charge equal to the excess of the fair value of the units over the amount received in cash as marketing expense in their statement of operations for the period ended March 31, 2002. The accompanying warrants contain certain provisions that may preclude the Company from settling them in shares at the time they are exercised. Accordingly, in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the Company will classify those warrants as a liability in the balance sheet at March 31, 2002. Furthermore, those warrants will be remeasured each period with changes in their fair value reflected in the Company's statement of operations.



  JOB CREATION AND WORKERS ASSISTANCES ACT



     On March 9, 2002, the "Job Creation and Worker Assistances Act" (H.R. 3090) became effective. The new law makes numerous changes to the U.S. corporate tax laws. The temporary extension of the general net operating loss carryback period to five years (from two years under prior law) for net operating losses arising in taxable years ending in 2001 and 2002 will have a positive impact on the Company. Currently, the Company is assessing the valuation allowance recorded against deferred tax assets to determine the amount of additional NOL refunds the Company will be eligible to receive under the new law. At October 31, 2001, the Company had federal net operating loss carryforwards of approximately $7,044,000.

18. RESTATEMENT



     In March 2002, the Company determined that its financial statements required revision to defer, as discussed in Note 1, recognition of revenues for commissions earned on the sale of administrator obligor extended warranty and service contracts subject to a chargeback period in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The effect of the restatement was to increase the cumulative effect as of November 1, 2000 related to the implementation of SAB 101 by approximately $1,158,000 and increase the net loss for 2001 by approximately $1,417,000.



                                                                   AS
                                                               PREVIOUSLY         AS
                                                                REPORTED       RESTATED
                                                              ------------   ------------
Consolidated Balance Sheets:
Current portion deferred finance and insurance income.......  $    940,043   $  1,501,519
Total current liabilities...................................    40,494,737     41,056,213
Long-term deferred finance and insurance income.............            --        855,355
Retained earnings (deficit).................................    (4,904,003)    (6,320,834)
Total shareholders' equity..................................     8,277,970      6,861,139
Consolidated Statements of Operations:
Other, net..................................................     3,476,908      3,218,422
Total sales and service revenue.............................   134,347,054    134,088,568
Gross profit................................................    18,646,106     18,387,620
Income (loss) from operation................................    (9,762,754)   (10,021,240)
Income (loss) before income taxes (benefit) and cumulative
  effect of a change in accounting principle................   (15,627,242)   (15,885,728)
Net income (loss) before cumulative effect of a change in
  accounting principle......................................   (15,573,899)   (15,832,385)
Cumulative effect on November 1, 2000 related to the
  implementation of SAB 101.................................    (1,030,926)    (2,189,271)
Net income (loss)...........................................   (16,604,825)   (18,021,656)
Basic and diluted earnings (loss) per share:
Income (loss) before cumulative effect of a change in
  accounting principle......................................         (1.91)         (1.94)
Cumulative effect as of November 1, 2000 related to the
  implementation of SAB 101.................................          (.13)          (.27)
Net income (loss)...........................................         (2.04)         (2.21)
Pro-forma amounts assuming SAB 101 is applied retroactively:
  Net income (loss)  FY 2000................................    (3,607,000)    (4,130,000)
                      FY 1999...............................     2,154,000      2,105,000
  Basic and diluted earnings (loss) per common share
                      FY 2000...............................          (.48)          (.54)
                      FY 1999...............................           .30            .29
Consolidated Statements of Shareholders' Equity:
Balance at October 31, 2000
  Net loss for the year -- Retained Earnings (Deficit)......   (16,604,825)   (18,021,656)
  Net loss for the year -- Total............................   (16,604,825)   (18,021,656)
Balance at October 31, 2001
  Retained Earnings (Deficit)...............................    (4,904,003)    (6,320,834)
  Total.....................................................     8,277,970      6,861,139
Consolidated Statements of Cash Flows:
Net (loss) income...........................................   (16,604,825)   (18,021,656)
Cumulative effect as of November 1, 2000 related to the
  implementation of SAB 101.................................     1,030,926      2,189,271
Increase (decrease) in accrued expenses and deferred finance
  and insurance income......................................       (49,854)       208,632

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 3.1      Amendment in the Entirety of By-Laws (incorporated by
          reference to Exhibit 3.5 to the Registration Statement on
          Form S-18 dated September 14, 1987 (File No. 33-17190-A)
          (the "Form S-18").
 3.2      Amendment to By-Laws (incorporated by reference to Exhibit
          3.6 to the Form S-18).
 3.3      Agreement and Plan of Merger between Holiday RV Superstores,
          Incorporated, a Florida corporation and Holiday RV
          Superstores, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.7 to the Annual Report on Form 10-K for the fiscal year ended October 31, 1999 filed on January
          28, 2000 (the "1999 10-K")).
 3.4      Restated Certificate of Incorporation of Holiday RV
          Superstores, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.8 to the 1999 10-K).
 3.5      Certificate of Designation, Rights and Preferences of the
          Series A Preferred Stock of Holiday RV Superstores, Inc.
          (incorporated by reference to Exhibit 3.1 to the Form 8-K
          dated January 7, 2002 filed on January 11, 2002 (the
          "January 2002 8-K")).
 3.6      Amended Certificate of Designation, Rights and Preferences
          of the Series A Preferred Stock of Holiday RV Superstores,
          Inc. (incorporated by reference to Exhibit 3.2 to the
          January 2002 8-K).
 4.1      Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-18).
 4.2      Holiday RV Superstores, Inc. 1999 Stock Compensation Program
          (incorporated by reference to Exhibit 4.1 to the
          Registration Statement on Form S-8 dated September 28, 2000
          (File No. 333-46822) (the "S-8")).
 4.3      Holiday RV Superstores, Inc. 1999 Stock Option Plan
          (incorporated by reference to Exhibit 4.2 to the S-8).
 4.4      Form of Consulting Agreement (incorporated by reference to
          Exhibit 4.3 to the S-8).
 4.5      Form of Consultant Stock Option Agreement (incorporated by reference to Exhibit 4.4 to the S-8).
 4.6      Form of 1999 Board of Director Stock Option Agreement
          (incorporated by reference to Exhibit 4.5 to the S-8).
 4.7      Form of Warrant to Purchase Shares of Common Stock of
          Registrant dated April 13, 2000 issued to Schneider
          Securities, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-3
          filed on September 21, 2001 (File No. 333-64898) (the
          "S-3")).
 4.8      Form of Warrant dated May 10, 2001 registered to KC
          (incorporated by reference to Exhibit 4.1 to the Quarterly
          Report on Form 10-Q for the period ended April 30, 2001 (the
          "April 2001 10-Q")).
 4.9      Form of Warrant dated January 8, 2002 issued to The Stephen
          Adams Living Trust UTA dated September 15, 1997
          (incorporated by reference to Exhibit 4.1 to the January
          2002 8-K).
10.1      Asset Purchase Agreement between Registrant and Venture Out
          Recreation Vehicles - Roseville, Venture Out Recreation
          Vehicles - Bakersfield, G. Lee Fitzgerald and Bruce M.
          Fitzgerald dated July 21, 1994 (incorporated by reference to
          Exhibit 10.16 to the Annual Report on Form 10-K for the
          fiscal year ended October 31, 1995 (the "1995 10-K")).
10.2      Agreement of Sublease between Registrant and Venture Out,
          dated July 31, 1994 (incorporated by reference to Exhibit
          10.17 to the 1995 10-K).
10.3      Assignment of Lease between Registrant and Venture Out
          Properties dated July 31, 1994 (incorporated by reference to
          Exhibit 10.18 to the 1995 10-K).
10.4      Lease agreement between James Ledford and Mary Beth Ledford, husband and wife, and Registrant dated February 12, 1990
          (incorporated by reference to the Exhibits to the Current
          Report on Form 8-K filed on February 27, 1990).
10.5      Lease agreement between Newton C. Kindlund Revocable
          Property Trust and the Registrant, dated May 1, 1997, for
          the lease of real property in Ft. Myers, Florida
          (incorporated by reference to Exhibit 10.CCCCC to the Annual
          Report on Form 10-K for the fiscal year ended October 31,
          1997 filed on January 27, 1998).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.6      Stock Purchase Agreement between Registrant and County Line
          Select Cars, Inc., and The Persons Named Therein dated
          November 11, 1999 (incorporated be reference to Exhibit
          10.(ddddd) to the Form 8-K/A dated November 11, 1999 filed on January 25, 2000).
10.7      Stock Purchase Agreement between the Registrant, Little
          Valley Auto and RV Sales, Inc., Ernest Davis, Jr. and Lori
          A. Davis dated March 1, 2000 (incorporated by reference to the Form 8-K/A dated March 1, 2000 filed on May 15, 2000).
10.8      Stock Purchase Agreement between Registrant, Hall
          Enterprises, Inc., a Kentucky corporation and Tommy R. Hall dated July 10, 2000 (incorporated by reference to Exhibit
          10.3(A) to the Form 8-K/A dated October 31, 2000 filed on
          November 14, 2000).
10.9      Convertible Promissory Note by and between Armando Alonso
          and Registrant dated November 11, 1999 (incorporated by
          reference to Exhibit 10.2 to the April 2001 10-Q).
10.10     Convertible Promissory Note be and between Francisco Alonso and Registrant dated November 11, 1999 (incorporated by
          reference to Exhibit 10.3 to the April 2001 10-Q).
10.11     Convertible Promissory Note by and between Ernest Davis, Jr.
          and Lori A. Davis dated March 1, 2000 (incorporated by
          reference to Exhibit 10.5 to the April 2001 10-Q).
10.12     Financial Consulting and Investment Banking Agreement by and
          between Registrant and Schneider Securities, Inc. dated
          April 13, 2000 (incorporated by reference to Exhibit 10.6 to the S-3).
10.13     Debt Conversion and Mutual Settlement and Release Agreement
          dated as of March 1, 2001 between Registrant, County Line
          Select Cars, Inc., Armando Alonso and Francisco Alonso
          (incorporated by reference to Exhibit 10.7 of the April 2001
          10-Q).
10.14     Debt Conversion and Mutual Settlement and Release Agreement
          dated as of April 11, 2001 between Registrant, Little Valley
          Auto & RV Sales, Inc., Ernest Davis, Jr. and Lori A. Davis
          (incorporated by reference to Exhibit 10.8 to the April 2001
          10-Q).
10.15     Amendment to Debt Conversion and Mutual Settlement and
          Release Agreement dated June 13, 2001 between Registrant,
          County Line Select Cars, Inc., Armando Alonso and Francisco
          Alonso (incorporated by reference to Exhibit 10.9 to the
          April 2001 10-Q).
10.16     Amended and Restated Loan and Security Agreement by and
          between the Registrant, Banc of America Specialty Finance,
          Inc. and Bank of America, N.A. dated march 8, 2001
          (incorporated by reference to Exhibit 10.9 to the April 2001
          10-Q).
10.17     Loan and Security Agreement between Registrant and R.B.F.
          International, Inc. dated August 1, 2001 (incorporated by
          reference to Exhibit 10.10 to the Quarterly Report on Form
          10-Q for the period ended July 31, 2001 filed on September
          14, 2001 (the "July 2001 10-Q")).
10.18     Warrant to Purchase Securities between Registrant and R.B.F.
          International, Inc. dated August 1, 2001 (incorporated by
          reference to Exhibit 10.11 to the July 2001 10-Q).
10.19     Consulting Agreement between Registrant and Steven Antebi
          dated August 1, 2001 (incorporated by reference to Exhibit
          10.12 to the July 2001 10-Q).
10.20     Settlement Agreement between Registrant and W. Hardee
          McAlhaney dated June, 2001 (incorporated by reference to
          Exhibit 10.13 to the July 2001 10-Q).
10.21     Securities Purchase Agreement dated as of December 31, 2001 among Holiday RV Superstores, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the
          January 2002 8-K).
10.22     Registration Rights Agreement dated as of December 31, 2001 between the investors identified on the signature pages
          thereto and Holiday RV Superstores, Inc. (incorporated be
          reference to Exhibit 10.2 to the January 2002 8-K).
10.23     Second Amendment to Amended and Restated Loan and Security
          Agreement and Forbearance Agreement, dated as of January 8,
          2002, effective November 30, 2001 among Holiday RV
          Superstores, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the January 2002 8-K).
10.24     Letter Agreement between Holiday RV Superstores, Inc. and
          Steven Antebi, dated December 27, 2001 (incorporated by
          reference to Exhibit 10.4 to the January 2002 8-K).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
21.1*     Subsidiaries of Registrant
23.1+     Consent of Independent Certified Public Accountants


---------------


 *Previously filed.



 +Filed herewith.