Form 10-Q
period 2002-01-31
HOLIDAY RV SUPERSTORES INC
filed 2002-04-15
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16448

HOLIDAY RV SUPERSTORES, INC.

I.R.S. # 59-1834763

State of Incorporation: Delaware

200 E. Broward Blvd., Suite 920
Fort Lauderdale, Florida 33301

(954) 522-9903

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   NO

As of March 8, 2002, Holiday RV Superstores, Inc. had outstanding 9,530,682 shares of Common Stock, par value $.01 per share.

Part I Financial Information
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3: Quantitative And Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 6. Reports on Form 8-K
EXHIBIT 3.1
EXHIBIT 4.1
EXHIBIT 4.2
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 10.13
EXHIBIT 10.14
EXHIBIT 10.15
EXHIBIT 10.16

Item		Page

	Part I

	Financial Information

1.	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	7

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

3.	Quantitative and Qualitative Disclosures about Market Risk	19

	Part II

	Other Information

2.	Changes in Securities and Use of Proceeds	20

6.	Reports on Form 8-K	21

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	1/31/2002	10/31/2001

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$584,040	$93,484

Restricted cash and investments	1,086,055	1,131,662

Trade accounts receivable	660,454	1,631,871

Other receivables	1,209,788	989,492

Inventories, net	26,766,637	34,363,637

Prepaid expenses	103,146	161,709

Refundable income taxes	529,888	529,888

Property held for sale	633,468	633,468

Other	107,200	124,958

Total current assets	31,680,676	39,660,169

Property and equipment, net	11,154,929	11,339,229

Other assets Goodwill, net of accumulated amortization of $733,835 and $654,273	5,586,094	5,665,656

Other	201,748	229,399

Total assets	$48,623,447	$56,894,453

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders’ Equity

Current liabilities:

Floor plan notes payable	$24,156,875	$31,034,172

Accounts payable	2,201,888	2,131,754

Customer deposits	76,723	142,962

Accrued expenses and other current liabilities	2,433,499	3,875,897

Current portion deferred finance and insurance income	1,479,332	1,501,519

Current portion of capital lease obligation	103,581	126,015

Current portion of LIFO tax liability	333,935	333,935

Current portion of mortgages payable	142,605	198,412

Current portion of notes payable	1,383,910	1,662,923

Current portion of deferred gain on leaseback transaction	36,471	48,624

Total current liabilities	32,348,819	41,056,213

Long-term capital lease obligation, less current portion	123,177	123,177

LIFO tax liability, less current portion	333,935	333,935

Long-term mortgages payable, less current portion	6,787,776	6,787,776

Long-term notes payable, less current portion	500,000	500,000

Deferred gain on leaseback transaction, less current portion	376,858	376,858

Long-term deferred finance and insurance income	767,255	855,355

Series A common stock warrant	500,000	—

Total liabilities	41,737,820	50,033,314

Commitments and Contingencies

Mandatorily Redeemable Convertible Series A Preferred Stock $.01 par value; shares authorized 2,000,000; issued and outstanding 20,000 shares at January 31, 2002 stated at liquidation value	2,512,500	—

Shareholders’ equity
Common stock, $.01 par, shares authorized 23,000,000; issued 9,831,382 and 9,352,000	98,314	93,520

Additional paid-in capital	14,918,227	(10,101,759)

Accumulated Deficit	(10,101,759)	(6,320,834)

Treasury stock, 300,700 shares at cost	(541,655)	(541,655)

Total shareholders’ equity	4,373,127	6,861,139

Total liabilities, mandatorily redeemable convertible preferred stock and shareholders’ equity	$48,623,447	$56,894,453

See accompanying notes to condensed consolidated financial statements.

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED

	01/31/02	01/31/01
	Unaudited	Unaudited

Sales and service revenue	$18,417,909	$33,342,164

Cost of sales and service	14,683,081	28,031,735

Gross profit	3,734,828	5,310,429

Selling, general and administrative expenses	4,604,482	7,042,190

Marketing expense (see Note 4)	2,000,000	—

Loss from operations	(2,869,654)	(1,731,761)

Other income (expense):

Interest expense	(743,487)	(1,410,018)

Note conversion expense	(167,784)	—

Total other income (expense)	(911,271)	(1,410,018)

Loss before income tax benefit and cumulative effect of change in accounting principle	(3,780,925)	(3,141,779)

Income tax benefit	—	(380,836)

Net loss before cumulative effect of change in accounting principle	(3,780,925)	(2,760,943)

Cumulative effect as of November 1, 2000 related to the implementation of SAB 101	—	(2,189,271)

Net Loss	(3,780,925)	(4,950,214)

Deemed dividend on redeemable convertible preferred stock	(627,500)	—

Net loss available to common stockholders	$(4,408,425)	$(4,950,214)

Basic and diluted loss per common share:

Loss before cumulative effect of a change in accounting principal	$(.47)	$(.36)

Cumulative effect as of November 2000 related to the implementation of SAB 101	—	(.29)

Net Loss	$(.47)	$(0.65)

Weighted average number of shares — Basic and diluted	9,357,211	7,639,300

See accompanying notes to condensed consolidated financial statements.

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED

	01/31/02	01/31/01
	Unaudited	Unaudited

Cash Flows from Operating Activities:

Cash received from customers	$19,207,447	$33,761,916

Cash paid to suppliers and employees	(19,856,906)	(30,463,658)

Interest received	6,331	—

Interest paid	(749,818)	(1,485,488)

Net cash provided by (used in) operating activities	(1,392,946)	1,812,770

Cash Flows from Investing Activities:

Purchase of property and equipment	(32,522)	(73,415)

Proceeds from the sale of property and equipment	117,908	305

Restricted cash	45,607	—

Net cash provided by (used in) investing activities	130,993	(73,110)

Cash Flows from Financing Activities:

Proceeds from notes payable	—	1,500,000

Repayment of capital lease obligations	(22,434)	(103,123)

Repayments of notes and mortgages payable	(325,057)	(319,537)

Proceeds from the issuance of Series A redeemable convertible preferred stock	2,000,000	—

Payment of Series A issuance cost	(150,000)

Proceeds from Series B advance	250,000	—

Net cash provided by financing activities	1,752,509	1,077,340

Net increase in Cash and Cash Equivalents	490,556	2,817,000

Cash and Cash Equivalents, beginning of period	93,484	2,215,352

Cash and Cash Equivalents, end of period	$584,040	$5,032,352

See accompanying notes to condensed consolidated financial statements.

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — CONTINUED

	THREE MONTHS ENDED

	01/31/02	01/31/01

	Unaudited	Unaudited

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss	$(3,780,925)	$(4,950,214)

Adjustments to reconcile net loss to net cash

Provided by (used in) operating activities:

Depreciation and amortization	240,007	241,401

Amortization of deferred gain	(12,153)	—

Stock option compensation and warrant issuance	—	110,700

Gain on disposal of property and equipment	(61,532)	—

Note conversion expense	167,784	—
Marketing expense	2,000,000	—

Cumulative effect as of November 30, 2000 related to the implementation of SAB 101	—	2,189,271

(Increases) decreases in:

Contracts in transit	—	487,926

Accounts receivable	827,844	433,445

Refundable income taxes	—	(380,836)

Inventories	7,597,000	3,595,527

Prepaid expenses	58,563	(451,754)

Other assets	45,410	326,206

Increases (decreases) in:

Floor plan contracts	(6,877,297)	225,201

Accounts payable	70,134	1,548,076

Customer deposits	(142,962)	(379,182)

Accrued expenses and deferred finance and insurance income	(1,524,819)	(1,182,997)

Net cash provided by (used in) operating activities	$(1,392,946)	$1,812,770

Non cash investing and financing activities:

Notes payable and $27,866 of accrued interest converted into 479,382 shares of common stock	$287,629	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

         The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2001. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company eliminations necessary to summarize fairly the Company’s financial position and results of operations.

         Basis Of Presentation: The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplate continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern.

         As more fully discussed in Note 3, the Company’s primary floor plan agreement entered into in fiscal year 2001 expired on November 30, 2001. Through March 15, 2002, the Company financed its new and used marine and vehicle inventory at eight of its locations under a forbearance agreement that expired March 15, 2002 at which time the parties agreed to amend the expired agreement essentially under the same terms through October 31, 2002 lowering the maximum borrowing to $20,000,000. The reduced borrowing level does not provide the Company sufficient capacity to meet its business plan requirements. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in active negotiations with another major floor plan lender to provide all of the Company’s floor plan capacity. A satisfactory outcome of this process will result in a new alternative floor plan agreement to meet its business plan requirements. While the Company has retained the ability to floor plan its inventory, failure to come to terms with their alternative floor plan lenders or obtain sufficient floor plan financing could have a material adverse effect on the Company and raises substantial doubt about the Company’s ability to continue as a going concern and to achieve its intended business objectives.

         See also Note 8 discussion on the Nasdaq staff determination received February 14, 2002, notifying the Company that its securities are subject to delisting from the Nasdaq National Market, which also raises substantial doubt about the Company’s ability to continue as a going concern.

         Additionally, the Company incurred a net loss of $18.0 million in fiscal 2001 and incurred net cash outflows from operations of approximately $2.5 million in fiscal 2001. Beginning in the second quarter of fiscal 2001, management focused on inventory management by reducing inventory levels to allow the Company to effectively and profitably operate within the stocking levels available under the April 2001 amended primary floor plan agreement. As of October 31, 2001 the inventory initiative coupled with restrictions placed on the Company’s ability to order new product by its primary floor plan lender resulted in a 42.7% reduction in the year over year inventory levels with an additional 23.2% reduction since October 31, 2001. In addition, the short-term performance and the long-term potential for each retail location were reviewed together with each dealership’s management team. As a result, three dealerships that were under performing or competing in the same markets were closed and the market consolidated into other Company dealerships. A fourth dealership was closed in December 2001. Management believes that with the restructuring of its dealerships and the focus on managing its inventory to optimum levels and turns, the continuation of rigid expense control, the infusion of additional capital and the continued support of its primary floor plan lender under more favorable terms, improved revenues, profits and cash flows from operations will result in fiscal year 2002. While management believes that performance will improve in the remainder of fiscal year 2002, the Company may be required to obtain additional outside funding to fund operating deficits. Management further believes that additional financing will be made available to support the Company’s liquidity requirements and that certain costs and expenditures could be reduced further should any needed additional funding not be available. Failure to generate sufficient revenues, raise additional capital or continue to restrain discretionary spending could have a material adverse effect on the Company and raises substantial doubt about the Company’s ability to continue as a going concern and to achieve its intended business objectives.

         Effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned by the Company for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. Also effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned on the sale of administrator obligor extended warranty and service contracts to defer these commissions until the 100% charge back period has lapsed and to recognize revenue ratably over the remaining life of the contracts as commissions are earned and not subject to chargeback. This

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

change was made in accordance with the implementation of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended October 31, 2001. The net effect reflects the deferral as of November 1, 2000 of approximately $2.2 million of revenue net of chargebacks previously recognized. As required by SAB 101, the Company has restated its previously reported financial statements for the first quarter of 2001 to include the effects of this accounting change and apply the provisions of SAB 101 to the quarter.

NOTE 2. Inventories

Inventories are summarized as follows:

	1/31/2002	10/31/2001

New Vehicle	$22,577,039	$27,279,230

New Marine	468,402	516,340

Used Vehicle & Marine	2,297,230	5,208,373

Parts and accessories	1,423,966	1,359,694

	$26,766,637	$34,363,637

NOTE 3. Floor Plan Contracts

         The primary floor plan lender continued the forbearance agreement to amend and extend the floor plan financing agreement to March 15, 2002 at which time the parties agreed to amend the expired forbearance agreement essentially under the same terms through October 31, 2002 lowering the maximum borrowing to $20,000,000 and adjusting the financial covenants based on the Company’s fiscal 2002 business plan. The Company has been charged a loan origination fee of $200,000 with $50,000 paid at closing, $50,000 paid thirty days from closing with the remaining $100,000 paid at maturity. Of the total fees, $100,000 will be waived if the loan is paid in full before maturity. The adjusted financial covenants are effective March 15, 2002, and the Company expects to meet the covenant requirements through the term of the agreement. As of January 31, 2002, the Company was not in compliance with the financial covenants of the floor plan financing agreement that expired on October 31, 2001 and waivers were not received for the non-compliance.

         The Company has negotiated an arrangement with one of its floor plan providers that requested to be paid down in February 2001 because of the Company’s less than acceptable performance under its floor plan agreement and because the provider subsequently exited the business of providing floor plan financing to RV dealers. The Company is currently paying off the outstanding balance at January 31, 2002 of $1,833,823, as units are sold and repaying past due amounts on a mutually agreed schedule. The Company anticipates concluding the pay down by June 2002.

         The Company continues to negotiate with another major floor plan lender to provide all of the Company’s floor plan capacity or to increase the amount of floor plan financing available to allow for additional dealerships to be included under the other major floor plan agreement. There can be no assurance that the Company will come to terms with its other major lender under either scenario to obtain sufficient alternative floor plan financing to meet its business plan requirements.

NOTE 4. Series A Preferred

         On January 3, 2002, the Company’s Board of Directors authorized the issuance of up to 35,000 shares of Series A Preferred Stock, of which 8,807 have been designated Sub-Series A-1 Convertible Preferred Stock (the “Series A-1 Shares”) and 26,193 have been designated Sub-Series A-2 Stock (the “Series A-2 Shares”, collectively the “Series A Shares”). The Series A stockholders are entitled to dividends at a rate of 10% of the purchase price per annum, which accrue on a daily basis and are payable in cash each quarter. If certain specified events of default occur, that dividend rate increases to 15%. As more fully described below, an event of default appeared probable based on events occurring in February 2002. The Series A Shares have identical rights and preferences, except that the Series A-2 Shares are not convertible and are nonvoting until stockholder approval is obtained. The Series A Shares are also entitled to a redemption payment equal to 125% of the original issuance price plus accrued and unpaid dividends (the “Liquidation Price”) upon the sale or liquidation of the Company or upon an event of default, as defined.

     The Company is required to redeem the Series A Shares, including any accrued and unpaid dividends, on December 31, 2007. They have therefore been classified in the mezzanine in the accompanying balance sheet. Redemption may occur sooner at the Liquidation Price in the event of a change in control, as defined in the Certificate of Designation, Rights and Preferences, a delisting of the Company’s common stock, or a failure to honor a conversion request. On February 14, 2002, the Company was notified by the Nasdaq National Market that it had failed to comply with certain listing requirements and was therefore subject to delisting. Accordingly, the Company has reflected the Series A Shares at their Liquidation Price as of January 31, 2002.

     The Series A Shares were sold as units consisting of 100 shares of Series A Preferred Stock and warrants to purchase 5,000 shares of common stock at an exercise price of $.50 per share. The Company will realize gross proceeds of $3,500,000 if all of the units are sold. The voting and conversion rights of the Series A-2 shares are subject to stockholder approval. At the time of the offering the Company had received written approvals from the beneficial holders of approximately 72% of its outstanding common stock. The Company will seek formal approval at its 2002 Annual Meeting of Stockholders.

      The warrants contain certain provisions that may preclude the Company from settling them in shares at the time they are exercised. Accordingly, in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company has classified those warrants as a liability in the accompanying balance sheet. Furthermore, those warrants will be remeasured each period with changes in their fair value reflected in the Company’s statement of operations.

      The Series A-1 and Series A-2 Shares are being sold on a pro-rata basis to investors, up to the maximum of 35,000 Series A Shares authorized. If the Company does not issue all of the Series A-1 Shares, investors will be entitled to exchange each Series A-2 Share for Series A-1 Shares on a pro-rata basis until all Series A-1 Shares have been issued. As of January 31, 2002, the Company had sold 5,033 and 14,967 shares of Series A-1 and Series A-2 Shares, respectively, for net proceeds of $1,850,000.

      In January 2002, the Company issued shares of its Series A Preferred Stock for $1,500,000 to an investor in connection with a strategic business relationship. That relationship is described in Note 8. These shares were also sold as units. The units had a fair value of $3,500,000 at the date of the transaction. In accordance with the consensus in EITF Issue No. 01-1, Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash, the Company has recorded a charge equal to the excess of the fair value of the units over the amount received in cash; that amount has been classified as marketing expense in the accompanying statement of operations.

      In addition, the Company sold 5,000 units to another investor for gross proceeds of $500,000. Because the Series A-1 Shares that comprise a part of those units convert to common stock at a conversion price that was less than the quoted market price of its common stock on the date of the transaction, the Company has recorded a beneficial conversion feature equal to the entire proceeds of that sale. That beneficial conversion feature has been recognized as a deemed dividend to the Series A shareholders in the accompanying statement of operations given the probability of default from the February 2002 Nasdaq delisting notification. A default may require the Company to redeem the Series A-1 Shares.

      The Certificate of Designation, Rights and Preferences also provides for adjustment in the conversion price of the Series A Shares in the event of certain future events. However, because the Company recorded the maximum beneficial conversion feature at issuance, no further beneficial conversion will be recognized if and when those events occur.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Series B Preferred

         In December 2001 and February 2002 the Company received $250,000, respectively, as the first and second tranche payments on a proposed investment of $1,250,000 in Series B Preferred Stock of the Company. The terms are expected to be essentially identical to the Series A Preferred Stock, except Series B will be junior in status to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series A. Final placement of the Series B is also subject to final negotiation and completion of definitive documentation and all authorizations required under applicable law. The proceeds are expected to be used to repay the Company's 15% $1,000,000 bridge financing obtained in December 2000. At January 31, 2002, the $250,000 payment is classified as a current liability in the current portion of notes payable.

NOTE 6. Bridge Financing

         As of January 31, 2002 the Company agreed to convert into 479,382 shares of common stock, at a per share conversion price of $0.60, $287,629 of the unpaid balance including accrued interest of $27,866 on certain bridge financing and a demand loan from an affiliate of a former director and a former officer/director of the Company. The market price of the Company’s common stock at the conversion date was $0.95. Had the conversion been made at market price, the Company would have issued 302,767 shares. The incremental shares issued (176,615) valued at market price is $167,784 and has been recorded as note conversion expense. The remaining balance of the bridge financing and demand loan of $128,000 has been assigned by the former officer/director of the Company to the Company’s CEO in settlement of non-Company obligations between these two related parties. The CEO agreed to eliminate the interest charge prospectively and to structure a repayment schedule to fit within the cash flow parameters of the Company. As of January 31, 2002, the $128,000 is classified as a current liability.

         In January 2002 the Company agreed to restructure the $500,000 6.75% bridge financing received in August 2001 by converting $250,000 into common stock, at a future date and per share conversion price to be determined. Payment of the remaining $250,000 balance plus accrued interest will be due no later than December 31, 2003. In addition the holder agreed to release the junior security interest in the Tampa, Florida and Las Cruces, New Mexico properties.

NOTE 7. Sale of Tampa Property

         In January 2002, the Company entered into a contract to sell its Tampa Florida facility for $1,026,000 subject to buyer due diligence and satisfactory financing to complete the purchase. The closing is anticipated for early April 2002. The facility is reported on the balance sheet as a property held for sale at a carrying value of $633,468 at January 31, 2002.

NOTE 8. Subsequent Events

Nasdaq

The Company received a Nasdaq Staff Determination on February 14, 2002, indicating that the Company failed to comply with the $15,000,000 minimum market value of publicly held shares and the $3.00 minimum bid price per share requirements of Nasdaq Marketplace Rules 4450(b)(3) and 4450(b)(4) and that its securities are therefore subject to delisting from the Nasdaq National Market. The Company has 90 days in which to regain compliance. During that time, the Company’s common stock will continue to trade on the Nasdaq National Market. The Company may request a hearing before the Nasdaq Listings Qualifications Panel to review the staff determination or it may apply to transfer its securities to the Nasdaq SmallCap Market. The Company has not decided which options to pursue. However, if the Company chooses to appeal the staff determination, it cannot be assured that the appeal will be successful, nor can it assure that its securities will be approved for listing on the Nasdaq SmallCap Market if it applies to transfer. Since there are no assurances that this request to transfer to Nasdaq Small Cap Market will be granted, the Series A Preferred Stock has been reported at the Liquidation Price as of January 31, 2002 (See Note 4).

Endorsement Agreement

In March 2002, the Company entered into an agreement with Affinity Group Inc., a company wholly owned by the majority holder of the Series A Preferred Stock. That agreement grants the Company a non-exclusive right to use their Good Sam™ name and logo, including trade names of all of Affinity’s service marks in connection with the sales and service of the Company’s products. Under the agreement, Affinity and the Company agreed to develop a marketing program for certain products and services offered by Affinity through their Good Sam™ program. The Company paid Affinity a one-time fee of $1,500,000 for the license in March 2002. Affinity has also agreed to lend the Company $1,600,000 for a term of one year at an interest rate of 20%, payable quarterly, one half of which may be paid in stock at the discretion of the Company's board of directors. The Company must also pay a $50,000 origination fee, which is included in the note. Subject to stockholder approval, the Company expects to issue a warrant to purchase 1,800,000 shares of its common stock exercisable at $0.50 per share with a term of five years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series AA-2 Preferred Stock

In March 2002, the Company’s board of directors designated a new series of Preferred Stock as Series AA-2 Preferred Stock and authorized the issuance of 15,000 shares of that series to raise a total of $3,500,000. The Company entered into a Securities Purchase Agreement under which it issued and sold shares of Series AA-2 Preferred Stock to an accredited investor in a private placement in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The shares of Series AA-2 Preferred Stock were sold in units, each of which consisted of 100 shares of Series AA-2 Preferred Stock and warrants to purchase 5,000 shares of common stock at an exercise price of $.50 per share.

In March 2002, the Company sold 150 units for a purchase price of $1.5 million to the majority holder of the Series A Preferred Stock issued in January 2002. The Series AA-2 Preferred Stock that is included in the units has the same preferences, rights, qualifications, limitations and restrictions as the Series A-2 Shares issued in January 2002. The shares of Series AA-2 Preferred Stock are initially convertible at a conversion price of $.50 per share. The Series AA-2 Preferred Stock will be classified as redeemable preferred stock in the mezzanine section of the Company’s balance sheet. These units were sold to an investor in combination with establishing a strategic relationship between an affiliate of that investor and the Company. That relationship is described above. Those units had a fair value of approximately $1,670,000 at the date of the transaction. In accordance with the consensus in EITF Issue No. 01-1, Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash, the Company will record a charge equal to the excess of the fair value of the units over the amount received in cash as marketing expense in their statement of operations for the period ended March 31, 2002. The accompanying warrants contain certain provisions that may preclude the Company from settling them in shares at the time they are exercised. Accordingly, in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company will classify those warrants as a liability in the balance sheet at March 31, 2002. Furthermore, those warrants will be remeasured each period with changes in their fair value reflected in the Company’s statement of operations.

Job Creation and Workers Assistances Act

On March 9, 2002, the “Job Creation and Worker Assistances Act” (H.R. 3090) became effective. The new law makes numerous changes to the U.S. corporate tax laws. The temporary extension of the general net operating loss carryback period to five years (from two years under prior law) for net operating losses arising in taxable years ending in 2001 and 2002 will have a positive impact on the Company. Currently, the Company is assessing the valuation allowance recorded against deferred tax assets to determine the amount of additional NOL refunds the Company will be eligible to receive under the new law. As of October 31, 2001, the Company had federal net operating loss carryforwards of approximately $7,044,000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

         This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements may generally be identified by introductions such as “outlook” for an upcoming period of time, or words and phrases such as “should,” “expects,” “hopes,” “plans,” “anticipates,” “projected,” “believes,” “forward-looking” (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2001 (many of which have been discussed in prior SEC filings by the Company). Although the Company has attempted to list the factors it believes to be important to its business, the Company cautions investors that other factors might prove to be important in affecting the Company’s results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements.

         Investors are further cautioned not to place undue reliance on any forward-looking statements as they speak only of the Company’s view as of the date the statement was made.

General

         Holiday RV Superstores, Inc. is a multi-store chain that retails, finances, and services recreation vehicles, or RVs, and other recreation vehicles. The Company currently operates 11 retail centers, three in central and north central Florida, one in Spartanburg, South Carolina, two in California’s central valley cities of Roseville and Bakersfield, one in Las Cruces, New Mexico, two in West Virginia, one in Wytheville, Virginia, and one in Lexington, Kentucky. The Company operates on a fiscal year beginning on the first day of November and ending on the last day of October. References herein to “Holiday,” “Recreation USA,” “we,” “us” or “our” refer to Holiday RV Superstores, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.

         See discussion in Note 1, Basis of Presentation, and in the Liquidity and Capital Resources section concerning substantial doubts about our ability to continue as a going concern.

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

         Our primary focus in fiscal 2000 was on acquiring well-established RV and marine dealerships with strong leadership roles in key geographic markets with strong demographics. We then worked to improve their performance and profitability by implementing our operating strategies. In fiscal 2001, our primary strategy focused on integrating the acquired dealerships into our corporate structure, reducing our inventory turnover rates to comply with dollar limits imposed by our primary floor plan lender, reducing expenditures and closing unprofitable locations. Our performance in fiscal 2001 reflected a reevaluation of our business from all aspects. We believe that structuring our business to fit within the limitations of our capital resources will position us to perform at higher levels if the demand for recreational products increases at the anticipated rate. We intend to add new dealerships by leasing suitable property in key geographic markets and through co-location opportunities with strategic partners, but only if we have sufficient working capital to sustain expansion. We will also consider acquisition opportunities within our existing markets if we believe they will result in operating and marketing efficiencies and that the acquisition will immediately add profits to operations. While we do not anticipate closing any of our current dealerships, we intend to closely monitor the performance of all locations and close any that are unprofitable or whose performance does not justify continued operations.

         Our growth also depends on same store growth and maintaining sufficient working capital to operate each store efficiently. We have experienced a downturn in sales for the last nineteen months. Beginning in the fourth quarter of fiscal 2000, there was a downturn in our sales. We believe that the industry and our markets are poised for recovery and increased sales. We expect our same store sales growth to follow these industry trends based on the number of

“baby boomers,” our target demographic group, reaching their peak earnings and vacation years during that period. We also believe there is a renewed sense of national pride and an increased desire to experience the geographic diversity of the United States. The U.S. Census Bureau confirms the projected growth of the baby boomers population segment. We believe this group of buyers and other demographic groups will increasingly use recreational products as a travel alternative and to enhance the quality of their lives. However, these trends may not produce the increased sales that we expect.

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

         Effective November 1, 2000, we changed our revenue recognition policy related to commissions we earn for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. Also effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned on the sale of administrator obligor extended warranty and service contracts to defer recognition of the commissions until the 100% chargeback period has lapsed and to recognize revenue ratably over the remaining life of the contract as commissions are earned and not subject to chargeback. This change was made in accordance with the implementation of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended October 31, 2001. The net effect reflects the deferral as of November 1, 2000 of approximately $2.2 million of revenue net of chargebacks previously recognized.

Results of Operations

Results of operations for the three months ended January 31, 2002, compared to the three months ended January 31, 2001.

         Sales and service revenue decreased 44.7% to $18.4 million for the three months ended January 31, 2002 from $33.3 million for the three months ended January 31, 2001. Of this decrease, $3.7 million was attributable to a 17.7% decrease in same store sales. Net store closures during fiscal 2001 represented a decrease in revenues of $6.0 million for the three months ended January 31, 2002. In addition, $5.1 million of the decrease is attributable to the store closure of our Clermont location. This location, which was damaged by fire in April 2001, is currently under reconstruction and is scheduled to re-open on or before May 1, 2002. Used vehicle sales as a percentage of total vehicle sales increased to 34.2% for the three months ended January 31, 2002, compared to 31.1% for the three months ended in January 31, 2001. New RV and marine product sales decreased for the three months ended January 31, 2002 to $8.4 million, or 45.7% of total RV and marine product sales, from $18.1 million, or 54.7% of total RV and marine product sales for three months ended January 31, 2001. Even though management believes that its prior inventory levels were principally overstocked, new vehicle sales have been adversely affected by the reduction in available inventory due to our limited floor plan financing.

         The decline in comparable store sales was primarily the result of the following factors:

•	Internal management initiatives. Beginning in the second quarter of fiscal 2001, the new management team began a concentrated program to reduce aged and overstocked inventory by reducing selling prices, lowering inventory at all locations to increase inventory turnover and restocking inventory based on local market demand at each dealership. We also focused on changing our product mix to include less expensive new models, and more used RVs, which have a higher gross profit. We believe that lower priced used vehicles are more desirable in a weak economy characterized by declining consumer confidence. In addition, in the last 45 days of fiscal year 2001 and the beginning of fiscal year 2002, we focused on store performance by closing four dealerships we believed were not performing at levels sufficient to justify their continued operation or were in markets where we had multiple locations. We expect to offset most of the loss of revenue from the closed locations with increased revenue and profits from stores remaining in the same general market of each closed dealership once our financial position is stabilized through additional capital and increased floor plan availability.

•	Financial constraints. Our ability to maintain what we believe is a desirable mix between new and used products has been hampered by reductions in our available floor plan credit line and the time required to sell aged inventory, which is not eligible for floor plan funding, and overstocked inventory. In addition, we have had insufficient capital to satisfy all of our working capital requirements. This dramatically limits our ability to meet our business objectives and fully exploit our markets in any economic environment.

         Parts and services revenue decreased $1.0 million, or 27.8%, to approximately $2.6 million for the three months ended January 31, 2002 from $3.6 million for the three months ended January 31, 2001. While same store sales increased $0.1 million, or 3.4%, this was affected by a decrease of $1.4 million due to net store closures made in fiscal 2001 and our Clermont store not being operational while under reconstruction from fire damage sustained in April 2001.

         Net revenue from finance and insurance products and other sources remained unchanged from the prior year comparable quarter at $1.1 million for the three months ended January 31, 2002. However, for same stores sales for the three months ended January 31, 2001, we experienced a decrease of 30.4% or $0.2 million, which is directly related to our decrease in new and used RV and marine product sales. Effective November 1, 2000, we changed our revenue recognition policy by adopting “SAB 101,” which defers recognizing revenue on commissions received from placing indirect retail installment contracts with indirect lenders and fees generated from the sale of credit life insurance. For the three months ended January 31, 2002, we recognized earned revenue from this change in the amount of $0.4 million, which was partially offset by the decrease in revenue from our net store closures of $0.1 million.

         Total gross profit decreased $1.6 million, or 29.7%, for the three months ended January 31, 2002 from $5.2 million for the three months ended January 31, 2001, primarily due to a 18.8% decrease in same store gross profit with the remainder attributable to lost volume from store closures made in fiscal 2001 and our out of service Clermont location under reconstruction from fire damage sustained April 2001. However, gross margin as a percent of sales increased to 20.3% from 15.9% with RV and marine sales generated from existing inventory as our ability to purchase new units has been restricted as we renegotiate our floor plan arrangement with our primary floor plan lender.

         Parts and services gross profit decreased $.5 million, or 26.3%, to $1.4 million from $1.9 million in the three months ended January 31, 2001. Same store gross profit increased $0.2 million, or 6.4%, with the remainder offset by $0.3 million from net store closures made in fiscal 2001 and $0.3 million attributable to our Clermont location, which was damaged by fire in April 2001.

         Net revenue from finance and insurance and other products contributed 20% of total gross profit in fiscal 2002 compared to 17.3% in fiscal 2001.

         Selling, general and administrative expenses decreased 34.3%, or approximately $2.4 million for the three months ended January 31, 2002, to $4.6 million from $7.0 million for the three months ended January 31, 2001. On a same store basis, selling, general and administrative expenses decreased $1.2 million, or 26.5%, to $3.3 million in the three months ended January 31, 2002 compared to $4.5 million in the three months ended January 31, 2001.

         Store closures represent expense of $0.4 million in the three months ended January 31, 2002 compared to $1.1 million for the three months ended January 31, 2001. Personnel expenses decreased 35.0% or approximately $1.4 million, for the three months ended January 31, 2002 and represented 56.5% of expenses for the three months ended January 31, 2002, compared to 57.1% for the three months ended January 31, 2001 the result of head count reduction. Total selling, general and administrative expenses as a percent of revenue increased to 25.0% from 21.2% due to decreased revenue for the three months ended January 31, 2002.

         The marketing expense of $2,000,000 represents the difference between the fair value of the units sold to a potential business partner (see Note 4 to the condensed consolidated financial statements). The charge reflects the fact that on the date of the issuances of these shares, a company controlled by the majority holder of the Series A Preferred Stock was in discussions with the Company to develop a business relationship. Subsequently, the Company and Affinity Group signed the Endorsement Agreement.

         Loss from operations for the three months ended January 31, 2002 was $2.9 million, approximately $1.2 million more than the three months ended January 31, 2001 loss from operations. This was primarily the result of the activities described above.

         Interest expense decreased 50% to $0.7 million for the three months ended January 31, 2002 from $1.4 million for the three months ended January 31, 2001. The decrease was primarily due to reductions in floor plan financing as a result of decreased inventory levels, despite an increase in our floor plan interest rates.

         Note conversion expense of $167,784 for the three months ended January 31, 2002, is the result of converting $287,629 of a certain bridge financing and a demand loan including accrued interest from an affiliate of a former director and a former officer/director of the Company at a per share conversion price of $0.60. The market price of the Company’s common stock at the conversion date was $0.95. The Company issued 479,382 shares under the terms of the conversion. Only 302,767 shares would have been issued at the market price. The market value of the additional 176,615 shares issued are recorded as a non-cash note conversion expense

         An income tax benefit of $0.4 million was recorded for the three months ended January 31, 2001. No tax benefits were recorded for the three months ended January 31, 2002 due to the uncertainty of future utilization. However, in the second quarter of fiscal 2002, we expect to adjust the valuation allowance recorded against deferred tax assets reflecting the amount of additional net operating loss carryback refunds generated from our net operating loss for the year ended October 31, 2001 that we will be eligible to receive under the new “Job Creation and Worker Assistance Act.”

         In fiscal 2001, we recorded a $2.2 million charge for the cumulative effect of a change in accounting principle resulting from the change in our revenue recognition policy from adopting “SAB 101,” which defers recognizing revenue on commissions received from placing indirect retail installment contracts with indirect lenders and fees generated from the sale of credit life insurance and also defers recognizing revenue and administrator obligor extended warranty and service contracts until the 100% chargeback period has lapsed.

Liquidity And Capital Resources

         Our cash needs are primarily to support operations, including non-floored inventory for resale. Historically, we have met our cash needs with cash on hand or occasional borrowings from former affiliates of our directors or officers, and other non-affiliated third parties, in the form of bridge financing. We intend to limit our use of this source of funding in the future because the terms and expense of this type of short term lending do not fit within our financing strategy. Our new and used inventories are financed by floor plan credit facilities, which were significantly reduced in fiscal 2001 and are currently being renegotiated.

         Cash flows from operations. During the three months ended January 31, 2002, we had deficit cash flows from operations of approximately $1.4 million, compared to positive cash flows from operations of $1.8 million in the same period in the prior year. This reversal in cash flows from operations is due primarily to the lack of new inventory to generate sufficient sales to meet our business plan and fund operations.

         Cash flows from investing. Investing activities for the three months ended January 31, 2002 provided net cash of $0.1 million as compared to a $0.07 million net use of cash for the same period in the prior year. In the three months ended January 31, 2002, we generated cash from investing activities from fixed asset sales and the return of a portion of our restricted cash.

         Cash flows from financing. Financing activities for the three months ended January 31, 2002 provided net cash of $1.8 million as compared to $1.1 million for the same period in the prior year. The increase in the three months ended January 31, 2002 was primarily due to the sale of Series A Convertible Preferred Stock for net proceeds of approximately $1.8 million.

         Net cash provided from all activities was $0.5 million, which increased our cash and cash equivalents to $0.6 million from $0.1 million at October 31, 2001.

         Working capital. Working capital decreased to a deficiency of $(0.7) million at January 31, 2002 from $8.0 million as of January 31, 2001, primarily due to the net operating losses realized throughout fiscal 2001, a decrease in accounts payable, an increase in the deferral of revenue recognition and a reduction in inventory at reduced margins.

         Capital expenditures. Generally, all major capital projects are discretionary in nature and no material commitments currently exist. Any capital expenditures will be funded from additional debt or equity sources.

         Principal long-term commitments. As of January 31, 2002, our principal long-term commitments consist of operating leases and notes payable.

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

         Our floor plan agreement with our primary lender expired on October 31, 2002. Subsequently, we continued to negotiate a new agreement, executing a forbearance and amendment to the expired agreement through January 23, 2002 while negotiations continued. The primary floor plan lender continued the forbearance to March 15, 2002 at which time the parties executed an amendment to the expired agreement essentially under the same terms, lowering the maximum borrowing to $20,000,000 and adjusting the financial covenants based on the Company’s fiscal 2002 business plan. As of January 31, 2002, we were not in compliance with the financial covenants of the floor plan financing agreement that expired on October 31, 2001 and waivers were not received for the non-compliance.

         We also negotiated an arrangement with another floor plan provider that requested payment of the unpaid balance under its floor plan agreement in late fiscal 2000 because of our poor performance and because it was no longer providing floor plan financing to RV dealers. We are currently paying off the outstanding balance, which was $1,833,823 at January 31, 2002, through the sale of units included in the floor plan. We anticipate repaying past due amounts on a mutually agreed schedule concluding in June 2002.

         We are currently in discussions with another floor plan lender to consolidate all of our floor plan lending into one source and to increase the amount of floor plan financing available to us. This will allow for both continued support of our existing operations and future expansion to meet our business plan objectives. However, we may not be able to obtain sufficient alternative floor plan financing to meet our business plan requirements.

         Going Concern. There is continued uncertainty regarding the status of our arrangement with our primary floor plan lender and our ability to obtain sufficient alternative floor plan financing to meet our business needs in the remainder of fiscal year 2002. We also incurred net losses of $18 million and $3.2 million in fiscal 2001 and 2000, respectively, and incurred net cash outflows from operations of approximately $2.5 million and $0.6 million, respectively. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes that operating performance will improve in the remainder of fiscal year 2002, we may require additional funding to cover operating deficits. Management further believes that additional financing will be made available to support our liquidity requirements and that certain costs and expenditures could be reduced further should any needed additional funding not be available. Failure to generate sufficient revenues, raise additional capital or continue to restrain discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve its intended business objectives.

         Inflation. If inflation occurs in the general economy, the cost of our inventory could increase and interest rates paid by our customers or us could increase. We believe that increases in the cost of new RVs and marine products purchased from our manufacturers can generally be passed on to consumers, although there may be a lag in our ability to pass such increases on to our customers.

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

Critical Accounting Policies

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. The following accounting policies require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. If actual results differ significantly from management’s estimates, the financial statements could be materially impacted.

Revenue Recognition

         We recognize revenue in accordance U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that the following four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement must exist; (2) delivery must have occurred or services rendered; (3) the fee must be fixed and determinable; and (4) collectibility must be reasonably assured. Determinations of criteria are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Equity-Based Compensation

         The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 01-01, “Accounting for Convertible Instruments Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

         The Company's obligations and commitments to make future payments under contracts consist principally of the Company's floor plan financing (discussed in Note 3 to this Form 10Q), long-term mortgages payable (discussed in Note 5 to the 2001 financial statements in the Company's Annual Report on Form 10-K) and capital and operating lease commitments (discussed in Note 13 to the 2001 financial statements in the Company's Annual Report on Form 10-K). The Company's contingent commitments are discussed in Note 15 to the 2001 financial statements in the Company's Annual Report on Form 10-K. Any material changes to the Company's obligations and commitments through January 31, 2002 have been disclosed elsewhere in this Form 10-Q.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against that new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. Currently management is analyzing the potential impact of this pronouncement and has not determined the effect, if any, on the financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for asset retirement obligation and the associated asset retirement cost. SFAS 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. Management does not expect SFAS 143 to have a material effect on our financial statements.

         In September 2001, the Financial Accounting Standards Board issues Statement Of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is still analyzing the potential impacts of this pronouncement.

ITEM 3: Quantitative And Qualitative Disclosures About Market Risk

         Foreign Exchange. To date, our revenue from operations have exclusively been denominated in United States dollars. The recreational vehicle and boat products that we have sold to date have been priced in United States dollars and all our sales in fiscal years 2000, 2001 and 2002 have been denominated in United States dollars. In the future, we may acquire recreational vehicle or boat products that are priced in currencies other than the United States dollar and we may expand sales operations outside the United States. If either of these events occurs, fluctuations in the values of the respective currencies in which we purchase or sell our products could adversely affect us. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that we would not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results. If we conduct transactions in currencies other than the United States dollar, management intends to carefully evaluate its currency management policies. If management deems it appropriate, we may consider hedging a portion of a currency exposure in the future.

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

         We have variable floor plan notes payable that subjects us to market risk exposure. At January 31, 2002, the Company had a maximum of $35.2 million available under floor plan contracts with $24.0 million outstanding. During the three months ended January 31, 2002, the maximum floor plan amount outstanding at any month end was $31.8 million and the average floor plan outstanding for the three months ended January 31, 2002 was $26.1 million. The weighted average interest during the three months ended January 31, 2002 was 7.9%. A hypothetical increase or decrease in the floor plan interest of 10% would impact operations annually by approximately $206,000. This is based on the assumption that our inventory and debt levels remain the same for the year.

PART II

OTHER INFORMATION

There is no information to report under Items 1, 3, 4 or 5 of Part II of this report.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

         In January 2002, we sold 200 units of our securities for a total of $2 million. Each unit consisted of 100 shares of Series A Preferred Stock and a warrant to purchase 5,000 shares of common stock. The units were sold to accredited investors in a private placement in reliance on Section 4(2) and Rule 506 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

         In March 2002, we sold 150 units of our securities for a total of $1.5 million. Each unit consisted of 100 shares of Series AA-2 Preferred Stock and a warrant to purchase 5,000 shares of common stock. The units were sold to an accredited investor in a private placement in reliance on Section 4(2) and Rule 506 of the Exchange Act.

Item 6. Reports on Form 8-K

1.	Current Report on Form 8-K dated January 7, 2002 filed with the Securities and Exchange Commission on January 11, 2002.

2.	Current Report on Form 8-K dated February 14, 2002 filed with the Securities and Exchange Commission on February 26, 2002.

Exhibits

Exhibit
Number	Description

3.1	Certificate of Designation, Rights and Preferences of the Series AA-2 Preferred Stock of Holiday RV Superstores, Inc.

4.1	Form of Warrant dated as of March 12, 2002 issued to AGHI Finance Co, LLC

4.2	Form of Warrant dated March 18, 2002 issued to The Stephen Adams Living Trust UTA dated September 15, 1997.

10.1	Securities Purchase Agreement dated March 18, 2002 between the Purchasers set forth on Schedule I thereto and Holiday RV Superstores, Inc.

10.2	Registration Rights Agreement dated March 18, 2002 between the investors identified on the signature pages thereto and Holiday RV Superstores, Inc.

10.3	Registration Rights Agreement dated as of March 12, 2002 by and between AGHI Finance Co, LLC and Holiday RV Superstores, Inc.

10.4	Loan and Security Agreement dated March 12, 2002 among AGHI Finance Co, LLC and Holiday RV Superstores, Inc.

10.5	Secured Promissory Note dated March 20, 2002 from Holiday RV Superstores, Inc., as borrower to AGHI Finance Co, LLC, as payee in the original principal amount of $1,600,000.

10.6	Form of Guaranty dated March 12, 2002 from each of Holiday RV Superstores of South Carolina, Inc., Holiday RV Superstores West, Inc., Holiday RV Superstores of New Mexico, Inc., Holiday RV Assurance Service, Inc., County Line Select Cars, Inc., Little Valley Auto and RV Sales, Inc., Hall Enterprises, Inc. and Recreation USA Insurance Corporation in favor of AGHI Finance Co, LLC.

10.7	Form of Security Agreement dated March 12, 2002 from each of Holiday RV Superstores of South Carolina, Inc., Holiday RV Superstores West, Inc., Holiday RV Superstores of New Mexico, Inc., Holiday RV Assurance Service, Inc., County Line Select Cars, Inc., Little Valley Auto and RV Sales, Inc., Hall Enterprises, Inc. and Recreation USA Insurance Corporation in favor of AGHI Finance Co, LLC.

10.9	Form of Mortgage and Security Agreement dated March 12, 2002 made between Holiday RV Superstores, Inc. and AGHI Finance Co, LLC for the owned real property located in Clermont, Florida, Inverness, Florida, Ocala North, Florida, Ocala South, Florida and Spartanburg, South Carolina.

Exhibit
Number	Description

10.8	Form of Leasehold Mortgage and Security Agreement to Secure Guaranty dated March 12, 2002 made between Holiday RV Superstores, Inc. and AGHI Finance Co, LLC for the lease property in Bakersfield, California, Roseville, California, Wintergarden, Florida, Lexington, Kentucky, Prosperity, West Virginia, Ripley West Virginia, Sanford, Florida, Fort Lauderdale, Florida and Las Vegas, Nevada.

10.10	Trademark Security Agreement dated March 12, 2002 between Holiday RV Superstores, Inc. and AGHI Finance Co, LLC.

10.11	Third Amendment to Amended and Restated Loan and Security Agreement and Forbearance Agreement Extension dated March 15, 2002 among Holiday RV Superstores, Inc. Holiday RV Superstores of South Carolina, Inc., Holiday RV Superstores West, Inc., Holiday RV Superstores of New Mexico, Inc., Holiday RV Assurance Service, Inc., County Line Select Cars, Inc., Little Valley Auto and RV Sales, Inc., Hall Enterprises, Inc. and Recreation USA Insurance Corporation, Holiday RV Rental/Leasing, Inc. and Holiday RV Assurance Service, Inc., F/K/A Holiday RV Assurance Corporation and Banc of America Specialty Finance, Inc. and Bank of America, N.A.

10.12	Intercreditor and Subordination Agreement dated March 15, 2002 among AGHI Finance Co, LLC, Holiday RV Superstores, Inc., Banc of America Specialty Finance, Inc. and Bank of America, N.A.

10.13	Endorsement Agreement dated March 20, 2002 between Holiday RV Superstores, Inc. and Affinity Group, Inc.

10.14	Right of First Refusal dated March [ ], 2002

10.15	Right of First Refusal dated March [ ], 2002

10.16	Lease agreement dated November 12, 2001 between Century Partnership, Ltd and Holiday RV Superstores, of Nevada, Inc.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	HOLIDAY RV SUPERSTORES, INC.

April 11, 2002	/s/ Marcus A. Lemonis

Chairman of the Board and Chief Executive Officer

April 11, 2002	/s/ Casey L. Gunnell

President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Designation, Rights and Preferences of the Series AA-2 Preferred Stock of Holiday RV Superstores, Inc.

4.1	Form of Warrant dated as of March 12, 2002 issued to AGHI Finance Co, LLC

4.2	Form of Warrant dated March 18, 2002 issued to The Stephen Adams Living Trust UTA dated September 15, 1997.

10.1	Securities Purchase Agreement dated March 18, 2002 between the Purchasers set forth on Schedule I thereto and Holiday RV Superstores, Inc.

10.2	Registration Rights Agreement dated March 18, 2002 between the investors identified on the signature pages thereto and Holiday RV Superstores, Inc.

10.3	Registration Rights Agreement dated as of March 12, 2002 by and between AGHI Finance Co, LLC and Holiday RV Superstores, Inc.

10.4	Loan and Security Agreement dated March 12, 2002 among AGHI Finance Co, LLC and Holiday RV Superstores, Inc.

10.5	Secured Promissory Note dated March 20, 2002 from Holiday RV Superstores, Inc., as borrower to AGHI Finance Co, LLC, as payee in the original principal amount of $1,600,000.

10.6	Form of Guaranty dated March 12, 2002 from each of Holiday RV Superstores of South Carolina, Inc., Holiday RV Superstores West, Inc., Holiday RV Superstores of New Mexico, Inc., Holiday RV Assurance Service, Inc., County Line Select Cars, Inc., Little Valley Auto and RV Sales, Inc., Hall Enterprises, Inc. and Recreation USA Insurance Corporation in favor of AGHI Finance Co, LLC.

10.7	Form of Security Agreement dated March 12, 2002 from each of Holiday RV Superstores of South Carolina, Inc., Holiday RV Superstores West, Inc., Holiday RV Superstores of New Mexico, Inc., Holiday RV Assurance Service, Inc., County Line Select Cars, Inc., Little Valley Auto and RV Sales, Inc., Hall Enterprises, Inc. and Recreation USA Insurance Corporation in favor of AGHI Finance Co, LLC.

10.8	Form of Leasehold Mortgage and Security Agreement to Secure Guaranty dated March 12, 2002 made between Holiday RV Superstores, Inc. and AGHI Finance Co, LLC for the lease property in Bakersfield, California, Roseville, California, Wintergarden, Florida, Lexington, Kentucky, Prosperity, West Virginia, Ripley West Virginia, Sanford, Florida, Fort Lauderdale, Florida and Las Vegas, Nevada.

Exhibit
Number	Description

10.9	Form of Mortgage and Security Agreement dated March 12, 2002 made between Holiday RV Superstores, Inc. and AGHI Finance Co, LLC for the owned real property located in Clermont, Florida, Inverness, Florida, Ocala North, Florida, Ocala South, Florida and Spartanburg, South Carolina.

10.10	Trademark Security Agreement dated March 12, 2002 between Holiday RV Superstores, Inc. and AGHI Finance Co, LLC.

10.11	Third Amendment to Amended and Restated Loan and Security Agreement and Forbearance Agreement Extension dated March 15, 2002 among Holiday RV Superstores, Inc. Holiday RV Superstores of South Carolina, Inc., Holiday RV Superstores West, Inc., Holiday RV Superstores of New Mexico, Inc., Holiday RV Assurance Service, Inc., County Line Select Cars, Inc., Little Valley Auto and RV Sales, Inc., Hall Enterprises, Inc. and Recreation USA Insurance Corporation, Holiday RV Rental/Leasing, Inc. and Holiday RV Assurance Service, Inc., F/K/A Holiday RV Assurance Corporation and Banc of America Specialty Finance, Inc. and Bank of America, N.A.

10.12	Intercreditor and Subordination Agreement dated March 15, 2002 among AGHI Finance Co, LLC, Holiday RV Superstores, Inc., Banc of America Specialty Finance, Inc. and Bank of America, N.A.

10.13	Endorsement Agreement dated March 20, 2002 between Holiday RV Superstores, Inc. and Affinity Group, Inc.

10.14	Right of First Refusal dated March [ ], 2002

10.15	Right of First Refusal dated March [ ], 2002

10.16	Lease agreement dated November 12, 2001 between Century Partnership, Ltd and Holiday RV Superstores, of Nevada, Inc.