Form 10-Q
period 2002-04-30
HOLIDAY RV SUPERSTORES INC
filed 2002-06-19
CIK 822076

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

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

                                 YES [X] NO [ ]

   As of June 13, 2002, Holiday RV Superstores, Inc. had outstanding 9,831,382 shares of Common Stock, par value $.01 per share.

                                    TABLE OF CONTENTS

 Item                                                                       Page
 ----                                                                       ----

                                     Part I

     Financial Information

1.   Condensed Consolidated Balance Sheets                                 3-4

     Condensed Consolidated Statements of Operations                         5

     Condensed Consolidated Statements of Cash Flows                       6-7

     Notes to Condensed Consolidated Financial Statements                 8-13

2.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                               14-22

3.   Quantitative and Qualitative Disclosures about Market Risk          22-23

                                     Part II

     Other Information

2.   Changes in Securities and Use of Proceeds                              23

6.   Reports on Form 8-K                                                    24

                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                        4/30/2002           10/31/2001
                                                                        -----------          -----------
ASSETS

Current assets:
   Cash and cash equivalents                                            $   846,327          $    93,484
   Restricted cash and investments                                          554,317            1,131,662
   Trade accounts receivable                                                810,037            1,631,871
   Other receivables                                                      1,167,166              989,492
   Inventories, net                                                      24,411,068           34,363,637
   Prepaid expenses                                                         750,757              161,709
   Income tax refund receivable                                           2,174,002              529,888
   Property held for sale                                                   633,468              633,468
   Other                                                                    109,653              124,958
                                                                        -----------          -----------
       Total current assets                                              31,456,795           39,660,169
                                                                        -----------          -----------

Property and equipment, net                                              11,009,185           11,339,229

Other assets

   Goodwill, net of accumulated amortization
     of $813,397 and $654,273                                             5,506,532            5,665,656

   Other                                                                  1,651,100              229,399
                                                                        -----------          -----------

       Total assets                                                     $49,623,612          $56,894,453
                                                                        ===========          ===========





                                  (CONTINUED)

                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY


                                                                                     4/30/2002              10/31/2001
                                                                                    ------------           ------------
Current liabilities:
     Floor plan notes payable                                                       $ 22,274,742           $ 31,034,172
     Accounts payable                                                                  2,063,989              2,131,754
     Customer deposits                                                                   344,589                142,962
     Accrued expenses and other current liabilities                                    3,236,097              3,875,897
     Current portion of deferred finance and insurance income                          1,216,529              1,501,519
     Current portion of capital lease obligation                                          79,013                126,015
     Current portion of LIFO tax liability                                               333,935                333,935
     Current portion of mortgages payable                                                198,412                198,412
     Current portion of notes payable                                                  2,825,000              1,662,923
     Current portion of deferred gain on leaseback transaction                            48,612                 48,624
                                                                                    ------------           ------------
              Total current liabilities                                               32,620,918             41,056,213
                                                                                    ------------           ------------

     Long-term deferred finance and insurance income                                     932,972                855,355
     Long-term capital lease obligation, less current portion                             88,101                123,177
     LIFO tax liability, less current portion                                            333,935                333,935
     Long-term mortgages payable, less current portion                                 6,670,941              6,787,776
     Long-term notes payable, less current portion                                       500,000                500,000
     Deferred gain on leaseback transaction, less current portion                        352,563                376,858
     Series A and Series AA common stock warrant                                         420,000                     --
                                                                                    ------------           ------------
              Total liabilities                                                       41,919,430             50,033,314
                                                                                    ------------           ------------

     Commitments and contingencies

     Mandatorily Redeemable Convertible Series A Preferred stock
              $.01 par value; shares authorized up to 2,000,000 inclusive of Preferred Stock Series AA-2; issued and outstanding 20,000
              at April 30, 2002, stated at liquidation value                           2,570,835                     --
     Mandatorily Redeemable Convertible Series AA-2 Preferred stock
              $.01 par value; shares authorized up to 2,000,000 inclusive of
              Preferred Stock Series A; issued and outstanding 15,000 at
              April 30, 2002, stated at liquidation value                              1,893,400                     --
                                                                                    ------------           ------------
     Shareholders' Equity
              Common stock, $.01 par, shares authorized 23,000,000;
              issued 9,831,382 and 9,352,000                                              98,314                 93,520
              Additional paid-in capital                                              14,296,492             13,630,108
              Accumulated Deficit                                                    (10,613,204)            (6,320,834)

              Treasury stock, 300,700 shares at cost                                    (541,655)              (541,655)
                                                                                    ------------           ------------
              Total shareholders' equity                                               3,239,947              6,861,139
                                                                                    ------------           ------------
              Total liabilities, mandatorily redeemable convertible preferred
                      stock and shareholders' equity                                $ 49,623,612           $ 56,894,453
                                                                                    ============           ============


See accompanying notes to condensed consolidated financial statements.

                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months Ended                        Six Months Ended
                                                      ---------------------------------         ---------------------------------
                                                        04/30/02             04/30/01             04/30/02             04/30/01
                                                      ------------         ------------         ------------         ------------
                                                                            (Restated)                                 (Restated)
Sales and service revenue                             $ 19,886,374         $ 41,182,518         $ 38,304,283         $ 74,524,245
Cost of sales and service                               16,763,486           34,291,863           31,446,567           62,323,598
                                                      ------------         ------------         ------------         ------------
            Gross profit                                 3,122,888            6,890,655            6,857,716           12,200,647
Selling, general and administrative expenses             4,881,732            6,360,362            9,486,214           13,402,552
Marketing expense (income)                                (140,000)                  --            1,860,000                   --
                                                      ------------         ------------         ------------         ------------
            Income (loss) from operations               (1,618,844)             530,293           (4,488,498)          (1,201,905)

Other expense:
   Interest expense                                       (582,885)          (1,219,905)          (1,326,372)          (2,629,923)
   Note conversion cost                                         --           (1,377,581)            (167,784)          (1,377,581)
   Clermont fire loss                                           --              (39,817)                  --              (39,817)
                                                      ------------         ------------         ------------         ------------
            Total other expense                           (582,885)          (2,637,303)          (1,494,156)          (4,047,321)
                                                      ------------         ------------         ------------         ------------

Loss before income tax benefit and cumulative
   effect of change in accounting principle             (2,201,729)          (2,107,010)          (5,982,654)          (5,249,226)
Income tax benefit                                      (1,690,284)                  --           (1,690,284)            (380,836)
                                                      ------------         ------------         ------------         ------------

Net loss before cumulative effect of change
   in accounting principle                                (511,445)          (2,107,010)          (4,292,370)          (4,868,390)

Cumulative effect as of November 1, 2000
   related to the implementation of SAB 101                     --                   --                   --           (2,189,271)
                                                      ------------         ------------         ------------         ------------
   Net loss                                               (511,445)          (2,107,010)          (4,292,370)          (7,057,661)
Deemed dividend on redeemable convertible
preferred stock                                           (461,735)                  --           (1,089,235)                  --
                                                      ------------         ------------         ------------         ------------
Net loss available to common stockholders             $   (973,180)        $ (2,107,010)        $ (5,381,605)        $ (7,057,661)
                                                      ============         ============         ============         ============

Basic and diluted loss per common share:

Loss before cumulative effect of change in
accounting principle                                  $       (.10)        $       (.26)        $       (.58)        $      (0.63)
Cumulative effect as of November 1, 2000
   Related to the implementation of SAB 101                     --                   --                   --                (0.28)
                                                      ------------         ------------         ------------         ------------
   Net loss                                           $       (.10)        $       (.26)        $       (.58)        $      (0.91)
                                                      ============         ============         ============         ============

Weighted average number of shares
   basic and diluted                                     9,530,682            8,143,955            9,289,667            7,739,587
                                                      ============         ============         ============         ============


See accompanying notes to condensed consolidated financial statements.

                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Six Months Ended
                                                                                 -----------------------------------
                                                                                   04/30/02               04/30/01
                                                                                 ------------           ------------
Cash Flows from Operating Activities:
   Cash received from customers                                                  $ 39,393,796           $ 74,090,529
   Cash paid to suppliers and employees                                           (41,083,413)           (72,304,374)
   Interest received                                                                   11,357                     --
   Interest paid                                                                   (1,337,729)            (2,931,208)
   Income tax received                                                                 46,170                     --
   Good Sam(TM) Endoresement Fee                                                   (1,500,000)                    --
                                                                                 ------------           ------------
       Net cash used in operating activities                                       (4,469,819)            (1,145,053)
                                                                                 ------------           ------------

Cash Flows from Investing Activities:
   Purchase of property and equipment                                                 (35,518)              (240,655)
   Proceeds from the sale of property and equipment                                   117,908                108,799
   Transfer of restricted cash                                                        577,345               (618,938)
                                                                                 ------------           ------------
       Net cash provided by (used in) investing activities                            659,735               (750,794)
                                                                                 ------------           ------------

Cash Flows from Financing Activities:
   Proceeds from notes payable                                                      1,728,000              1,500,000
   Repayment of capital lease obligations                                             (82,078)              (124,470)
   Repayments of notes and mortgages payable                                         (922,995)              (294,985)
   Proceeds from the issuance of Series A redeemable preferred stock                2,000,000                     --
   Payment of Series A issuance cost                                                 (150,000)                    --
   Proceeds from the issuance of Series AA-2 redeemable preferred stock             1,500,000                     --
   Payment of Series AA-2 issuance cost                                               (10,000)                    --
   Proceeds from Series B advance                                                     500,000                     --
                                                                                 ------------           ------------
       Net cash provided by financing activities                                    4,562,927              1,080,545
                                                                                 ------------           ------------

Net increase (decrease) in Cash and Cash Equivalents                                  752,843               (815,302)
Cash and Cash Equivalents, beginning of period                                         93,484              2,215,353
                                                                                 ------------           ------------
       Cash and Cash Equivalents, end of period                                  $    846,327           $  1,400,051
                                                                                 ============           ============



See accompanying notes to condensed consolidated financial statements.

                  HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)
                                   (Unaudited)


                                                                                      Six Months Ended
                                                                            -----------------------------------
                                                                              04/30/02               04/30/01
                                                                            ------------           ------------
                                                                                                    (restated)
RECONCILIATION OF NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES
Net loss                                                                    $ (4,292,370)          $ (4,868,390)

Adjustments to reconcile net loss to net cash
    Used in operating activities:
           Depreciation and amortization                                         529,607                381,623
           Amortization of deferred gain                                         (24,307)                    --
           Stock option compensation and warrant issuance                             --                218,851
           Income tax benefit                                                 (1,690,284)              (380,836)
           Gain on disposal of property and equipment                            (81,162)                    --
           Note conversion expense                                               167,784              1,377,581
           Remeasurement of warrant liability                                   (420,000)                    --
           Marketing expense for warrants issued                               2,180,000                     --
           Cumulative effect as of November 1, 2000 related to the
              implementation of SAB 101                                               --              2,189,271

Changes in assets and liabilities:
       (Increases) decreases in:
           Contracts in transit                                                       --                376,070
           Accounts receivable                                                   644,160               (828,133)
           Income tax refund receivable                                           46,170                     --
           Inventories                                                         9,952,569             14,063,266
           Prepaid expenses                                                     (589,048)                 3,136
           Good Sam(TM) Endorsement Fee                                       (1,500,000)                    --
           Other assets                                                           51,937                555,665
       Increases (decreases) in:
           Floor plan notes payable                                           (8,759,430)           (14,390,699)
           Accounts payable                                                      (67,765)             2,429,985
           Customer deposits                                                     201,627               (331,652)
           Accrued expenses and other liabilities                               (819,307)            (1,940,791)
                                                                            ------------           ------------
Net cash used in operating activities                                       $ (4,469,819)          $ (1,145,053)
                                                                            ============           ============
Non cash investing and financing activities:

           Notes payable and $27,866 of accrued interest converted
           into 479,382 shares of common stock                              $    287,629           $         --
                                                                            ============           ============



See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

         The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2001. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, and inter-company eliminations necessary to summarize fairly the Company's financial position and results of operations.

         BASIS OF PRESENTATION: The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern.

         As more fully discussed in Note 4, the Company's primary floor plan agreement entered into in fiscal year 2001 expired on November 30, 2001. Through March 15, 2002, the Company financed its new and used marine and vehicle inventory at eight of its locations under a forbearance agreement that expired March 15, 2002 at which time the parties agreed to amend the expired agreement essentially under the same terms through October 31, 2002 lowering the maximum borrowing to $20,000,000. On May 15, 2002, the maximum borrowing commitment was further reduced to $19,032,679 as the result of the sale of real property which served as additional collateral for the floor plan agreement. The reduced borrowing level does not provide the Company sufficient capacity to meet its business plan requirements. Additionally, the Company was not in compliance with certain financial covenants of its floor plan financing agreement and the Company had not received waivers as of April 30, 2002. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently in active negotiations with another major floor plan lender to provide all of the Company's floor plan capacity. A satisfactory outcome of this process will result in a new alternative floor plan agreement to meet its business plan requirements. While the Company has retained the ability to floor plan its inventory, failure to come to terms with its alternative floor plan lenders or obtain sufficient floor plan financing could have a material adverse effect on the Company and raises substantial doubt about the Company's ability to continue as a going concern and to achieve its intended business objectives.

         See also discussion in Note 6 on the Company's transfer to the Nasdaq Small Cap market and non-compliance with listing requirements which also raises substantial doubt regarding the Company's ability to continue as a going concern.

         Additionally, the Company incurred a net loss of $18,021,656, $3,204,775 and $4,292,370 for the years ended October 31, 2001 and 2000 and for the six month period ended April 30, 2002, respectively, and incurred net cash outflows from operations of $2,504,120, $568,465 and $4,469,819 for the years ended October 31, 2001 and 2000 and for the six month period ended April 30, 2002. Beginning in the second quarter of fiscal 2001, management focused on inventory management by reducing inventory levels to allow the Company to effectively and profitably operate within the stocking levels available under the April 2001 amended primary floor plan agreement. As of October 31, 2001 the inventory initiative coupled with restrictions placed on the Company's ability to order new product by its primary floor plan lender resulted in a 42.7% reduction in the year-over-year inventory levels with an additional 29.0% reduction since October 31, 2001. In addition, the short-term performance and the long-term potential for each retail location were reviewed together with each dealership's management team. As a result, three dealerships that were under-performing or competing in the same markets were closed and the market consolidated into other Company dealerships. A fourth and fifth dealership were closed in December 2001 and March 2002, respectively. Management believes that with the restructuring of its dealerships and the focus on managing its inventory to optimum levels and turns, the continuation of rigid expense control, the infusion of additional capital and the continued support of its primary floor plan lender under more favorable terms, improved revenues, profits and cash flows from operations will result in fiscal year 2002, provided that sufficient floor plan funding is available. While management believes that same store operating performance will improve in the remainder of fiscal year 2002, the Company may be required to obtain additional outside funding to fund operating deficits. Management further believes that additional financing will be made available to support the Company's liquidity requirements and that certain costs and expenditures could be reduced further should any needed additional funding not be available. Failure to generate sufficient revenues, raise additional capital or continue to restrain discretionary spending could have a material adverse effect on the Company and raises substantial doubt about the Company's ability to continue as a going concern and to achieve its intended business objectives.

         Effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned by the Company for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. Also effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned on the sale of administrator obligor extended warranty and service contracts to defer these commissions until the 100% charge back period has lapsed and to recognize revenue ratably over the remaining life of the contracts as commissions are earned and not subject to chargeback. This change was made in accordance with the implementation of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended October 31, 2001. The net effect reflects the deferral as of November 1, 2000 of $2,189,271 of revenue net of chargebacks previously recognized. As required by SAB 101, the Company has restated its previously reported financial statements for the three and six month periods ended April 30, 2001 to include the effects of this accounting change and apply the provisions of SAB 101 to the quarters ended January 31, 2001 and April 30, 2001 and the six month period ended April 30, 2001.

NOTE 2. INVENTORIES

Inventories are summarized as follows:

                                4/30/2002            10/31/2001
                               -----------          -----------

New Vehicle                    $19,904,880          $27,279,230
New Marine                         796,898              516,340
Used Vehicle & Marine            2,423,259            5,208,373
Parts and accessories            1,286,031            1,359,694
                               -----------          -----------
                               $24,411,068          $34,363,637
                               -----------          -----------

During the three and six month periods ended April 30, 2002, the Company recorded a charge of $531,772 to adjust the carrying value of certain of its inventory to the lower of cost or fair market value. This charge was recorded to reflect a decline in the market value of the related units resulting from various factors, including the state of the economy in general and supply and demand for new and used RV and marine products. These same factors could result in future charges.

NOTE 3. ENDORSEMENT AGREEMENT

         In March 2002, the Company entered into an agreement with Affinity Group Inc., a company wholly owned by the majority holder of the Company's Series A Preferred Stock (see Note 6). That agreement grants the Company a non-exclusive right to use its Good Sam(TM) name and logo, including trade names of all of Affinity's service marks in connection with the sales and service of the Company's products for a period of three years. Under the agreement, Affinity and the Company agreed to develop a marketing program for certain products and services offered by Affinity through its Good Sam(TM) program. The Company paid Affinity a one-time fee of $1,500,000 for the license in March 2002. In addition, the Company may be required to pay additional royalties for the use of licenses and other trade marks under the agreement. The Company is amortizing the cost of the endorsement agreement on a straight line basis over the three year term. Amortization expense for the three months ended April 30, 2002 is $41,667.

NOTE 4. FLOOR PLAN CONTRACTS

         The primary floor plan lender continued the forbearance agreement to amend and extend the floor plan financing agreement to March 15, 2002 at which time the parties agreed to amend the expired forbearance agreement essentially under the same terms through October 31, 2002 lowering the maximum borrowing to $20,000,000 and adjusting the financial covenants based on the Company's fiscal 2002 business plan. The Company has been charged a loan origination fee of $200,000 with $50,000 paid at closing, $50,000 paid on May 7, 2002 and the remaining balance of $100,000 to be paid at maturity. Of the total fees, $100,000 will be waived if the loan is paid in full before maturity. In connection with the amendment, the financial covenants were adjusted effective March 15, 2002. As of April 30, 2002, the Company was not in compliance with certain of the financial covenants of the floor plan financing agreement. Waivers were not received for the events of non-compliance and as of June 13, 2002 the lender has not communicated any intention relating to the violation of the covenants of the floor plan financing agreement. In May 2002, the maximum borrowing commitment was further reduced to $19,032,679 in connection with the Company's sale of certain real property (see note 10).

         The Company has negotiated an arrangement with one of its floor plan providers that requested to be paid down in February 2001 because of the Company's less than acceptable performance under its floor plan agreement and because the provider subsequently exited the business of providing floor plan financing to RV dealers. The Company is currently paying off the outstanding balance at April 30, 2002 of $1,452,654 as units are sold and repaying past due amounts on a mutually agreed schedule. In accordance with the terms of a Memorandum of Understanding dated May 28, 2002 between the Company and the floor plan provider the Company anticipates concluding the pay down of the floor plan by June 2002 and rolling the remaining balance into a term note to be paid over a two year period.

         Through June 13, 2002, the Company continues to negotiate with another major floor plan lender to provide all of the Company's floor plan capacity or to increase the amount of floor plan financing available to allow for additional dealerships to be included under the other major floor plan agreements. There can be no assurance that the Company will come to terms with its other major lender under either scenario to obtain sufficient alternative floor plan financing to meet its business plan requirements.

NOTE 5. NOTE PAYABLE

         On March 18, 2002, AGHI Finance Co., LLC, an affiliate of Affinity Group, Inc.(see Note 3) loaned the Company $1,600,000 for a term of one year at an interest rate of 20%, payable quarterly, one half of which may be paid in stock at the discretion of the Company's board of directors. If certain specified events of default occur, as defined in the loan agreement, the interest rate increases to 25% and the Company is subject to a 6% late fee if the event of default is a lack of timely payment. The note specifies a lien has been placed on all assets of the Company as security for the note. As of April 30, 2002, the interest rate on the note was 25% as the Company had not paid the interest due in cash relating to the month of April 2002. The note is a non-amortizing loan due March 18, 2003. The Company also paid a $50,000 origination fee, which is included in the note and is being amortized over the life of the loan. In accordance with the terms of the note, the Company is committed to pay a fee equal to 10% of the loan amount 91 days and 181 days from the loan origination date. These fees can be paid in the form of the Company's common stock. Accordingly, the Company accrued $320,000 on March 18, 2002 and is amortizing these fees to interest over the life of the loan. The Company expects to issue, subject to stockholder approval, a warrant to purchase 1,800,000 shares of its common stock exercisable at $0.50 per share with a term of five years.

NOTE 6. SERIES A PREFERRED

         On January 3, 2002, the Company's Board of Directors authorized the issuance of up to 35,000 shares of Series A Preferred Stock, of which 8,807 have been designated Sub-Series A-1 Convertible Preferred Stock (the "Series A-1 Shares") and 26,193 have been designated Sub-Series A-2 Stock (the "Series A-2 Shares, collectively the "Series A Shares"). The Series A stockholders are entitled to dividends at a rate of 10% of the purchase price per annum, which accrue on a daily basis and are payable in cash each quarter. If certain specified events of default occur, that dividend rate increases to 15%. As more fully described below, an event of default appeared probable based on events occurring in February 2002. The Series A Shares have identical rights and preferences, except that the Series A-2 Shares are not convertible and are nonvoting until stockholder approval is obtained. The Series A Shares are also entitled to a redemption payment equal to 125% of the original issuance price plus accrued and unpaid dividends (the "Liquidation Price") upon the sale or liquidation of the Company or upon an event of default, as defined. As of April 30, 2002, the dividend rate was 15% as the Company had not made the Series A Preferred quarterly dividend payments due March 31, 2002, which constitutes an event of default under the Certificate of Designation, Rights and Preference.

         The Company is required to redeem the Series A Shares, including any accrued and unpaid dividends, on December 31, 2007. They have therefore been classified in the mezzanine section in the accompanying balance sheet. Redemption may occur sooner at the Liquidation Price in the event of a change in control, as defined in the Certificate of Designation, Rights and Preferences, a delisting of the Company's common stock, or a failure to honor a conversion request and other events including non-payment of dividends. On February 14, 2002, prior to the Company's filing of its January 31, 2002 Form 10-Q, the Company was notified by the Nasdaq National Market that it had failed to comply with certain listing requirements and was therefore subject to delisting. Accordingly, the Company recorded the Series A Shares at their Liquidation Price in January 2002. On April 29, 2002, the Nasdaq Listing Qualifications Panel approved the Company's transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. Currently, the Company's per share price does not meet the Nasdaq requirements for listing. The Company has until September 2002 to remedy this event of non-compliance. There can be no assurance that the Company will be able to maintain its listing requirements in the future and as a result of non-payment of dividends due March 31, 2002 an event of default existed at April 30, 2002. Accordingly, the Company continues to reflect the Series A Shares at their Liquidation Price in the condensed consolidated balance sheet as of April 30, 2002.

         The Series A Shares were sold as units consisting of 100 shares of Series A Preferred Stock and warrants to purchase 5,000 shares of common stock at an exercise price of $.50 per share. The Company will realize gross proceeds of $3,500,000 if all of the units are sold. The voting and conversion rights of the Series A-2 shares are subject to stockholder approval. At the time of the offering, the Company had received written approvals from the beneficial holders of approximately 72% of its shares of outstanding common stock. The Company will seek formal approval at its 2002 Annual Meeting of Stockholders.

         The Series A-1 and Series A-2 Shares are being sold on a pro-rata basis to investors, up to the maximum of 35,000 Series A Shares authorized. If the Company does not issue all of the Series A-1 Shares, investors will be entitled to exchange each Series A-2 Share for Series A-1 Shares on a pro-rata basis until all Series A-1 Shares have been issued. As of April 30, 2002, the Company had sold 5,033 and 14,967 shares of Series A-1 and Series A-2 Shares, respectively, for net proceeds of $1,850,000.

         In January 2002, the Company issued shares of its Series A Preferred Stock for $1,500,000 to an investor in connection with a strategic business relationship. That relationship is described in Note 3. These shares were also sold as units. Because of the ongoing discussions between the Company and the investor regarding the Affinity Endorsement Agreement, and the proximity of the issuance of the Series A Preferred Stock and the Affinity Endorsement Agreement, the Company believes that the application of EITF Issue No. 01-1, "Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash" ("EITF No 01-1") is appropriate. On the date of the transaction, the Company's stock was trading at $1.00 per share and the conversion feature of the Series A Preferred Stock was priced at $0.50 per share. Therefore, the fair market value of the Series A Preferred Stock on the date of the transaction on an "if-converted" basis was $3,000,000. The related warrants, valued utilizing the Black-Scholes option pricing model as discussed below, had a fair market value of $500,000 on the date of the transaction. Combined the units had a fair value of $3,500,000 at the date of the transaction. In accordance with the consensus in EITF Issue No. 01-1, the Company has recorded a charge of $2,000,000, which is equal to the excess of the fair market value of the units over the amount received in cash. The Company considered this cost to be an inducement for Affinity to enter into future strategic relationships with the Company, as evidenced by the Affinity Endorsement Agreement. That amount has been classified as marketing expense in the accompanying statement of operations for the six months ended April 30, 2002.

         In addition, the Company sold 5,000 units to another investor, which had no other involvement with the Company other than a passive investment, for gross proceeds of $500,000. Because the Series A-1 Shares that comprise a part of those units convert to common stock at a conversion price that was less than the quoted market price of its common stock on the date of the transaction, the Company has recorded a beneficial conversion feature charge of $125,000 as discussed below. On the date of the transaction, the Company's stock was trading at $1.00 per share and the conversion feature of the Series A Preferred Stock was priced at $0.50 per share. Therefore, the fair market value of the Series A Preferred Stock on the date of the transaction on an "if-converted" basis was $1,000,000. The related warrants, valued utilizing the Black-Scholes option pricing model as discussed below, had a fair market value of $167,000 on the date of the transaction. Accordingly, the portion of the proceeds ascribed to the Series A Preferred Stock is $333,000 (the total proceeds of $500,000 less the portion ascribed to the warrants of $167,000). The beneficial conversion value adjusted for the fair value allocation would have been in excess of $333,000 and therefore, is limited to that amount. However, because the Series A Preferred Stock was subject to immediate mandatory redemption, given the potential of default relating to Nasdaq delisting issues previously discussed, the Series A Preferred Stock was accreted to its liquidation price. The beneficial conversion feature equal to the conversion feature of $333,000 plus additional accretion up to its liquidation price has been recognized as a deemed dividend to the Series A stockholders in the accompanying statement of operations for the six months ended April 30, 2002.

         The warrants contain certain provisions that may preclude the Company from settling them in shares at the time they are exercised. Accordingly, in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company has classified those warrants as a liability in the accompanying balance sheet. Furthermore, those warrants will be remeasured each period with changes in their fair value reflected in the Company's statement of operations. The warrants were valued at the date of issuance utilizing the Black-Scholes option pricing model using the Nasdaq closing bid price on the date of the transaction as the fair value, $0.50 as the exercise price, an historical volatility rate of 41% and a risk-free six-year interest rate of 5.01%. The Black-Scholes option pricing model is also used at each remeasurement date. As of April 30, 2002, the Company's condensed consolidated balance sheet includes a Series A common stock warrant liability of $240,000. The effect of remeasuring the warrants on the Company's statement of operation for the three months ended April 30, 2002, was a reduction of marketing expense of $320,000 for the warrants issued to an investor in connection with a strategic business relationship (see Notes 3 and 7) and an interest expense reduction of $100,000 relating to the remaining warrants primarily resulting from a decrease in the Company's stock price during the period.

         The Certificate of Designation, Rights and Preferences also provides for adjustment in the conversion price of the Series A Shares in the event of certain future events. However, because the Company recorded the maximum beneficial conversion feature at issuance, no further beneficial conversion will be recognized if and when those events occur.

NOTE 7. SERIES AA-2 PREFERRED STOCK

         In March 2002, the Company's board of directors designated a new series of Preferred Stock as Series AA-2 Preferred Stock and authorized the issuance of 15,000 shares of that series to raise a total of $3,500,000. The Company entered into a Securities Purchase Agreement under which it issued and sold shares of Series AA-2 Preferred Stock to an accredited investor in a private placement in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The shares of Series AA-2 Preferred Stock were sold in units, each of which consisted of 100 shares of Series AA-2 Preferred Stock and warrants to purchase 5,000 shares of common stock at an exercise price of $.50 per share. In connection with the issuance of the Series AA-2 Preferred Stock, the Company also granted the purchaser a right of first refusal with respect to the potential sale by the Company of certain real property.

         In March 2002, the Company sold 150 units for a purchase price of $1,500,000, less transaction costs of approximately $10,000, to the majority holder of the Series A Preferred Stock issued in January 2002. The Series AA-2 Preferred Stock that is included in the units has the same preferences, rights, qualifications, limitations and restrictions as the Series A-2 Shares issued in January 2002. As of April 30, 2002, the dividend rate was 15% as the Company had not made the Series AA-2 Preferred quarterly dividend payments due March 31, 2002, which constitutes an event of default under the Certificate of Designation, Rights and Preferences. The shares of Series AA-2 Preferred Stock are initially convertible at a conversion price of $.50 per share. The Series AA-2 Preferred Stock is classified as redeemable preferred stock in the mezzanine section of the Company's condensed consolidated balance sheet as of April 30, 2002. These units were sold to an investor in combination with establishing a strategic relationship between an affiliate of that investor and the Company. That relationship is described above. Those units had a fair value of approximately $1,680,000 at the date of the transaction. In accordance with the consensus in EITF Issue No. 01-1, "Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash", the Company recorded a charge equal to the excess of the fair value of the units over the amount received in cash as marketing expense in its statement of operations for the three months ended April 30, 2002. The accompanying warrants contain certain provisions that may preclude the Company from settling them in shares at the time they are exercised. In accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company's condensed consolidated balance sheet includes a Series AA-2 common stock warrant liability of $180,000 as of April 30, 2002. Furthermore, those warrants will be remeasured each period with changes in their fair value reflected in the Company's statement of operations. Since the Series AA-2 Preferred Stock was subject to immediate mandatory redemption, given the potential of default relating to Nasdaq delisting issues previously discussed, the Series AA-2 Preferred Stock was accreted to its liquidation price at April 30, 2002.

NOTE 8. SERIES B PREFERRED

         In December 2001 and February 2002 the Company received $250,000, respectively, as the first and second tranche payments on a proposed investment of $1,250,000 in Series B Preferred Stock of the Company. The terms are expected to be essentially identical to the Series A Preferred Stock, except that the Series B Preferred Stock will be junior in status to the Series A Preferred Stock. Final placement of the Series B Preferred Stock is also subject to final negotiation and completion of definitive documentation and all authorizations required under applicable law. The proceeds are expected to be used to repay the Company's 15% $1,000,000 bridge financing obtained in December 2000. At April 30, 2002, the $500,000 payment is classified as a current liability in the current portion of notes payable.

NOTE 9. BRIDGE FINANCING

         As of January 31, 2002, the Company agreed to convert into 479,382 shares of common stock, at a per share conversion price of $0.60, $287,629 of the unpaid balance including accrued interest of $27,866 on certain bridge financing and a demand loan from an affiliate of a former director and a former officer/director of the Company. The market price of the Company's common stock at the conversion date was $0.95. Had the conversion been made at market price, the Company would have issued 302,767 shares. The incremental shares issued (176,615) valued at market price is $167,784 and has been recorded as note conversion expense. The remaining balance of the bridge financing and demand loan of $128,000 has been assigned by the former officer/director of the Company to the Company's CEO in settlement of non-Company obligations between these two related parties. The CEO agreed to eliminate the interest charge prospectively. On April 17, 2002, the outstanding balance was paid in full to the Company's CEO.

         In January 2002, the Company agreed to restructure the $500,000 6.75% bridge financing received in August 2001 by converting $250,000 into common stock and with the per share conversion price to be determined at a future date before December 31, 2003 and will be priced at market on that date. Payment of the remaining $250,000 balance plus accrued interest will be due no later than December 31, 2003. In addition, the holder agreed to release the junior security interest in the Tampa, Florida and Las Cruces, New Mexico properties.

NOTE 10. SALE OF TAMPA PROPERTY

         On May 7, 2002, the Company entered into a contract to sell its Tampa, Florida facility for $1,026,000. The transaction closed on May 15, 2002 and the Company realized proceeds of $967,320, net of transaction costs. The proceeds from the transaction were used to reduce the aggregate outstanding loan balance on the Company's primary floor plan agreement. The facility is reported on the balance sheet as a property held for sale at a carrying value of $633,468 at April 30, 2002. The gain of $333,852 relating to this sale will be recognized during May 2002.

NOTE 11. INCOME TAX BENEFIT

         On March 9, 2002, the "Job Creation and Worker Assistances Act" (H.R.
3090) became effective. The new law makes numerous changes to the U.S. corporate tax laws, including the temporary extension of the general net operating loss carryback period to five years (from two years under prior law) for net operating losses arising in taxable years ending in 2001 and 2002. As a result of the change in tax law, the Company is able to carry back net operating losses which were fully reserved with a valuation allowance. Accordingly, the Company recorded an income tax benefit of $1,690,284 to reflect the change in the Company's tax valuation allowance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should," "expects," "hopes," "plans," "anticipates," "projected," "believes," "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed in the Company's Annual Report on Form 10-K for the year ended October 31, 2001 (many of which have been discussed in prior SEC filings by the Company). Although the Company has attempted to list the factors it believes to be important to its business, the Company cautions investors that other factors might prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements.

         Investors are further cautioned not to place undue reliance on any forward-looking statements as they speak only of the Company's view as of the date the statement was made.

GENERAL

         Holiday RV Superstores, Inc. is a multi-store chain that retails, finances, and services recreation vehicles, or RVs, and other recreation vehicles. The Company currently operates 10 retail centers, two in central and north central Florida, one in Spartanburg, South Carolina, two in California's central valley cities of Roseville and Bakersfield, one in Las Cruces, New Mexico, two in West Virginia, one in Wytheville, Virginia, and one in Lexington, Kentucky. The Clermont store, which is located in central Florida and was destroyed by fire, will reopen in September 2002 bringing the total number of retail centers operated by the Company to 11. The Company operates on a fiscal year beginning on the first day of November and ending on the last day of October. References herein to "Holiday," "Recreation USA," "we," "us" or "our" refer to Holiday RV Superstores, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.

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

         Our primary focus in fiscal 2000 was on acquiring well-established RV and marine dealerships with strong leadership roles in key geographic markets with strong demographics. We then worked to improve their performance and profitability by implementing our operating strategies. In fiscal 2001, our primary strategy focused on integrating the acquired dealerships into our corporate structure, reducing our inventory turnover rates to comply with dollar limits imposed by our primary floor plan lender, reducing expenditures and closing unprofitable locations. Our performance in fiscal 2001 reflected a reevaluation of our business from all aspects. We believe that structuring our business to fit within the limitations of our capital resources will position us to perform at higher levels if the demand for recreational products increases at the anticipated rate. We intend to add new dealerships by leasing suitable property in key geographic markets and through co-location opportunities with strategic partners, but only if we have sufficient working capital to sustain expansion. We will also consider acquisition opportunities within our existing markets if we believe they will result in operating and marketing efficiencies and that the acquisition will immediately add profits to our operations. During the second quarter, we closed the Sanford store located in the central Florida market. We are also looking at two smaller stores for possible closure during the third quarter. Besides the two small stores, we do not anticipate closing any additional stores from our current dealerships. We do intend to continue to closely monitor the performance of all locations and close any that are unprofitable or whose performance does not justify continued operations.

         Our growth also depends on same store growth and maintaining sufficient working capital to operate each store efficiently. We have experienced a downturn in sales for the last twenty-two months beginning in the fourth quarter of fiscal 2000. We believe that the industry and our markets are poised for recovery and increased sales. We expect our same store sales growth to follow these industry trends based on the number of "baby boomers," our target demographic group, reaching their peak earnings and vacation years during that period. We also believe there is a renewed sense of national pride and an increased desire to experience the geographic diversity of the United States. The U.S. Census Bureau confirms the projected growth of the baby boomers population segment. We believe this group of buyers and other demographic groups will increasingly use recreational products as a travel alternative and to enhance the quality of their lives. However, these trends may not produce the increased sales that we expect.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 2002, COMPARED TO THE THREE AND SIX-MONTH PERIODS ENDED APRIL 30, 2001.

         Sales and service revenue decreased $21.3 million or 51.7% to $19.9 million for the three months ended April 30, 2002 from $41.2 million for the three months ended April 30, 2001. Sales and service revenue decreased $36.2 million or 48.6% to $38.3 million for the six months ended April 30, 2002 from $74.5 million for the six months ended April 30, 2001. Of the decrease for the three months ended April 30, 2002 compared to the three months ended April 30, 2001, $8.0 million was attributable to a 29.6% decrease in same store sales. Net store closures during fiscal 2001 represented a decrease in revenues of $8.7 million for the three months ended April 30, 2002. In addition, $4.6 million of the decrease is attributable to the closure of our Clermont location. This location, which was damaged by fire in April 2001, is currently under reconstruction and is scheduled to re-open in September 2002. Of the decrease for the six months ended April 30, 2002 compared to the six months ended April 30, 2001, $13.1 million was attributable to a 27.3% decrease in same store sales. Net store closures during fiscal 2001 represented a decrease in revenues of $13.4 million for the six months ended April 30, 2002. Finally, the temporary out of service Clermont store represented $9.7 million decrease. Used vehicle sales as a percentage of total vehicle sales increased to 32.6% for the six months ended April 30, 2002, compared to 32.5% for the six months ended in April 30, 2001. New RV and marine product sales decreased for the six months ended April 30, 2002 to $19.1 million, or 60.5% of total RV and marine product sales, from $39.9 million, or 62.2% of total RV and marine product sales for six months ended April 30, 2001. Even though management believes that its prior inventory levels were principally overstocked, new vehicle sales have been adversely affected by the reduction in available inventory due to our limited floor plan financing.

         The decline in comparable store sales was primarily the result of the following factors:

         INTERNAL MANAGEMENT INITIATIVES Beginning in the second quarter of fiscal 2001, the management team began a concentrated program to reduce aged and overstocked inventory by reducing selling prices, lowering inventory at all locations to increase inventory turnover and restocking inventory based on local market demand at each dealership. We also focused on changing our product mix to include less expensive new models, and more used RVs, which have a higher gross profit. We believe that lower priced used vehicles are more desirable in a weak economy characterized by declining consumer confidence. In addition, in the last 45 days of fiscal year 2001 and the beginning of fiscal year 2002, we focused on store performance by closing four dealerships we believed were not performing at levels sufficient to justify their continued operation or were in markets where we had multiple locations. We expect to offset most of the loss of revenue from the closed locations with increased revenue and profits from stores remaining in the same general market of each closed dealership once our financial position is stabilized through additional capital and increased floor plan availability.

         FINANCIAL CONSTRAINTS Our ability to maintain what we believe is a desirable mix between new and used products has been hampered by reductions in our available floor plan credit line and the time required to sell aged inventory, which is not eligible for floor plan funding, and overstocked inventory. In addition, we have had insufficient capital to satisfy all of our working capital requirements. This dramatically limits our ability to meet our business objectives and fully exploit our markets in any economic environment.

         Parts and services revenue decreased $1.5 million, or 37.5%, to approximately $2.5 million for the three months ended April 30, 2002 from $4.0 million for the three months ended April 30, 2001. Parts and services revenue decreased $2.5 million, or 32.9%, to approximately $5.1 million for the six months ended April 30, 2002 from $7.6 million for the six months ended April 30, 2001. While same store sales remained relatively flat, parts and services was affected by a decrease of $1.5 million and $2.5 million for the three and six month periods ended April 30, 2002 due to net store closures made in fiscal 2001 and our temporary out of service Clermont store not being operational while under reconstruction from fire damage sustained in April 2001.

         Net revenue from finance and insurance products and other sources decreased $1.2 million, or 70.6%, to $0.5 million for the three months ended April 30, 2002 from $1.7 million for the three months ended April 30, 2001. Net revenue from finance and insurance products and other sources decreased $1.4 million, or 51.9%, to $1.3 million for the six months ended April 30, 2002 from $2.7 million for the six months ended April 30, 2001. The decrease in both periods is directly related to our decrease in new and used RV and marine product sales. Effective November 1, 2000, we changed our revenue recognition policy by adopting SAB 101, which defers recognizing revenue on commissions received from placing indirect retail installment contracts with indirect lenders, fees generated from the sale of credit life insurance and extended warranty contracts. As of April 30, 2002, January 31, 2002 and October 31, 2001, the amounts deferred relating to these commissions and fees was $2.1 million, $2.2 million and $2.7 million, respectively. Accordingly, for the three and six month periods ended April 30, 2002, we recognized earned revenue from this change in the amount of $0.1 million and $0.6 million.

         Total gross profit decreased $3.8 million, or 55.1%, to $3.1 million for the three months ended April 30, 2002 from $6.9 million for the three months ended April 30, 2001, primarily due to a 23.3% decrease in same store gross profit with the remainder attributable to lost volume from store closures made in fiscal 2001 and our Clermont location which was under reconstruction from fire damage sustained in

April 2001. Also negatively impacting gross profit during the three months ended April 30, 2002, we recorded a charge of $0.5 million to write down certain older new and used vehicles, a significant portion of which originated at closed facilities, to their fair market value. For the reasons previously discussed, total gross profit decreased $5.3 million, or 43.4%, to $6.9 for the six months ended April 30, 2002 from $12.2 million for the six months ended April 30, 2001; however, gross margin as a percent of sales increased to 17.9% from 16.4% due to a higher sales mix of used RV and marine sales, which usually carry higher margins, generated from existing inventory as our ability to purchase new units has been restricted while we renegotiate our floor plan arrangement with our primary floor plan lender.

         Parts and services gross profit decreased $1.2 million, or 60.0%, to $0.8 million for the three months ended April 30, 2002 from $2.0 million in the three months ended April 30, 2001. Same store gross profit decreased $0.5 million, or 38.3%. Parts and services gross profit decreased $1.7 million, or 43.6%, to $2.2 million for the six months ended April 30, 2002 from $3.9 million in the six months ended April 30, 2001. Same store gross profit decreased $0.4 million, or 17.0%. The remainder of the decrease for the three and six month periods ended April 30, 2002 is the result of net store closures made in fiscal 2001 and our temporary out of service Clermont location, which was damaged by fire in April 2001.

         Net revenue from finance and insurance and other products contributed 18.0% and 19.1% of total gross profit in the three and six month periods ended April 30, 2002 compared to 17.3% and 22.3% in three and six month periods ended April 30, 2001.

         Selling, general and administrative expenses decreased $1.5 million, or 23.4%, to $4.9 million for the three months ended April 30, 2002 from $6.4 million for the three months ended April 30, 2001. On a same store basis, selling, general and administrative expenses remained relatively flat. Selling, general and administrative expenses decreased $3.9 million, or 29.1%, to $9.5 million for the six months ended April 30, 2002 from $13.4 million for the six months ended April 30, 2001. On a same store basis, selling, general and administrative expenses decreased $0.4 million, or 4.4%, to $8.6 million in the six months ended April 30, 2002 compared to $9.0 million in the six months ended April 30, 2001. We incurred legal expenses of $0.3 million for the three months ended April 30, 2002 for nonrecurring matters.

         Store closures represent expense of $0.5 million and $0.9 million in the three and six-month periods ended April 30, 2002 compared to $2.0 million and $4.4 million for the three and six-month periods ended April 30, 2001. Personnel expenses decreased 36.8% or approximately $2.9 million, for the six months ended April 30, 2002 and represented 43.1% of expenses for the six months ended April 30, 2002, compared to 53.1% for the six months ended April 30, 2001 the result of head count reduction. Total selling, general and administrative expenses as a percent of revenue increased to 24.5% and 24.8% from 15.4% and 18.0% due to decreased revenue without a related reduction of fixed costs for the three and six month periods ended April 30, 2002.

         The marketing expense (income) of $(0.1) million and $1.9 million represents the difference between the fair value of the units of preferred stock and warrants sold to a potential business partner over the cash proceeds received (see Notes 6 and 7 to the condensed consolidated financial statements) net of the impact of periodically remeasuring the fair value of the warrant liability component of the units sold. The charge is required because on the date of the issuances of these shares, we were in discussion with, and have since developed a business relationship with, a company controlled by the majority holder of the Series A Preferred Stock and Series AA Preferred Stock. In March 2002, we entered into the Endorsement Agreement with Affinity Group (see Note 3 to the condensed consolidated financial statements). During the three and six months ended April 30, 2002, we recorded a marketing expense of $0.2 million and $2.0 million, respectively, relating to units of preferred stock and warrants sold during the periods. During the three and six months ended April 30, 2002, we recorded a marketing income of $(0.3) million, relating to the impact of periodically remeasuring the fair value of the warrant liability component of the units sold as of April 30, 2002.

         Loss from operations for the three and six month periods ended April 30, 2002 was $1.6 million and $4.5 million, respectively, compared to operating income of $0.5 million for the three months ended April, 2001 and a loss from operations of $1.2 million for the six months ended April 30, 2002. This was primarily the result of the activities described above.

         Interest expense decreased to $0.6 million and $1.3 million, respectively, for the three and six month periods ended April 30, 2002 from $1.2 million and $2.6 million, respectively, for the three and six month periods ended April 30, 2001. The decrease was primarily due to reductions in floor plan financing as a result of decreased inventory levels, despite an increase in our floor plan interest rates.

         Note conversion expense of $0.2 million for the six months ended April 30, 2002, is the result of converting $0.3 million of a certain bridge financing and a demand loan, including accrued interest, from an affiliate of a former director and a former officer/director of ours at a per share conversion price of $0.60. The market price of the our common stock at the conversion date was $0.95. We issued 479,382 shares under the terms of the conversion. Only 302,767 shares would have been issued at the market price. The market value of the additional 176,615 shares issued are recorded as a non-cash note conversion expense. Note conversion expense of $1.4 million for the six months ended April 30, 2001, was the result of a required non-cash expense in connection with the April 2001 conversions of seller notes into shares of the our common stock. Seller notes with a principal balance of approximately $3.2 million were converted into 912,000 shares of common stock valued at approximately $2.7 million ($0.5 million less than the carrying value of the debt). Since the terms of the conversion were the result of a modification of the original conversion terms that would have called for share issuance at a fixed price of $7.50 per share, or 430,923 shares, we were required under SFAS No. 84, "Induced Conversions of Convertible Debt," to record this non-cash expense charge equal to the fair value of the incremental shares (481,077) issued.

         An income tax benefit of $1.7 million was recorded for the three and six month periods ended April 30, 2002 compared to no benefit in the three months ended April 30, 2001 and a benefit of $0.4 million recorded for the six months ended April 30, 2001. As a result of the change in tax law (see Note 11 to condensed consolidated financial statements), we were able to carry back net operating losses which were fully reserved with a valuation allowance. Accordingly, we recorded an income tax benefit of $1.7 million to reflect the change in our tax valuation allowance.

         In fiscal 2001, we recorded a $2.2 million charge for the cumulative effect of a change in accounting principle resulting from the change in our revenue recognition policy from adopting SAB 101, which defers recognizing revenue on commissions received from placing indirect retail installment contracts with indirect lenders and fees generated from the sale of credit life insurance and also defers recognizing revenue from administrator obligor extended warranty and service contracts until the 100% chargeback period has lapsed.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash needs are primarily to support operations, including non-floored inventory for resale. Historically, we have met our cash needs with cash on hand or occasional borrowings from former affiliates of our directors or officers, and other non-affiliated third parties, in the form of bridge financing. We intend to limit our use of this source of funding in the future because the terms and expense of this type of short term lending do not fit within our financing strategy. Our new and used inventories are financed by floor plan credit facilities, which were significantly reduced in fiscal 2001 and further reduced in May 2002 and are currently being renegotiated.

         CASH FLOWS FROM OPERATIONS. During the six months ended April 30, 2002, we had deficit cash flows from operations of approximately $4.5 million, compared to deficit cash flows from operations of $1.1 million in the same period in the prior year. This degradation in cash flows from operations is due primarily to the lack of new inventory to generate sufficient sales to meet our business plan and fund operations coupled with our emphasis to move older units, which in some instances resulted in negative cash flow after the repayment of floor plan related liabilities and the utilization of $1.5 million in connection with our payment of the Good Sam TM endorsement fee.

         CASH FLOWS FROM INVESTING. Investing activities for the six months ended April 30, 2002 increased net cash of $0.7 million, compared to our net use of cash of $0.8 million for the same period in the prior year. This improvement resulted primarily through the receipt of proceeds from fixed asset sales and the return of a portion of our restricted cash, due to a change in our collateral requirements, which was used for financing activities.

         CASH FLOWS FROM FINANCING. Financing activities for the six months ended April 30, 2002 provided net cash of $4.6 million as compared to $1.1 million for the same period in the prior year. The increase in the six months ended April 30, 2002 was primarily due to the sale of Series A and Series AA-2 Preferred Stock for net proceeds of approximately $3.3 million and the proceeds from a $1.6 million note payable to AGHI (see Note 5 to the condensed consolidated financial statements).

         Net cash provided from all activities was $0.7 million, which increased our cash and cash equivalents to $0.8 million from $0.1 million at October 31, 2001.

         WORKING CAPITAL. Working capital improved to a deficiency of $(1.2) million at April 30, 2002 from a deficiency of $(1.4) million as of October 31, 2001, primarily due to the receipts of net proceeds from the Preferred Stock issuance which were used to pay down certain current liabilities. These working capital improvements were partially offset by the continued net operating losses incurred for the six months ended April 30, 2002.

         CAPITAL EXPENDITURES. Generally, all major capital projects are discretionary in nature and no material commitments currently exist. Any capital expenditures will be funded from additional debt or equity sources.

          PRINCIPAL LONG-TERM COMMITMENTS. As of April 30, 2002, our principal long-term commitments consist of operating leases, notes payable and mandatorily redeemable preferred stock.

         Our obligations and commitments to make future payments under contracts consist principally of our floor plan financing, long-term debt, mandatorily redeemable preferred stock and capital and operating lease commitments. The following table sets forth our contractual commitments as of April 30, 2002:

                                                              LESS THAN
CONTRACTUAL OBLIGATION                     TOTAL              ONE YEAR             1-3 YEARS        4-5 YEARS      AFTER 5 YEARS
----------------------                     -----             ----------            ---------        ---------      -------------
Floorplan Financing                  $22,274,742          $22,274,742            $       --        $       --      $        --

Long Term Debt                        10,194,353            3,023,412               860,071           432,201        5,878,669

Mandatorily Redeemable
  Preferred Stock                      4,464,235                   --                    --                --        4,464,235

Capital Leases                           167,115               79,013                65,843            22,259               --

Operating Leases                       5,722,396            1,346,374             2,452,276         1,163,112          758,589
                                     -----------          -----------            ----------        ----------      -----------
TOTALS                               $42,822,841          $26,725,541            $3,378,190        $1,617,572      $11,101,493
                                     ===========          ===========            ==========        ==========      ===========

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

         Our floor plan agreement with our primary lender expired on October 31, 2001. Subsequently, we continued to negotiate a new agreement, executing a forbearance and amendment to the expired agreement through January 23, 2002 while negotiations continued. The primary floor plan lender continued the forbearance through March 15, 2002 at which time we executed an amendment to the expired agreement essentially under the same terms, lowering the maximum borrowing to $20.0 million and adjusting the financial covenants based on our fiscal 2002 business plan. The maximum borrowing was reduced again to $19.0 in May 2002 as a result of our sale of our Tampa property, which served as collateral for the floor plan with our primary lender. As of April 30, 2002, we were not in compliance with certain financial covenants of the floor plan financing agreement that was executed on March 15, 2002. Waivers were not received for the non-compliance.

         We also negotiated an arrangement with another floor plan provider that requested payment of the unpaid balance under its floor plan agreement in late fiscal 2000 because of our poor performance and because it was no longer providing floor plan financing to RV dealers. We are currently paying off the outstanding balance, which was $1.5 million at April 30, 2002, through the sale of units included in the floor plan. In accordance with the terms of a memorandum of understanding dated May 28, 2002 between us and the floor plan provider we anticipate concluding the repayment of past due amounts in June 2002 and rolling the remaining balance into a term note to be paid over a two-year period.

         Through June 13, 2002, we are currently in discussions with another floor plan lender to consolidate all of our floor plan lending into one source and to increase the amount of floor plan financing available to us. This will allow for both continued support of our existing operations and future expansion to meet our business plan objectives. However, we may not be able to obtain sufficient alternative floor plan financing to meet our business plan requirements.

         On March 18, 2002, AGHI loaned us $1.6 million in the form of a one-year term loan. The loan has an interest rate of 20%, payable monthly, half of which may be paid in stock at the discretion of our board of directors. If certain specified events of default occur, as defined in the loan agreement, the interest rate increases to 25%. As of April 30, 2002, the interest rate on the note was 25% as we had not paid the interest due in April 2002. The note is a non-amortizing loan due March 18, 2003. We also paid a $50,000 origination fee, which is included in the note. The loan also calls for us to pay a fee equal to 10% of the loan balance 91 days and 181 days from origination. This fee can be paid in the form of stock with approval from our Board of Directors. The loan is secured by a lien against our assets. Subject to stockholder approval, we expect to issue a warrant to purchase 1,800,000 shares of our common stock exercisable at $0.50 per share with a term of five years.

         GOING CONCERN. There is continued uncertainty regarding the status of our arrangement with our primary floor plan lender and our ability to obtain sufficient alternative floor plan financing to meet our business needs in the remainder of fiscal year 2002. As of April 20, 2002, we were not in compliance with certain financial covenants of our primary floor plan financing agreement and we had not received a waiver. We also incurred net losses of $18.0 million, $3.2 million and $4.3 million in fiscal 2001, 2000 and for the six month period ended April 30, 2002, respectively, and incurred net cash outflows from operations of approximately $2.5 million, $0.6 million and $4.5 million, respectively. Additionally, as of April 30, 2002, we were not in compliance with certain listing requirement of Nasdaq. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes that operating performance will improve in the remainder of fiscal year 2002, provided that sufficient floor plan funding is available, we may require additional funding to cover operating deficits. Management further believes that additional financing will be made available to support our liquidity requirements including the receipt of a 2.2 million tax refund and that certain costs and expenditures could be reduced further should any needed additional funding not be available. Failure to generate sufficient revenues, raise additional capital or continue to restrain discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

INVENTORY VALUATION

         We record the purchase of used RV and marine products based on the cost to acquire the units. Trade-ins are recorded at their fair market value at the time the trade-in is received on a unit sold. Estimating the fair market value of used RV and marine products is a dynamic process that depends on several factors, including general economic conditions and supply and demand for new and used RV and marine products, and may require downward adjustments to be recognized in future periods. Periodically, used inventory units are reviewed and compared to the N.A.D.A. Recreation Vehicle Appraisal Guide or other wholesale auction values to determine whether market declines have occurred since the unit was placed into inventory. For any unit whose book value is greater than the indicative market value, the carrying cost is adjusted as required to properly value it at the lower of cost or market value. As previously mentioned, overstocked conditions attributable to a number of factors and general economic conditions could also cause inventory write-downs. Failure to properly manage both new and used RV and marine products could result in inventory write-down adjustments that could, in turn, have a material adverse impact on our financial condition and results of operations.

EQUITY-BASED COMPENSATION

         We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 01-01, "Accounting for Convertible Instruments Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

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

         In September 2001, the Financial Accounting Standards Board issued Statement Of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is still analyzing the potential impacts of this pronouncement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

          INTEREST RATES: We invest our surplus cash in financial instruments consisting principally of overnight bank repurchase agreements with fixed rates of interest. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Our overnight repurchase investments have some of the characteristics of floating rate securities, because the rates are subject to change each business day. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. If in the future we invest in longer-term fixed rate investments, we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. We may also face interest rate risk exposure in connection with debt issued in connection with our acquisition strategy.

         We have variable floor plan notes payable that subjects us to market risk exposure. At April 30, 2002, we had a maximum of $27.0 million available under floor plan contracts with $22.3 million outstanding. During the six months ended April 30, 2002, the maximum floor plan amount outstanding at any month end was $28.7 million and the average floor plan outstanding for the six months ended April 30, 2002 was $24.7 million. The weighted average interest during the six months ended April 30, 2002 was 9.0%. A hypothetical increase or decrease in the floor plan interest of 10% would impact operations annually by approximately $0.2 million. This is based on the assumption that our inventory and debt levels remain the same for the year.

                                     PART II

                                OTHER INFORMATION

         There is no information to report under Items 1, 3, 4 or 5 of Part II of this report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

         In January 2002, we sold 200 units of our securities for a total of $2 million. Each unit consisted of 100 shares of Series A Preferred Stock and a warrant to purchase 5,000 shares of common stock. The units were sold to accredited investors in a private placement in reliance on Section 4(2) and Rule 506 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

         In March 2002, we sold 150 units of our securities for a total of $1.5 million. Each unit consisted of 100 shares of Series AA-2 Preferred Stock and a warrant to purchase 5,000 shares of common stock. The units were sold to an accredited investor in a private placement in reliance on Section 4(2) and Rule 506 of the Exchange Act.

ITEM 6. REPORTS ON FORM 8-K

1.  Current Report on Form 8-K dated April 29, 2002
2.  Current Report on Form 8-K dated June 10, 2002.


EXHIBITS

Exhibit I              Sales Contract for Transfer Property

                                   Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date                                   HOLIDAY RV SUPERSTORES, INC.



June __, 2002                          /s/ Marcus A. Lemonis
                                       -----------------------------------------
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer



June __, 2002                          /s/ Anthony D. Borzillo
                                       -----------------------------------------
                                       Vice President and Chief Financial
                                       Officer (Principle Accounting Officer)