Form 10-Q
period 2002-07-31
HOLIDAY RV SUPERSTORES INC
filed 2002-09-23
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 0-16448

HOLIDAY RV SUPERSTORES, INC.

I.R.S. # 59-1834763

State of Incorporation: Delaware

100 Tri-State International Drive
Suite 115
Lincolnshire, IL 60069

(847) 948-1684

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES       [   ] NO

As of September 20, 2002 Holiday RV Superstores, Inc. had outstanding 953,068 shares of Common Stock, par value $.10 per share.

TABLE OF CONTENTS

Item		Page

Part I
Financial Information
1.	Condensed Consolidated Balance Sheets	3-4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Cash Flows	6-7
	Notes to Condensed Consolidated Financial Statements	8-17
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29
3.	Quantitative and Qualitative Disclosures about Market Risk	30
Part II
Other Information
1.	Legal Proceedings	31
2.	Changes in Securities and Use of Proceeds	31
3.	Defaults Upon Senior Securities	31
4.	Submission of Matters to a Vote of Securities Holders	31-32
5.	Other Information	32
6.	Exhibits and Reports on Form 8-K	33
7.	Certifying Statements of CEO & CFO	34-35

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	07/31/02	10/31/2001

Assets
Current assets:
Cash and cash equivalents	$404,159	$93,484
Restricted cash and investments	547,902	1,131,662
Trade accounts receivable	666,297	1,631,871
Other receivables	355,286	989,492
Inventories, net	22,027,060	34,363,637
Prepaid expenses	610,127	161,709
Refundable income taxes	93,042	529,888
Property held for sale	1,237,305	633,468
Other	275,573	124,958

Total current assets	26,216,751	39,660,169

Property and equipment, net	8,879,593	11,339,229
Other assets:
Goodwill, net	—	5,665,656
Other	989,198	229,399

Total assets	$36,085,542	$56,894,453

(Continued)

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	07/31/02	10/31/2001

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Floor plan notes payable	$19,492,335	$31,034,172
Accounts payable	1,954,754	2,131,754
Customer deposits	171,300	142,962
Accrued expenses and other current liabilities	3,639,773	3,875,897
Deferred finance and insurance income	1,412,257	1,501,519
Current portion of capital lease obligation	48,492	126,015
Current portion of LIFO tax liability	—	333,935
Current portion of mortgages payable	252,835	198,412
Current portion of notes payable	2,565,000	1,662,923
Current portion of deferred gain on leaseback transaction	48,612	48,624

Total current liabilities	29,585,358	41,056,213
Long-term deferred finance and insurance income	807,877	855,355
Long-term capital lease obligation, less current portion	82,161	123,177
LIFO tax liability, less current portion	—	333,935
Long-term mortgages payable, less current portion	6,554,598	6,787,776
Long-term notes payable, less current portion	500,000	500,000
Deferred gain on leaseback transaction, less current portion	340,409	376,858
Series A and Series AA common stock warrant	165,000	—

Total liabilities	38,035,403	50,033,314

Commitments and contingencies
Mandatorily Redeemable Convertible Series A preferred stock $.01 par value; shares authorized 2,000,000 inclusive of preferred stock Series AA-2; issued and outstanding 20,000 at July 31, 2002, stated at liquidation value	2,578,182	—
Mandatorily Redeemable Convertible Series AA-2 preferred stock $.01 par value; shares authorized 2,000,000 inclusive of preferred stock Series A; issued and outstanding 15,000 at July 31, 2002, stated at liquidation value	1,944,308	—

Shareholders’ Equity (Deficit):
Common stock, $.10 par, shares authorized 38,000,000; issued 983,138 and 935,200	98,314	93,520
Additional paid-in capital	14,171,491	13,630,108
Accumulated Deficit	(20,200,501)	(6,320,834)
Treasury stock, 30,070 shares at cost	(541,655)	(541,655)

Total shareholders’ equity (deficit)	(6,472,351)	6,861,139

Total liabilities, mandatorily redeemable convertible preferred stock and shareholders’ equity (deficit)	$36,085,542	$56,894,453

See accompanying notes to condensed consolidated financial statements.

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	07/31/02	07/31/01	07/31/02	07/31/01

Sales and service revenue	$22,859,570	$36,171,723	$61,163,853	$110,697,451
Cost of sales and service	20,716,499	29,712,651	52,163,066	92,036,250

Gross profit	2,143,071	6,459,072	9,000,787	18,661,201
Selling, general and administrative expenses	6,716,006	6,539,580	16,202,220	19,942,129
Marketing (income) expense	(220,000)	—	1,640,000	—
Goodwill impairment	4,759,102	—	4,759,102	—
Other	(223,853)	—	(223,853)	—

Loss from operations	(8,888,184)	(80,508)	(13,376,682)	(1,280,928)
Other income (expense):
Interest expense	(789,363)	(968,167)	(2,115,735)	(3,598,090)
Note conversion cost	—	—	(167,784)	(1,377,581)
Other	—	398,379	—	358,562

Total other expense	(789,363)	(569,788)	(2,283,519)	(4,617,109)

Loss before income tax expense (benefit) and cumulative effect of change in accounting principle	(9,677,547)	(650,296)	(15,660,201)	(5,898,037)
Income tax expense (benefit)	(90,250)	2,740	(1,780,534)	(378,096)

Net loss before cumulative effect of change in accounting principle	(9,587,297)	(653,036)	(13,879,667)	(5,519,941)
Cumulative effect as of November 1, 2000 related to the Implementation of SAB 101	—	—	—	(2,189,271)

Net loss	(9,587,297)	(653,036)	(13,879,667)	(7,709,212)
Deemed dividend on redeemable convertible preferred stock	(125,001)	—	(1,214,236)	—

Net loss available to common stockholders	$(9,712,298)	$(653,036)	$(15,093,903)	$(7,709,212)

Basic and diluted loss per common share:
Loss before cumulative effect of change in accounting principle	$(10.19)	$(0.74)	$(16.11)	$(6.64)
Cumulative effect as of November 1, 2000 related to the implementation of SAB 101	—	—	—	(2.63)

Net loss	$(10.19)	$(0.74)	$(16.11)	$(9.27)

Weighted average number of shares basic and diluted	953,068	885,200	937,088	831,383

See accompanying notes to condensed consolidated financial statements.

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED

	07/31/02	07/31/01

Cash Flows from Operating Activities:
Cash received from customers	$63,732,047		$110,165,432
Cash paid to suppliers and employees	(67,769,735)		(109,455,701)
Interest received	7,472		—
Interest paid	(2,123,207)		(4,145,745)
Income taxes received	2,217,380		1,452,069
Endorsement agreement	(1,500,000)		—

Net cash used in operating activities	(5,436,043)		(1,983,945)

Cash Flows from Investing Activities:
Purchase of property and equipment	(35,518)		(402,765)
Proceeds from the sale of property and equipment	993,930		108,799
Transfer of restricted cash	583,760		(1,151,345)
Proceeds from casualty gain	—		256,500

Net cash provided by (used in) investing activities	1,542,172		(1,188,811)

Cash Flows from Financing Activities:
Proceeds from bridge financing	—		1,500,000
Proceeds from notes payable	1,728,000		—
Repayment of capital lease obligations	(118,539)		(147,705)
Repayments of notes and mortgages payable	(1,244,915)		(394,891)
Proceeds from the issuance of Series A redeemable preferred stock	2,000,000		—
Payment of Series A issuance cost	(150,000)		—
Proceeds from the issuance of Series AA-2 redeemable preferred stock	1,500,000		—
Payment of Series AA-2 issuance cost	(10,000)		—
Proceeds from Series B advance	500,000		—

Net cash provided by financing activities	4,204,546		957,404

Net increase (decrease) in Cash and Cash Equivalents	310,675		(2,215,352)
Cash and Cash Equivalents, beginning of year	93,484		2,215,352

		$
Cash and Cash Equivalents, end of year	$404,159		—

(Continued)

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(Unaudited)

	NINE MONTHS ENDED

	07/31/02	07/31/01

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Net loss	$(13,879,667)	$(7,709,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	902,173	828,593
Amortization of deferred gain	(36,461)	—
Stock option compensation and warrant issuance	—	264,489
Income tax benefit	(90,250)	(378,096)
Net loss on disposal of property and equipment	252,796	1,377,581
Impairment of long-lived assets	490,000	—
Reserve on property held for sale	110,000	—
Note conversion expense	167,784	—
Remeasurement of warrant liability	(540,000)	—
Marketing expense for warrants issued	2,180,000	—
Casualty gain	—	(358,562)
Goodwill impairment	4,759,102	—
Good SamTM impairment	533,332	—
Cumulative effect as of November 30, 2001 related to the implementation of SAB 101	—	2,189,271
Changes in assets and liabilities
(Increases) decreases in:
Contracts in transit	—	1,485,239
Accounts receivable	1,599,780	(2,189,812)
Refundable income taxes	527,096	1,452,069
Inventories	12,336,577	23,291,716
Prepaid expenses	(448,418)	(79,624)
Payment of Good Sam™ Endorsement Fee	(1,500,000)	—
Other assets	(562,644)	332,530
Increases (decreases) in:
Floor plan contracts	(11,541,837)	(25,056,548)
Accounts payable	(177,000)	3,538,020
Customer deposits	28,338	(401,638)
Accrued expenses	(479,998)	(569,961)
Preferred stock dividends paid	(66,746)	—

Net cash used in operating activities	$(5,436,043)	$(1,983,945)

Non cash investing and financing activities:
Notes payable and $27,866 of accrued interest converted into 47,982 shares of common stock	$287,629	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

     The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2001. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, inter-company eliminations, and any significant adjustments relating to specific events which occurred during the periods presented which are necessary to summarize fairly the Company’s financial position and results of operations.

     Basis of Presentation: The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern.

     As more fully discussed in Note 5 the Company’s primary floor plan agreement entered into in fiscal year 2001 expired on November 30, 2001. Through March 15, 2002, the Company financed its new and used marine and vehicle inventory at eight of its locations under a forbearance agreement that expired March 15, 2002 at which time the parties agreed to amend the expired agreement essentially under the same terms through October 31, 2002 lowering the maximum borrowing to $20,000,000. On May 15, 2002, the maximum borrowing commitment was further reduced to $19,032,679 as the result of the sale of real property, which served as additional collateral for the floor plan agreement. The reduced borrowing level does not provide the Company sufficient capacity to meet its business plan requirements. Additionally, as of July 31, 2002, the Company was not in compliance with certain covenants contained within the floor plan agreement and has not received waivers for such events of defaults. On September 18, 2002 the lender has provided notification preserving their rights with respect to the events of default. Through September 20, 2002, the lender has not communicated any intention relating to the violation of the covenants. However, there can be no assurance that the lender will not call the loan. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company is in discussions with other lenders to provide a new alternative floor plan agreement to meet all of the Company’s floor plan capacity and to meet its business plan requirements. While the Company has retained the ability to floor plan its inventory, failure to come to terms with its alternative floor plan lenders or obtain sufficient floor plan financing could have a material adverse effect on the Company and raises substantial doubt about the Company’s ability to continue as a going concern and to achieve its intended business objectives.

     See also discussion in Note 7 on the Company’s transfer to the Nasdaq Small Cap Market and period of non-compliance with listing requirements, which also raises substantial doubt regarding the Company’s ability to continue as a going concern.

     Additionally, the Company incurred a net loss of $15,093,903, $18,021,656 and $3,204,775 for the nine month period ended July 31, 2002, fiscal 2001 and 2000, respectively, and incurred net cash outflows from operations of $5,436,043, $2,504,120 and $568,465 for the nine month period ended July 31, 2002, fiscal 2001 and 2000, respectively. As of October 31, 2001 certain inventory initiatives coupled with restrictions placed on the Company’s ability to order new product by its primary floor plan lender resulted in a 42.7% reduction in the year-over-year inventory levels with an additional 35.9% reduction since October 31, 2001. In addition, the short-term performance and the long-term potential for each retail location were reviewed together with each dealership’s management team. As a result, three dealerships that were under-performing or competing in the same markets were closed and/or consolidated into other Company dealerships during the fiscal year ended October 31, 2001 and an additional three more dealerships were closed and consolidated during the nine month period ended July 31, 2002. Three more stores have been identified as underperforming either due to the demographics in the geographic market in which they operate or due to a competitive disadvantage. Management anticipates that two of the stores will be closed and consolidated into other stores within the geographic region prior to September 30, 2002. The Company continues to evaluate the viability of the third dealership and if the Company can relieve itself of certain obligations associated with the third dealership it will decide to exit that market. Management believes that with the restructuring of its dealerships and the focus on managing its inventory to optimum levels and turns, the continuation of rigid expense control, the infusion of additional capital and the continued support of its primary floor plan lender under more favorable terms, improved revenues, profits and cash flows from operations of remaining stores will result in the fourth quarter of fiscal year 2002, provided that sufficient floor plan funding is available. However, there can be no assurance that the Company's business plan will be achieved or the Company will be able to obtain sufficient floor plan availability. While management believes that the remaining same store operating performance will improve in the remainder of the fourth quarter of fiscal year 2002, the Company will be required to obtain additional outside funding to fund operating deficits. Management further believes that additional financing will be made available to support the Company’s liquidity requirements and that certain costs and expenditures could be reduced further should any needed additional funding not be available. Failure to raise additional capital, generate sufficient revenues or continue to restrain discretionary spending could have a material adverse effect on the Company and raises substantial doubt about the Company’s ability to continue as a going concern and to achieve its intended business objectives.

     Effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned by the Company for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. Also effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned on the sale of administrator obligor extended warranty and service contracts to defer these commissions until the 100% charge back period has lapsed and to recognize revenue ratably over the remaining life of the contracts as commissions are earned and not subject to chargeback. This change was made in accordance with the implementation of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended October 31, 2001. The net effect reflects the deferral as of November 1, 2000 of $2,189,271 of revenue net of chargebacks previously recognized. As required by SAB 101, the Company has restated its previously reported financial statements for the three and nine month periods ended July 31, 2001 to include the effects of this accounting change.

     On August 7, 2002 the Company affected a 1-for-10 reverse split of all outstanding shares and treasury shares of the Company’s common stock. All share and per share data contained herein reflects completion of the above-described 1-for-10 share reverse stock split.

NOTE 2: Inventories

Inventories are summarized as follows:

	(unaudited)

	7/31/2002	10/31/2001

New Vehicle	$17,939,827	$27,279,230
New Marine	832,901	516,340
Used Vehicle & Marine	2,337,171	5,208,373
Parts and accessories	917,161	1,359,694

	$22,027,060	34,363,637

During the nine month period ended July 31, 2002, the Company recorded a charge of $2,219,841 to adjust the carrying value of certain of its inventory to the lower of cost or net realizable value. This charge was recorded to reflect a decline in the market value of the related units resulting from various factors, including the state of the economy in general and supply and demand for new and used RV and marine products in addition to the existence of excess parts inventories resulting from the consolidation of several stores parts inventories into fewer selling points. The Company's inability to obtain sufficient floor plan availability could have a detrimental impact on the Company's business plan with respect to the Company's inventory mix and resulting traffic levels. This coupled with the same factors previously discussed, could result in future charges.

Note 3: Goodwill

     The excess of the purchase price over the fair values of the net assets acquired from acquisitions of businesses has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

     During the three months ended July 31, 2002, the Company reevaluated its tax liabilities which were established at the acquisition date of a business and the Company has determined that, due to continued operating losses, those liabilities will not be incurred which resulted in a reduction of goodwill in the amount of $667,870. Amortization expense for the three and nine month periods ended July 31, 2002 and 2001 was $79,638 and $238,762, and $87,615 and $294,497, respectively. Accumulated amortization at July 31, 2002 and October 31, 2001 totaled $892,955 and 654,272, respectively. As discussed below, a goodwill impairment charge of $4,759,102 was recorded as a charge to operations during the three months ended July 31, 2002.

     The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of intangible assets or whether the remaining balance of intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible assets and other economic factors in measuring whether there is an impairment. Measurement of the amount of impairment may be based upon appraisals, market values of similar assets or estimated discounted cash flow resulting from the use and ultimate disposition of the asset.

     In July 2002, the Company decided to close and consolidate one of the Company’s dealerships. As of July 31, 2002, the unamortized goodwill relating to that dealership was $922,383 and deemed to be not realizable. Accordingly, the Company recorded a non-cash charge to write off the unamortized balance. Management has reassessed the realizability of the goodwill associated with a dealership acquired in March 2000. As of July 31, 2002, this dealership had just completed going through three complete selling seasons and has not been able to demonstrate that it can generate sufficient cash flows to recover the unamortized goodwill of $1,631,900 as of July 31, 2002 related to the store. Based on the historical experience of this dealership, management does not believe that this goodwill is recoverable. Accordingly, the Company recorded a non-cash charge to write off the unamortized balance. Additionally, management has reassessed the realizability of the goodwill associated with a dealership acquired in November 2000. As of July 31, 2002, this dealership had just completed going through two complete selling seasons and has not been able to demonstrate that it can generate sufficient cash flows to recover the unamortized goodwill of $591,957 as of July 31, 2002 related to the store. Based on the historical experience of this dealership, management does not believe that this goodwill is recoverable. Accordingly, the Company recorded a non-cash charge to write off the unamortized balance. Finally, the Company has reassessed the recoverability of the unamortized goodwill associated with a facility that was previously destroyed by fire. It was the Company’s expectation to have the facility repaired and placed back in service within several months. Due to delays in construction the reopening was significantly postponed. Due to the significant delay in reopening the dealership and the resulting loss of competitive advantage in the marketplace, management has determined that the unamortized balance of the goodwill of $1,612,862 is no longer realizable. Accordingly, the Company recorded a non-cash charge to write off the unamortized balance.

NOTE 4: Endorsement Agreement

     In March 2002, the Company entered into an agreement with Affinity Group Inc., a company wholly owned by the majority holder of the Company’s Series A Preferred Stock (see Note 7) and all of the Company Series AA Preferred Stock (see Note 8). That agreement grants the Company a non-exclusive right to use its Good Sam™ name and logo, including trade names of all of Affinity’s service marks in connection with the sales and service of the Company’s products for a period of three years. Under the agreement, Affinity and the Company agreed to develop a marketing program for certain products and services offered by Affinity through its Good Sam™ program. The Company paid Affinity a one-time fee of $1,500,000 for the license in March 2002. In addition, the Company may be required to pay additional royalties for the use of licenses and other trademarks under the agreement. The Company is amortizing the cost of the endorsement agreement on a straight-line basis over the three-year term of the agreement. Amortization expense for the three and nine months ended July 31, 2002 is $125,001 and $166,668, respectively. During the three months ended July 31, 2002, the Company re-assessed the realizability of the costs associated with the Good Sam™ endorsement agreement. At the time the agreement was consummated, the Company was operating 10 dealerships and it was anticipated that Company would be able to recover the costs associated with the endorsement agreement through benefits derived at all 10 dealerships. During the three months ended July 31, 2002, the Company closed one dealership and anticipates closing another two dealerships prior to September 30, 2002. In addition, the Company anticipates selling one more dealership in September 2002 if the Company can relieve itself of certain obligations associated with the dealership. As a result the Company recorded an impairment charge of $533,332. Management believes that the remaining unamortized balance will be realized through future sales at remaining dealerships resulting from additional traffic caused by the Good Sam™ affiliation. However, as a result of the circumstances described in Note 1, the Company may not be able to meet its business plan and additional adjustments to the financial statements may result.

NOTE 5: Floor Plan Contracts

     The primary floor plan lender amended the forbearance agreement to extend the floor plan financing agreement to March 15, 2002 at which time the parties agreed to amend the expired forbearance agreement essentially under the same terms through October 31, 2002 lowering the maximum borrowing to $20,000,000 and adjusting the financial covenants based on the Company’s fiscal 2002 business plan. The Company has been charged a loan origination fee of $200,000 with $50,000 paid at closing, $50,000 paid on May 7, 2002 and the remaining balance of $100,000 to be paid at maturity. Of the total fees, $100,000 will be waived if the loan is paid in full before maturity. In connection with the amendment, the financial covenants were adjusted effective March 15, 2002. As of July 31, 2002, the Company was not in compliance with certain covenants contained within the floor plan agreement and has not received waivers for such events of defaults. On September 18, 2002 the lender has provided notification preserving their rights with respect to the events of default. Through September 20, 2002, the lender has not communicated any intention relating to the violation of the covenants. However, there can be no assurance that the lender will not call the loan. In May 2002, the maximum borrowing commitment was further reduced to $19,032,679 in connection with the Company’s sale of certain real property (see note 11).

The Company has a floor plan facility with a $5,000,000 commitment level and $2,609,038 outstanding on the facility as of July 31, 2002. The lender has requested additional security for the facility and has temporarily suspended the facility as of July 31, 2002 until such security is received. Additionally the lender could call the loan.

     The Company has negotiated an arrangement with one of its floor plan providers that requested to be paid down in February 2001 because of the Company’s less than acceptable performance under its floor plan agreement and because the provider subsequently exited the business of providing floor plan financing to RV dealers. The Company is currently paying off the outstanding balance of $467,404 at July 31, 2002 as units are sold and repaying past due amounts on a mutually agreed schedule. On August 26, 2002, the Company entered into a two year term note for $253,598 which is net of an initial payment of $100,000 due September 2002. The note is payable in equal monthly installments beginning in September 2002 and bears interest at a rate of prime plus 5%. The Company anticipates concluding the pay down of the remaining floor plan in September 2002.

     The Company is in discussions with other lenders to provide all of the Company’s floor plan capacity or to increase the amount of floor plan financing available to allow for additional dealerships to be included under the other major floor plan agreements. There can be no assurance that the Company will come to terms with its prospective lenders under either scenario to obtain sufficient alternative floor plan financing to meet its business plan requirements.

NOTE 6: Note Payable

     On March 18, 2002, AGHI Finance Co., LLC, an affiliate of Affinity Group, Inc. (see Note 4) loaned the Company $1,600,000 for a term of one year at an interest rate of 20%, payable quarterly, one half of which may be paid in stock at the discretion of the Company’s board of directors. If certain specified events of default occur, as defined in the loan agreement, the lender may declare the principle and interest payable immediately, the interest rate increases to 25% and the Company is subject to a 6% late fee if the event of default is a lack of timely payment. As collateral for the note a lien has been placed on all assets of the Company. However, through September 20, 2002, the lender has not communicated any intention relating to the prepayment of the note. However, there can be no assurance that the lender will not call the loan. As of July 31, 2002, the interest rate on the note was 25%, as the Company had not paid the interest due in cash relating to the months of June and July 2002. The Company was charged a $50,000 origination fee, which is included in the note and is being amortized over the life of the loan. In accordance with the terms of the note, the Company is committed to pay a fee equal to 10% of the loan amount 91 days and 181 days from the loan origination date. These fees can be paid in the form of the Company’s common stock. Accordingly, the Company accrued $320,000 on March 18, 2002 and is amortizing these fees to interest over the life of the loan. Additionally, the stockholders of the Company approved the issuance of a warrant, relating to this note, to purchase 90,000 shares of its common stock exercisable at $5.00 per share with a term of five years.

NOTE 7: Series A Preferred

     On January 3, 2002, the Company’s Board of Directors authorized the issuance of up to 35,000 shares of Series A Preferred Stock, of which 8,807 have been designated Sub-Series A-1 Convertible Preferred Stock (the “Series A-1 Shares”) and 26,193 have been designated Sub-Series A-2 Stock (the “Series A-2 Shares, collectively the “Series A Shares”). The Series A stockholders are entitled to dividends at a rate of 10% of the purchase price per annum, which accrue on a daily basis and are payable in cash each quarter. If certain specified events of default occur, that dividend rate increases to 15%. The Series A-1 and A-2 Shares have identical rights and preferences. The Series A Shares are also entitled to a redemption payment equal to 125% of the original issuance price plus accrued and unpaid dividends (the “Liquidation Price”) upon the sale or liquidation of the Company or upon an event of default, as defined. Upon the occurrence of a default, as defined in the Certificate of Designation, Rights and Preference, to include the failure to pay dividends, each holder of the Series A shares has the right to request redemption of the Series A shares at their liquidation price. However, through September 20, 2002, the Company has not received any notices requesting the redemption of the Series A preferred. As of July 31, 2002, the dividend rate was 15%, as the Company had not made the Series A Preferred quarterly dividend payments due March 31, 2002 and June 30, 2002, which constitutes an event of default under the Certificate of Designation, Rights and Preference.

     The Company is required to redeem the Series A shares, including any accrued and unpaid dividends, on December 31, 2007 and therefore the Series A shares have been classified in the mezzanine section in the accompanying balance sheet. Redemption may be required sooner at the Liquidation Price in the event of a change in control, as defined in the Certificate of Designation, Rights and Preferences, a delisting of the Company’s common stock, or a failure to honor a conversion request and other events including non-payment of dividends. On February 14, 2002, prior to the Company’s filing of its Form 10-Q for the period ended January 31, 2002, the Company was notified by the Nasdaq National Market that it had failed to comply with certain listing requirements and was therefore subject to delisting. Accordingly, the Company recorded the Series A shares at their Liquidation Price in January 2002. On April 29, 2002, the Nasdaq Listing Qualifications Panel approved the Company’s transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. At that time, the Company was not in compliance with the Nasdaq price per share listing requirement. On August 23, 2002, the Company received notification from Nasdaq that the Company had successfully met the price per share listing requirement. There can be no assurance that the Company will be able to maintain its listing requirements in the future and, as a result of non-payment of dividends due on March 31, 2002 and June 30, 2002, an event of default existed at July 31, 2002. Accordingly, the Company continues to reflect the Series A shares at their Liquidation Price in the condensed consolidated balance sheet as of July 31, 2002.

     In January 2002, the Company sold 20,000 shares of Series A preferred stock for $2,000,000, with warrants to purchase 87,500 shares of common stock at an exercise price of $5.00 per share. The voting and conversion rights of the Series A-2 shares were subject to stockholder approval. The Company received approval at its 2002 Annual Meeting of its Stockholders.

     The Series A-1 and Series A-2 shares are being sold on a pro-rata basis to investors, up to the maximum of 35,000 Series A shares authorized. If the Company does not issue all of the Series A-1 shares, investors will be entitled to exchange each Series A-2 share for Series A-1 shares on a pro-rata basis until all Series A-1 shares have been issued. As of July 31, 2002, the Company had sold 5,033 and 14,967 shares of Series A-1 and Series A-2 shares, respectively, for net proceeds of $1,850,000.

     In January 2002, the Company issued shares of its Series A preferred stock for $1,500,000 to an investor in connection with a strategic business relationship. That relationship is described in Note 4. These shares were also sold as units. Because of the ongoing discussions between the Company and the investor regarding the Affinity Endorsement Agreement, and the proximity of the issuance of the Series A preferred stock and the Affinity Endorsement Agreement, the Company believes that the application of EITF Issue No. 01-1, “Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash” (“EITF No 01-1”) is appropriate. On the date of the transaction, the Company’s stock was trading at $10.00 per share and the conversion feature of the Series A preferred stock was priced at $5.00 per share. Therefore, the fair market value of the Series A preferred stock on the date of the transaction on an “if-converted” basis was $3,000,000. The related warrants, valued utilizing the Black-Scholes option-pricing model as discussed below, had a fair market value of $500,000 on the date of the transaction. Combined the units had a fair value of $3,500,000 at the date of the transaction. In accordance with the consensus in EITF Issue No. 01-1, the Company has recorded a charge of $2,000,000, which is equal to the excess of the fair market value of the units over the amount received in cash. The Company considered this cost to be an inducement for Affinity to enter into future strategic relationships with the Company, as evidenced by the Affinity Endorsement Agreement. That amount has been classified as marketing expense in the accompanying statement of operations for the nine months ended July 31, 2002.

     In addition, the Company sold 5,000 shares of Series A preferred stock, with warrants to purchase 12,500 shares of common stock at an exercise price of $5.00 per share, to another investor for gross proceeds of $500,000. Because the Series A-1 shares that comprise a part of those units convert to common stock at a conversion price that was less than the quoted market price of its common stock on the date of the transaction, the Company has recorded a beneficial conversion as discussed below. On the date of the transaction, the Company’s stock was trading at $10.00 per share and the conversion feature of the Series A preferred stock was priced at $5.00 per share. Therefore, the fair market value of the Series A preferred stock on the date of the transaction on an “if-converted” basis was $1,000,000. The related warrants, valued utilizing the Black-Scholes option-pricing model as discussed below, had a fair market value of $167,000 on the date of the transaction. Accordingly, the portion of the proceeds ascribed to the Series A preferred stock is $333,000 (the total proceeds of $500,000 less the portion ascribed to the warrants of $167,000). The beneficial conversion value adjusted for the fair value allocation would have been in excess of $333,000 and therefore, is limited to that amount. However, because the Series A preferred stock was subject to immediate mandatory redemption, given the potential of default relating to Nasdaq delisting issues previously discussed, the Series A preferred stock was accreted to its liquidation price. The beneficial conversion feature equal to the conversion feature of $333,000 plus additional accretion up to its liquidation price has been recognized as a deemed dividend to the Series A stockholders in the accompanying statement of operations for the nine months ended July 31, 2002.

     The warrants contain certain provisions that may preclude the Company from settling them in shares at the time they are exercised. Accordingly, in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock", the Company has classified those warrants as a liability in the accompanying balance sheet. Furthermore, those warrants will be remeasured each period with changes in their fair value reflected in the Company’s statement of operations. The warrants were valued at the date of issuance utilizing the Black-Scholes option-pricing model using the Nasdaq closing bid price on the date of the transaction as the fair value, $5.00 as the exercise price, and historical volatility rate of 41% and a risk-free six-year interest rate of 5.01%. The Black-Scholes option-pricing model is also used at each remeasurement date. As of July 31 2002, the Company’s condensed consolidated balance sheet includes a Series A common stock warrant liability of $95,000. The effect of remeasuring the warrants on the Company’s statement of operation for the three and nine months ended July 31, 2002, was a reduction of marketing expense of $110,000 and $430,000, respectively for the warrants issued to an investor in connection with a strategic business relationship (see Notes 4 and 8) and an interest expense reduction of $35,000 and $135,000, respectively relating to the remaining warrants.

     The Certificate of Designation, Rights and Preferences also provides for adjustment in the conversion price of the Series A shares in the event of certain future events. However, because the Company recorded the maximum beneficial conversion feature at issuance, no further beneficial conversion will be recognized if and when those events occur.

NOTE 8: Series AA-2 preferred stock

     In March 2002, the Company’s board of directors designated a new series of preferred stock as Series AA-2 preferred stock and authorized the issuance of 15,000 shares of that series to raise a total of $3,500,000. In March 2002, the Company sold 150 units (each of which consisted of 100 shares of Series AA-2 preferred stock and warrants to purchase 500 shares of common stock at an exercise price of $5.00 per share) for a purchase price of $1,500,000, less transaction costs of approximately $10,000, to the majority holder of the Series A preferred stock issued in January 2002. The Series AA-2 preferred stock that is included in the units has the same preferences, rights, qualifications, limitations and restrictions as the Series A-2 shares issued in January 2002. However, through September 20, 2002, the lender has not communicated any intention relating to the prepayment of the note. As of July 31 2002, the dividend rate was 15% as the Company had not made the Series AA-2 preferred quarterly dividend payments due June 30, 2002, which constitutes an event of default under the Certificate of Designation, Rights and Preferences. The shares of Series AA-2 preferred stock are initially convertible at a conversion price of $5.00 per share. The Series AA-2 preferred stock is classified as redeemable preferred stock in the mezzanine section of the Company’s condensed consolidated balance sheet as of July 31, 2002. In connection with the issuance of the Series AA-2 preferred stock, the Company also granted the purchaser a right of first refusal with respect to the potential sale by the Company of certain real property. These units were sold to an investor in combination with establishing a strategic relationship between an affiliate of that investor and the Company. That relationship is described above. Those units had a fair value of approximately $1,680,000 at the date of the transaction. In accordance with the consensus in EITF Issue No. 01-1, “Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash”, the Company recorded a charge equal to the excess of the fair value of the units over the amount received in cash as marketing expense in its statement of operations for the nine months ended July 31, 2002. The accompanying warrants contain certain provisions that may preclude the Company from settling them in shares at the time they are exercised. In accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company’s condensed consolidated balance sheet includes a Series AA-2 common stock warrant liability of $70,000 as of July 31, 2002. Furthermore, those warrants will be remeasured each period with changes in their fair value reflected in the Company’s statement of operations. The effect of remeasuring the warrants on the Company’s statement of operations for the three and nine months ended July 31, 2002, was a reduction of marketing expense of $110,000. Since the Series AA-2 preferred stock was subject to immediate mandatory redemption, given the potential of default relating to Nasdaq delisting issues previously discussed, the Series AA-2 preferred stock was accreted to its liquidation price at July 31, 2002.

NOTE 9: Series B Preferred

     In December 2001 and February 2002 the Company received $250,000, respectively, as the first and second tranche payments on a proposed investment of $1,250,000 in Series B preferred stock of the Company. The terms are expected to be essentially identical to the Series A preferred stock, except that the Series B preferred stock will be junior in status to the Series A preferred stock. Final placement of the Series B preferred stock is also subject to final negotiation and completion of definitive documentation and all authorizations required under applicable law. The proceeds are expected to be used to repay the Company’s 15% $1,000,000 bridge financing obtained in December 2000. At July 31, 2002, the $500,000 payment is classified as a current liability in the current portion of notes payable.

NOTE 10: Bridge Financing

     As of January 31, 2002, the Company agreed to convert into 47,938 shares of common stock, at a per share conversion price of $6.00, $287,629 of the unpaid balance including accrued interest of $27,866 on certain bridge financing and a demand loan from an affiliate of a former director and a former officer/director of the Company. The market price of the Company’s common stock at the conversion date was $9.50. Had the conversion been made at market price, the Company would have issued 30,277 shares. The incremental shares issued (17,662) valued at market price is $167,784 and has been recorded as note conversion expense. The remaining balance of the bridge financing and demand loan of $128,000 has been assigned by the former officer/director of the Company to the Company’s CEO in settlement of non-Company obligations between these two related parties. The CEO agreed to eliminate the interest charge prospectively. On April 17, 2002, the outstanding balance was paid in full to the Company’s CEO.

     In January 2002, the Company agreed to restructure the $500,000 6.75% bridge financing received in August 2001 by converting $250,000 into common stock and with the per share conversion price to be determined at a future date to be determined by the Company’s management. Payment of the remaining $250,000 balance will be due no later than December 31, 2003. In addition, the holder agreed to release the junior security interest in the Tampa, Florida and Las Cruces, New Mexico properties.

NOTE 11: Sale of Tampa Property

     On May 7, 2002, the Company entered into a contract to sell its Tampa, Florida facility for $1,026,000. The transaction closed on May 15, 2002 and the Company realized proceeds of $967,320, net of transaction costs. The proceeds from the transaction were used to reduce the aggregate outstanding loan balance on the Company’s primary floor plan agreement. The gain of $333,852 relating to this sale is included in loss from operations for the three months ended July 31, 2002.

NOTE 12: Income Tax Benefit

     On March 9, 2002, the “Job Creation and Worker Assistances Act” (H.R. 3090) became effective. The new law made numerous changes to the U.S. corporate tax laws, including the temporary extension of the general net operating loss carry back period to five years (from two years under prior law) for net operating losses arising in taxable years ending in 2001 and 2002. As a result of the change in tax law, the Company was able to carry back net operating losses, which were fully reserved with a valuation allowance. Accordingly, the Company recorded an income tax benefit of $1,690,284 to reflect the change in the Company’s tax valuation allowance.

Note 13: Impairment of Long-Lived Assets

     Impairment of long-lived assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company’s estimate of undiscounted cash flows over the assets’ remaining estimated useful life are less than the assets’ carrying value. Measurement of the amount of impairment may be based upon appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. Due to management’s continued focus on the operations of the Company and the related closing and consolidation of one of the Company’s dealerships, during the three months ended July 31, 2002 the Company recognized a non-cash charge of $490,000 relating to an impairment of leasehold improvements and fixed assets of the related operation, which is included in selling, general and administrative expenses in the condensed consolidated statement of operations.

Note 14: Subsequent Events

On September 13, 2002, the Company received an advance of $500,000 from the majority owner of the Company’s preferred stock.

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

General

     Holiday RV Superstores, Inc. is a multi-store chain that retails, finances, and services recreation vehicles, or RVs, and other recreation vehicles. As of July 31, 2002, the Company operated nine retail centers, two in central and north central Florida, one in Spartanburg, South Carolina, two in California’s central valley cities of Roseville and Bakersfield, one in Las Cruces, New Mexico, one in Prosperity, West Virginia, one in Wytheville, Virginia, and one in Lexington, Kentucky. Since July 31, 2002, the Company has closed and consolidated the stores in north central Florida and Wytheville, Virginia and anticipates closing on the sale of the store in Roseville, California in September 2002. The Clermont store (into which the central Florida store will be consolidated), which was destroyed by fire in April 2001, will reopen in September 2002 bringing the total number of retail centers operated by the Company to six. The Company operates on a fiscal year beginning on the first day of November and ending on the last day of October. References herein to “Holiday,” “Recreation USA,” “we,” “us” or “our” refer to Holiday RV Superstores, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.

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

     Our primary focus in fiscal 2000 was on acquiring well-established RV and marine dealerships with strong leadership roles in key geographic markets with strong demographics. We then worked to improve their performance and profitability by implementing our operating strategies. Our rapid growth during this period coupled with a downturn with the general state of the economy, resulted in significant reductions in our working capital and an immediate deterioration in our results of operations caused by insignificant levels of working capital. In fiscal 2001, our primary strategy focused on integrating the acquired dealerships into our corporate structure, reducing our inventory turnover rates to comply with dollar limits imposed by our primary floor plan lender, reducing expenditures and closing unprofitable locations. Our performance in fiscal 2001 reflected a reevaluation of our business from all aspects. We believe that structuring our business to fit within the limitations of our capital resources will position us to perform at higher levels if the demand for recreational products increases at the anticipated rate. We intend to add new dealerships by leasing suitable property in key geographic markets and through co-location opportunities with strategic partners, but only if we have sufficient working capital to sustain expansion. We will also consider acquisition opportunities if we believe they will result in operating and marketing efficiencies and that the acquisition will immediately add profits and positive cash flow to our operations. During the second quarter of fiscal year 2002, we closed the Sanford store located in the central Florida market. In addition, during the third quarter of fiscal year 2002, we closed the Ripley store which was located in western West Virginia. Since July 31, 2002 we have closed and consolidated two stores and anticipate selling a third store during the fourth quarter of 2002. Besides these three stores, we do not anticipate closing any additional stores from our current dealerships. We do intend to continue to closely monitor the performance of all locations and close any that are unprofitable or whose performance does not justify continued operations.

     Our growth also depends on same store growth and maintaining sufficient working capital to operate each store efficiently. We have experienced a downturn in sales since the fourth quarter of fiscal 2000. We believe that the industry and our markets are poised for recovery and increased sales. We expect our same store sales growth to follow these industry trends based on the number of “baby boomers,” our target demographic group, reaching their peak earnings and vacation years during that period. We also believe there is a renewed sense of national pride and an increased desire to experience the geographic diversity of the United States. The U.S. Census Bureau confirms the projected growth of the baby boomers population segment. We believe this group of buyers and other demographic groups will increasingly use recreational products as a travel alternative and to enhance the quality of their lives. However, these trends may not produce the increased sales that we expect.

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

Results of Operations

Results of operations for the three and nine-month periods ended July 31, 2002, compared to the three and nine-month periods ended July 31, 2001.

     Sales and service revenue decreased $13.3 million or 36.8% to $22.9 million for the three-months ended July 31, 2002 from $36.2 million for the three months ended July 31, 2001. Sales and service revenue decreased $49.5 million or 44.8% to $61.2 million for the nine months ended July 31, 2002 from $110.7 million for the nine months ended July 31, 2001. Of the decrease for the three months ended July 31, 2002 compared to the three months ended July 31, 2001, $4.3 million was attributable to a 15.8% decrease in same store sales. Net store closures during fiscal 2001 and fiscal 2002 represented a decrease in revenues of $9.0 million for the three months ended July 31, 2002. In addition, $1.9 million of the decrease is attributable to the closure of our Clermont location. This location, which was damaged by fire in April 2001, is currently under reconstruction and is scheduled to re-open in September 2002. Same store sales decreased $18.2 million, or 24.4%, for the nine months ended July 31, 2002 to $56.5 million from $74.7 million for the nine months ended July 31, 2001. This decrease was primarily the result of limited inventory levels and mix resulting from the Company’s constrain floor plan coupled with the factors discussed below. Net store closures during fiscal 2001 and fiscal 2002 represented a decrease in revenues of $31.8 million for the nine months ended July 31, 2002. Finally, the temporary out of service Clermont store represented $11.4 million decrease. Used vehicle sales as a percentage of total vehicle sales decreased to 33.5% for the nine months ended July 31, 2002, compared to 38.2% for the nine months ended in July 31, 2001. New RV and marine product sales decreased for the nine months ended July 31, 2002 to $33.7 million, or 66.5% of total RV and marine product sales, from $58.6 million, or 61.8% of total RV and marine product sales for nine months ended July 31, 2001. Even though management believes that its prior inventory levels were principally overstocked, new vehicle sales have been adversely affected by the reduction in available inventory due to our limited floor plan financing.

     The decline in comparable store sales was primarily the result of the following factors:

     Internal management initiatives. Beginning in the second quarter of fiscal 2001, the management team began a concentrated program to reduce aged and overstocked inventory by reducing selling prices, lowering inventory at all locations to increase inventory turnover and restocking inventory based on local market demand at each dealership. We also focused on changing our product mix to include less expensive new models, and more used RVs, which have a higher gross profit. We believe that lower priced used vehicles are more desirable in a weak economy characterized by declining consumer confidence. In addition, in the last 45 days of fiscal year 2001 and the beginning of fiscal year 2002, we focused on store performance by closing four dealerships we believed were not performing at levels sufficient to justify their continued operation or were in markets where we had multiple locations. We expect to offset most of the loss of revenue from the closed locations with increased revenue and profits from stores remaining in the same general market of each closed dealership once our financial position is stabilized through additional capital and increased floor plan availability.

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

     Parts and services revenue decreased $1.4 million, or 35.1%, to approximately $2.5 million for the three months ended July 31, 2002 from $3.9 million for the three months ended July 31, 2001. Parts and services revenue decreased $4.1 million, or 36.2%, to approximately $7.3 million for the nine months ended July 31, 2002 from $11.4 million for the nine months ended July 31, 2001. While same store sales remained relatively flat, parts and services was affected by a decrease of $1.0 million and $3.6 million for the three and nine month periods ended July 31, 2002 due to net store closures made in fiscal 2001 and fiscal 2002 and our temporary out of service Clermont store not being operational while under reconstruction from fire damage sustained in April 2001.

     Net revenue from finance and insurance products and other sources decreased $0.2 million, or 22.9%, to $0.9 million for the three months ended July 31, 2002 from $1.1 million for the three months ended July 31, 2001. Net revenue from finance and insurance products and other sources decreased $0.8 million, or 24.9%, to $2.6 million for the nine months ended July 31, 2002 from $3.4 million for the nine months ended July 31, 2001. The decrease in both periods is directly related to our decrease in new and used RV and marine product sales and charge backs relating to closed stores. Effective November 1, 2000, we changed our revenue recognition policy by adopting SAB 101, which defers recognizing revenue on commissions received from placing indirect retail installment contracts with indirect lenders, fees generated from the sale of credit life insurance and extended warranty contracts. As of July 31, 2002, April 30, 2002, January 31, 2002 and October 31, 2001, the amounts deferred relating to these commissions and fees was $2.2 million, $2.1 million, $2.2 million, and $2.4 million, respectively. Accordingly, for the three and nine month periods ended July 31, 2002, we recognized earned revenue from this change in the amount of $0.5 million and $1.9 million.

     Total gross profit decreased $4.4 million, or 66.8%, to $2.1 million for the three months ended July 31, 2002 from $6.5 million for the three months ended July 31, 2001, primarily due to a 33.1% decrease in same store gross profit with the remainder attributable to lost volume from store closures made in fiscal 2001 and fiscal 2002 and our Clermont location which was under reconstruction from fire damage sustained in April 2001. Also negatively impacting gross profit during the three months ended July 31, 2002, we recorded a charge of $0.9 million to write down certain older new and used vehicles, a significant portion of which originated at closed facilities, to their fair market value. Additionally, a charge of $0.5 million was taken for excess parts inventory. This excess was created when part inventories, from closed stores, were consolidated to existing open stores which resulted in fewer sales points. For the reasons previously discussed, total gross profit decreased $9.7 million, or 51.8%, to $9.0 million for the nine months ended July 31, 2002 from $18.7 million for the nine months ended July 31, 2001; gross margin as a percent of sales decreased to 14.6% from 16.9% due to the charges mentioned above. Otherwise, gross margin was relatively flat for the nine months ended July 31, 2002 compared to the nine months ended July 31, 2001.

     Parts and services gross profit decreased $1.3 million, or 69.5%, to $.6 million for the three months ended July 31, 2002 from $1.9 million in the three months ended July 31, 2001. Parts and services gross profit decreased $3.9 million, or 58.6%, to $2.7 million for the nine months ended July 31, 2002 from $6.6 million in the nine months ended July 31, 2001. Same store gross profit decreased $0.7 million, or 39.7% to $1.0 million for the three months ended July 31, 2002 from $1.7 million in the three months ended July 31, 2001. Same store gross profit decreased $1.2, or 26.0%, to $3.5 million for the nine months ended July 31, 2002 from $4.7 million in the nine months ended July 31, 2001. The gross profit decrease was attributed to the Company determining that, due to the closing and consolidation of stores, our parts inventory became overstocked due to fewer selling points. This created a longer shelf life for the inventory causing some parts to become obsolete. The parts inventory therefore was adjusted to market value creating a charge of $0.5 million for the three months ending July 31, 2002. The remainder of the decrease for the three and nine month periods ended July 31, 2002 is the result of net store closures made in fiscal 2001 and our temporary out of service Clermont location, which was damaged by fire in April 2001.

     Net revenue from finance and insurance and other products contributed 26.4% and 20.8% of total gross profit in the three and nine month periods ended July 31, 2002 compared to 7.8% and 16.0% in three and nine month periods ended July 31, 2001.

     Selling, general and administrative expenses increased $0.2 million, or 2.7%, to $6.7 million for the three months ended July 31, 2002 from $6.5 million for the three months ended July 31, 2001. On a same store basis, selling, general and administrative expenses remained relatively flat. Selling, general and administrative expenses decreased $3.7 million, or 18.8%, to $16.2 million for the nine months ended July 31, 2002 from $19.9 million for the nine months ended July 31, 2001. On a same store basis, selling, general and administrative expenses decreased $1.6 million, or 13.7%, to $9.9 million in the nine months ended July 31, 2002 compared to $11.5 million in the nine months ended July 31, 2001. The selling, general and administrative expense increase was due to one time charges totaling $1.6 million for the three months ended July 31, 2002. These charges include an $0.5 million write down of impaired long-lived assets, $0.6 million for uncollectible warranty receivables, and $0.5 million due to the impairment of the Good Sam™ endorsement fee. These charges occurred due to the closing and the proposed selling of stores which were deemed to be under performing.

     Store closures represent expense of $0.5 million and $1.5 million in the three and nine-month periods ended July 31, 2002 compared to $1.7 million and $5.7 million for the three and nine-month periods ended July 31, 2001. Personnel expenses decreased 38.6% or approximately $4.8 million, for the nine months ended July 31, 2002 and represented 44.3% of expenses for the nine months ended July 31, 2002, compared to 61.9% for the nine months ended July 31, 2001 the result of head count reduction. Total selling, general and administrative expenses as a percent of revenue increased to 29.4% and 26.5% from 18.1% and 18.0% due to decreased revenue and negative fixed cost absorption for the three and nine month periods ended July 31, 2002.

     The marketing expense (income) of $(0.2) million and $1.6 million represents the difference between the fair value of the units of preferred stock and warrants sold to a potential business partner over the cash proceeds received (see Notes 7 and 8 to the condensed consolidated financial statements) net of the impact of periodically remeasuring the fair value of the warrant liability component of the units sold. The charge (income) is required because on the date of the issuances of these shares, we were in discussion with, and have since developed a business relationship with, a company controlled by the majority holder of the Series A preferred stock and Series AA preferred stock. In March 2002, we entered into the Endorsement Agreement with Affinity Group (see Note 4 to the condensed consolidated financial statements). During the three and nine months ended July 31, 2002, we recorded a marketing (income) expense of $(0.2) million and $1.6 million, respectively, relating to units of preferred stock and warrants sold during the periods.

     In July 2002, we decided to close and consolidate one of our dealerships. As of July 31, 2002, the unamortized goodwill relating to that dealership was $922,383 and deemed to be not realizable. Accordingly, we recorded a non-cash charge to write off the unamortized balance. We have reassessed the realizability of the goodwill associated with a dealership acquired in March 2000. As of July 31, 2002, this dealership had just completed going through three complete selling seasons and has not been able to demonstrate that it can generate sufficient cash flows to recover the unamortized goodwill of $1,631,900 as of July 31, 2002 related to the store. Based on the historical experience of this dealership, we do not believe that is more likely than not that this goodwill is recoverable. Accordingly, we recorded a non-cash charge to write off the unamortized balance. Additionally, we have reassessed the realizability of the goodwill associated with a dealership acquired in November 2000. As of July 31, 2002, this dealership had just completed going through two complete selling seasons and has not been able to demonstrate that it can generate sufficient cash flows to recover the unamortized goodwill of $591,957 as of July 31, 2002 related to the store. Based on the historical experience of this dealership, we do not believe that is more likely than not that this goodwill is recoverable. Accordingly, we recorded a non-cash charge to write off the unamortized balance. Finally, we have reassessed the recoverability of the unamortized goodwill associated with a facility that was previously destroyed by fire. It was our expectation to have the facility repaired and placed back in service within several months. Due to delays in construction the reopening was significantly postponed. Due to the significant delay of reopening the dealership and the resulting loss of competitive advantage in the marketplace, management has determined that the unamortized balance of the goodwill of $1,612,862 is no longer realizable. Accordingly, we recorded a non-cash charge to write off the unamortized goodwill balances from the respective stores, as listed above, in the amount of $4,759,102.

     Loss from operations for the three and nine month periods ended July 31, 2002 was $8.9 million and $13.4 million, respectively, compared to operating losses of $0.1 million for the three months ended July 31, 2001 and a loss from operations of $1.3 million for the nine months ended July 31, 2002. This was primarily the result of the activities described above.

     Interest expense decreased to $0.8 million and $2.1 million, respectively, for the three and nine month periods ended July 31, 2002 from $1.0 million and $3.6 million, respectively, for the three and nine-month periods ended July 31, 2001. The decrease was primarily due to reductions in floor plan financing as a result of decreased inventory levels, despite an increase in our floor plan interest rates.

     Note conversion expense of $0.2 million for the nine months ended July 31, 2002, is the result of converting $0.3 million of a certain bridge financing and a demand loan, including accrued interest, from an affiliate of a former director and a former officer/director of ours at a per share conversion price of $6.00. The market price of our common stock at the conversion date was $9.50. We issued 47,938 shares under the terms of the conversion. Only 30,277 shares would have been issued at the market price. The market value of the additional 17,662 shares issued is recorded as a non-cash note conversion expense. Note conversion expense of $1.4 million for the nine months ended July 31, 2001, was the result of a required non-cash expense in connection with the April 2001 conversions of seller notes into shares of the our common stock. Seller notes with a principal balance of approximately $3.2 million were converted into 91,200 shares of common stock valued at approximately $2.7 million ($0.5 million less than the carrying value of the debt). Since the terms of the conversion were the result of a modification of the original conversion terms that would have called for share issuance at a fixed price of $75.00 per share, or 43,092 shares, we were required under SFAS No. 84, “Induced Conversions of Convertible Debt”, to record this non-cash expense charge equal to the fair value of the incremental shares (48,108) issued.

     An income tax benefit of $0.1 million and $1.8 million in the three and nine-month periods ended July 31, 2002 compared to no benefit in the three months ended July 31, 2001 and a benefit of $0.4 million recorded for the nine months ended July 31, 2001. As a result of the change in tax law, we were able to carry back net operating losses, which were fully reserved with a valuation allowance. Accordingly, we recorded an income tax benefit of $1.7 million to reflect the change in our tax valuation allowance.

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

     Cash flows from operations. During the nine months ended July 31, 2002, we had deficit cash flows from operations of approximately $5.4 million, compared to deficit cash flows from operations of $2.0 million in the same period in the prior year. This degradation in cash flows from operations is due primarily to the lack of new inventory to generate sufficient sales to meet our business plan and fund operations coupled with our emphasis to move older units, which in some instances resulted in negative cash flow transaction after the repayment of floor plan related liabilities and the utilization of $1.5 million in connection with our payment of the Good Sam™ endorsement fee.

     Cash flows from investing. Investing activities for the nine months ended July 31, 2002 increased net cash of $1.5 million, compared to our net use of cash $1.2 million for the same period in the prior year. This improvement resulted primarily through the receipt of proceeds from fixed asset sales and the return of a portion of our restricted cash, due to a change in our collateral requirements, which was used for financing activities.

     Cash flows from financing. Financing activities for the nine months ended July 31, 2002 provided net cash of $4.2 million as compared to $1.0 million for the same period in the prior year. The increase in the nine months ended July 31, 2002 was primarily due to the sale of Series A and Series AA-2 Preferred Stock for net proceeds of approximately $3.3 million and the proceeds from a $1.6 million note payable to AGHI (see Note 6 to the condensed consolidated financial statements).

     Net cash provided from all activities was $0.3 million, which increased our cash and cash equivalents to $0.4 million from $0.1 million at October 31, 2001.

     Working capital. Working capital decreased to a deficiency of $(3.4) million at July 31, 2002 from a deficiency of $(1.4) million as of October 31, 2001, primarily due to the receipts of net proceeds from the Preferred Stock issuance and the proceeds from the $1.6 million note payable, which were used to pay down certain current liabilities. These working capital improvements were partially offset by the continued net operating losses incurred for the nine months ended July 31, 2002.

     Capital expenditures. Generally, all major capital projects are discretionary in nature and no material commitments currently exist. Any capital expenditures will be funded from additional debt or equity sources.

     Principal long-term commitments. As of July 31, 2002, our principal long-term commitments consist of operating leases, notes payable and mandatorily redeemable preferred stock.

     Our obligations and commitments to make future payments under contracts consist principally of our floor plan financing, long-term debt payable, mandatorily redeemable preferred stock and capital and operating lease commitments. The following table sets forth our contractual commitments as of July 31, 2002: Capital leases below include a contractual obligation entered into in July 2002 for $373,617 with an effective date of October 2002.

(unaudited)

Contractual
Obligation	Total	Less Year One Year	1-3 Years	4-5 Years	After 5 Years

Floor Plan Financing	$19,492,335	$19,492,335	$—	$—	—
Long Term Debt	9,872,433	2,817,835	1,060,382	643,390	5,350,827
Mandatorily Redeemable Preferred Stock	4,464,235	—	—	—	4,464,235
Capital Leases	504,270	96,632	206,987	185,496	15,155
Operating Leases	3,659,557	875,632	1,383,576	641,718	758,589

Total	$37,992,830	$23,282,433	$2,650,945	$1,470,604	$10,588,806

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

     Our floor plan agreement with our primary lender expired on October 31, 2001. Subsequently, we continued to negotiate a new agreement, executing a forbearance and amendment to the expired agreement through January 23, 2002 while negotiations continued. The primary floor plan lender continued the forbearance through March 15, 2002 at which time we executed an amendment to the expired agreement essentially under the same terms, lowering the maximum borrowing to $20.0 million and adjusting the financial covenants based on our fiscal 2002 business plan. The maximum borrowing was reduced again to $19.0 in May 2002 as a result of our sale of our Tampa property, which served as collateral for the floor plan with our primary lender. As of July 31, 2002, we were not in compliance with certain financial covenants of the floor plan financing agreement that was executed on March 15, 2002. Waivers were not received for the non-compliance and as of September 18, 2002, the lender has provided notification preserving their rights with respect to the events of default; however, our lender has not communicated any intention relating to the events of default. However, there can be no assurance that the lender will not call the loan.

     We have a floor plan facility with a $5,000,000 commitment level and $2,609,038 outstanding on the facility as of July 31, 2002. The lender has requested additional security for the facility and has temporarily suspended the facility as of July 31, 2002 until such security is received. However, there can be no assurance that the lender will not call the Loan.

     We have negotiated an arrangement with one of our floor plan providers that requested to be paid down in February 2001 because of our less than acceptable performance under its floor plan agreement and because the provider subsequently exited the business of providing floor plan financing to RV dealers. We are currently paying off the outstanding balance, $467,404 at July 31, 2002, as units are sold and repaying past due amounts on a mutually agreed schedule. On August 26, 2002, we entered into a two year term note for $253,598 which is net of an initial payment of $100,000 due September 2002. The note is payable in equal monthly installments beginning in September 2002 and bears interest at a rate of prime plus 5%. We anticipate concluding the pay down of the remaining floor plan in September 2002.

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

     On March 18, 2002, AGHI, an affiliate of the owner of the majority of the Series A Preferred shares, loaned us $1.6 million in the form of a one-year term loan. The loan has an interest rate of 20%, payable monthly, half of which may be paid in stock at the discretion of our board of directors. If certain specified events of default occur, as defined in the loan agreement, the lender may declare the principle and interest payable immediately, the interest rate increases to 25%. While we have not received any communication from the lender regarding its intention to require prepayment of the note, we are currently not in the financial position to prepay the note if requested due to ongoing defaults. As of July 31, 2002, the interest rate on the note was 25%, as we had not paid the interest due for the months of June 2002 and July 2002. However, through September 20, 2002, the lender has not communicated any intention relating to the prepayment of the note. We paid a $50,000 origination fee, which is included in the note. The loan also calls for us to pay a fee equal to 10% of the loan balance 91 days and 181 days from origination. This fee can be paid in the form of stock with approval from our board of directors. The loan is secured by a lien against our assets. Additionally, our stockholders approved the issuance of a warrant to purchase 90,000 shares of our common stock at an exercise price of $5.00 per share.

     Dividends have not been paid on the shares of Series A preferred issued in January 2002 and on the shares of Series AA-2 preferred issued in March 2002. Such failure to pay dividends constitutes a default under the respective Certificates of Designation, Rights and Preference and gives each holder of Series A preferred and Series AA-2 preferred the right to request redemption of their shares of preferred stock. While we have not received any notices regarding redemption of the shares of preferred stock, we are currently not in the financial position to redeem the preferred stock if requested due to ongoing defaults.

     Going Concern. There is continued uncertainty regarding the status of our arrangement with our primary floor plan lender and our ability to obtain sufficient alternative floor plan financing to meet our business needs in the remainder of fiscal year 2002. We also incurred net losses of $18.0 million, $3.2 million and $15.1 million in fiscal 2001, 2000 and for the nine month period ended July 31, 2002, respectively, and incurred net cash outflows from operations of approximately $2.5 million, $0.6 million and $5.4 million, respectively. These circumstances, and those fully described in Note 1 in the notes to the Condensed Consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. Management believes that operating performance will improve in the remainder of fiscal year 2002, provided that sufficient floor plan funding is available. However, we will require additional funding to cover operating deficits. While management believes that additional financing will be made available, failure to raise additional capital, generate sufficient revenues, or continue to restrain discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

Revenue Recognition

     We recognize revenue in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that the following four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement must exist; (2) delivery must have occurred or services rendered; (3) the fee must be fixed and determinable; and (4) collectibility must be reasonably assured. Determinations of criteria are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Impairment of Goodwill

     In July 2002, we decided to close and consolidate one of our dealerships. As of July 31, 2002, the unamortized goodwill relating to that dealership was $922,383 and deemed to be not realizable. Accordingly, we recorded a non-cash charge to write off the unamortized balance. We have reassessed the realizability of the goodwill associated with a dealership acquired in March 2000. As of July 31, 2002, this dealership had just completed going through three complete selling seasons and has not been able to demonstrate that it can generate sufficient cash flows to recover the unamortized goodwill of $1,631,900 as of July 31, 2002 related to the store. Based on the historical experience of this dealership, we do not believe that is more likely than not that this goodwill is recoverable. Accordingly, we recorded a non-cash charge to write off the unamortized balance. Additionally, we have reassessed the realizability of the goodwill associated with a dealership acquired in November 2000. As of July 31, 2002, this dealership had just completed going through two complete selling seasons and has not been able to demonstrate that it can generate sufficient cash flows to recover the unamortized goodwill of $591,957 as of July 31, 2002 related to the store. Based on the historical experience of this dealership, we do not believe that this goodwill is recoverable. Accordingly, we recorded a non-cash charge to write off the unamortized balance. Finally, we have reassessed the recoverability of the unamortized goodwill associated with a facility that was previously destroyed by fire. It was our expectation to have the facility repaired and placed back in service within several months. Due to delays in construction the reopening was significantly postponed. Due to the significant delay of reopening the dealership and the resulting loss of competitive advantage in the marketplace, management has determined that the unamortized balance of the goodwill of $1,612,862 is no longer realizable. Accordingly, we recorded a non-cash charge to write off the unamortized goodwill balances from the respective stores, as listed above, in the amount of $4,759,102.

     Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS 142) requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. Currently management is analyzing the potential impact of this pronouncement and has determined that it will not have any impact on the financial statements.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against that new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. Management does not believe that the implementation of these statements will have a material impact on the Company’s financial position or results of operations.

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

     In September 2001, the Financial Accounting Standards Board issued Statement Of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is still analyzing the potential impacts of this pronouncement.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Additionally, this Statement amends SFAS No. 13, “Accounting for Leases”, such that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in a similar manner as a sale-leaseback. This Statement will become effective for us on November 1, 2003.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. This Statement will be effective for exit or disposal activities initiated by us after October 30, 2003.

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

     We have variable floor plan notes payable that subjects us to market risk exposure. At July 31, 2002, we had a maximum of $26.8 million available under all of floor plan contracts with $20.3 million outstanding. During the nine months ended July 31, 2002, the maximum floor plan amount outstanding at any month end was $28.7 million and the average floor plan outstanding for the nine months ended July 31, 2002 was $23.4 million. The weighted average interest during the nine months ended July 31, 2002 was 8.9%. A hypothetical increase or decrease in the floor plan interest of 10% would impact operations annually by approximately $0.2 million. This is based on the assumption that our inventory and debt levels remain the same for the year.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     No disclosure required.

Item 2. Changes in Securities and Use of Proceeds

     No disclosure required.

Item 3. Defaults Upon Senior Securities

On September 6, 2002, we received notice from our senior lender, Bank of America, N.A., that we were in default of certain covenants under the Amended and Restated Loan and Security Agreement, dated March 8, 2001, as amended.

We have not made the Series A preferred stock quarterly dividend payments due March 31, 2002 and June 30, 2002, which constitutes an event of default under the Certificate of Designation, Rights and Preference of Series A preferred stock. The dividend rate of the Series A preferred stock was increased to 15% as a result of this default. However, through September 20, 2002, the Company has not received any notice requesting redemption of the Series A preferred stock.

We have not made the Series AA-2 preferred stock quarterly dividend payments due June 30, 2002, which constitutes an event of default under the Certificate of Designation, Rights and Preferences of the Series AA-2 preferred stock. The dividend rate of the Series AA-2 preferred stock was increased to 15% as a result of this default. However, through September 20, 2002, the Company has not received any notice requesting redemption of the Series AA-2 preferred stock.

We have not paid interest due in June and July 2002 under our $1,600,000 loan from AGHI Finance Co., LLC, an affiliate of Affinity Group, Inc. Because this non-payment is an event of default under our loan agreement with AGHI, the interest rate on this loan has been increased from 20% per annum to 25% per annum. However, through September 20, 2002, AGHI has not communicated any intention relating to the prepayment of this note.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of our stockholders held on June 21, 2002, nine items were submitted to a vote of the stockholders.

•	An amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 23,000,000 to 38,000,000 was approved by the stockholders, with 290,499 shares voting in favor of the amendment, 5,743 shares voting against and 48,348 shares abstaining.

•	An amendment to our Certificate of Incorporation to provide that each share of Series A preferred stock will vote together with the common stock on an as-converted basis, as if each share of Series A preferred stock was converted into 85.5 shares of common stock, was approved by the stockholders, with 254,204 shares voting in favor of the amendment, 41,878 shares voting against and 48,548 shares abstaining.

•	An amendment to our Certificate of Incorporation to provide that each share of Series AA-2 preferred stock will vote together with the common stock on an as-converted basis, as if each share of Series AA-2 preferred stock was converted into 200 shares of common stock, was approved by the stockholders, with 254,164 shares voting in favor of the amendment, 41,878 shares voting against and 48,548 shares abstaining.

•	Our stockholders approved the right of the holders of the shares of Sub-Series A-2 preferred stock and Series AA-2 preferred stock to convert their shares into common stock at an initial conversion price of $5.00 per share, with 289,994 shares voting in favor of the action, 5,888 shares voting against and 48,708 shares abstaining.

•	Our stockholders approved the right of the note holder in connection with a loan in March 2002 to convert the outstanding principal and interest into shares of common stock at a per share price equal to the lesser of $5.00 or the fair market value of a share of common stock on the day before the note is converted, with 290,904 shares voting in favor of the action, 50,680 shares voting against and 48,818 shares abstaining.

•	Our stockholders approved the right of holders of warrants issued in private placements in January and March 2002 to exercise their warrants to purchase 355,000 shares of common stock, with 255,904 shares voting in favor of the action, 39,988 shares voting against and 48,698 shares abstaining.

•	Our stockholders authorized the Board of Directors to amend the Certificate of Incorporation, if the Board deems it necessary, to effect a reverse stock split of the outstanding shares of common stock on the basis of one of the following ratios, with the specific ratio to be determined just before the reverse stock split is effected:

A.	One share in exchange for every five shares;

B.	One share in exchange for every seven shares; or

C.	One share in exchange for every ten shares.

The proposal was approved by the stockholders with 476,047 shares voting in favor of the amendment, 7,824 shares voting against and 48,508 shares abstaining.

•	Our stockholders approved the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending October 31, 2002, with 481,308 shares voting in favor of the appointment, 2,545 voting against the appointment and 48,528 abstaining.

•	Our stockholders elected Lee B. Sanders and Casey L. Gunnel to hold office until the Annual Meeting of Stockholders in 2005. Each of the directors received 494,801 votes to re-elect and 37,580 shares voted against re-election.

Item 5. Other Information

Earnest B. Davis, Jr. resigned as a member of the Board of Directors effective as of July 30, 2002.

Our Board of Directors and our stockholders approved a one-for-ten reverse split of our outstanding common stock. The reverse split became effective at 12:01 a.m. (Eastern Standard Time) on Wednesday, August 7, 2002. After giving effect to the reverse split, we have 983,138 shares of common stock outstanding. The number of authorized shares of common stock remained at 38,000,000 upon completion of the reverse split.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

99.1	Certifying Statement of the Chief Executive Officer to Section 1350 of Title 18 of the United States Code

99.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

     (b)  Reports on Form 8-K.

Current Report on Form 8-K dated June 6, 2002
Current Report on Form 8-K dated August 7, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	HOLIDAY RV SUPERSTORES, INC.

September 23, 2002	/s/ Marcus A. Lemonis

Chairman of the Board of Directors,
President and Chief Executive Officer

September 23, 2002	/s/ Anthony D. Borzillo

Vice President and Chief Financial
Officer (Principle Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Marcus A. Lemonis certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Holiday RV Superstores, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 23, 2002

Holiday RV Superstores, Inc.

By:	/s/ Marcus A. Lemonis

Marcus A. Lemonis
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Anthony D. Borzillo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Holiday RV Superstores, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 23, 2002

Holiday RV Superstores, Inc.

By:	/s/ Anthony D. Borzillo

Anthony D. Borzillo
Chief Financial Officer