Form 10-Q/A
period 2002-07-31
HOLIDAY RV SUPERSTORES INC
filed 2003-06-03
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
Amendment No. 1

For the quarterly period ended July 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 0-16448

HOLIDAY RV SUPERSTORES, INC.

I.R.S. # 59-1834763

State of Incorporation: Delaware

200 East Broward Boulevard
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

[   ] YES       [X] NO

As of September 20, 2002 Holiday RV Superstores, Inc. had outstanding 953,068 shares of Common Stock, par value $.10 per share.

Explanatory Note

     This Amendment No. 1 on Form 10-Q/A is being filed solely for the purpose of amending and restating the financial statements filed as Item 1 of Part I and amending the related Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Item 2 of Part I in our Form 10-Q for the quarterly period ended July 31, 2002. This Amendment solely reflects the restatement relating to the accounting for (i) warrants issued in connection with a note payable to an affiliate as a charge to marketing expense and (ii) the deemed beneficial value relating to the variable provision of the note payable to an affiliate as a charge to interest expense. See Note 15 to our consolidated financial statements for further discussion of this matter. All information in this Form 10-Q/A is as of July 31, 2002 and does not reflect any subsequent information or events other than the restatement.

TABLE OF CONTENTS

Item		Page

Part I
Financial Information
1.	Condensed Consolidated Balance Sheets	3-4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Cash Flows	6-7
	Notes to Condensed Consolidated Financial Statements	8-17
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29
Part II
Other Information
6.	Exhibits	30
	Certifying Statements of CEO & CFO	31-32

     This Quarterly Report on Form 10-Q/A contains or may contain forward-looking statements, such as statements regarding our strategy and anticipated trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties, including, the fact that our auditors have expressed doubt concerning our ability to continue as a going concern; our ability to obtain an adequate floor plan facility for future purchases of inventory; our ability to service our debt, including debt due on demand and debt currently in default; our ability to successfully restructure our debt on terms acceptable to us and to service such restructured debt; our ability to obtain additional financing to meet our operating requirements; the fact that our majority stockholder, who is also our primary lender, has effective control of our company; our ability to maintain good relationships with our vendors, especially our key manufacturer, and our customers; competition in the RV retail market, including pricing pressures; and general economic factors which affect the RV industry. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us in this Quarterly Report on Form 10-Q/A. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	07/31/02	10/31/2001

	(Restated)
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

(Continued)

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	07/31/02	10/31/2001

	(Restated)
Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Floor plan notes payable	$19,492,335	$31,034,172
Accounts payable	1,954,754	2,131,754
Customer deposits	171,300	142,962
Accrued expenses and other current liabilities	3,639,773	3,875,897
Deferred finance and insurance income	1,412,257	1,501,519
Current portion of capital lease obligation	48,492	126,015
Current portion of LIFO tax liability	—	333,935
Current portion of mortgages payable	252,835	198,412
Current portion of notes payable	2,565,000	1,662,923
Current portion of deferred gain on leaseback transaction	48,612	48,624

Total current liabilities	29,585,358	41,056,213
Long-term deferred finance and insurance income	807,877	855,355
Long-term capital lease obligation, less current portion	82,161	123,177
LIFO tax liability, less current portion	—	333,935
Long-term mortgages payable, less current portion	6,554,598	6,787,776
Long-term notes payable, less current portion	500,000	500,000
Deferred gain on leaseback transaction, less current portion	340,409	376,858
Series A and Series AA common stock warrant	165,000	—
Convertible note payable common stock warrant	298,652	—

Total liabilities	38,334,055	50,033,314

Commitments and contingencies
Mandatorily Redeemable Convertible Series A preferred stock $.01 par value; shares authorized 2,000,000 inclusive of preferred stock Series AA-2; issued and outstanding 20,000 at July 31, 2002, stated at liquidation value	2,578,182	—
Mandatorily Redeemable Convertible Series AA-2 preferred stock $.01 par value; shares authorized 2,000,000 inclusive of preferred stock Series A; issued and outstanding 15,000 at July 31, 2002, stated at liquidation value	1,944,308	—

Shareholders’ Equity (Deficit):
Common stock, $.10 par, shares authorized 38,000,000; issued 983,138 and 935,200	98,314	93,520
Additional paid-in capital	14,598,158	13,630,108
Accumulated Deficit	(20,925,820)	(6,320,834)
Treasury stock, 30,070 shares at cost	(541,655)	(541,655)

Total shareholders’ equity (deficit)	(6,771,003)	6,861,139

Total liabilities, mandatorily redeemable convertible preferred stock and shareholders’ equity (deficit)	$36,085,542	$56,894,453

See accompanying notes to condensed consolidated financial statements.

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	07/31/02	07/31/01	07/31/02	07/31/01
	(Restated)		(Restated)

Sales and service revenue	$22,859,570	$36,171,723	$61,163,853	$110,697,451
Cost of sales and service	20,716,499	29,712,651	52,163,066	92,036,250

Gross profit	2,143,071	6,459,072	9,000,787	18,661,201
Selling, general and administrative expenses	6,716,006	6,539,580	16,202,220	19,942,129
Marketing expense	78,652	—	1,938,652	—
Goodwill impairment	4,759,102	—	4,759,102	—
Other	(223,853)	—	(223,853)	—

Loss from operations	(9,186,836)	(80,508)	(13,675,334)	(1,280,928)
Other income (expense):
Interest expense	(1,216,030)	(968,167)	(2,542,402)	(3,598,090)
Note conversion cost	—	—	(167,784)	(1,377,581)
Other	—	398,379	—	358,562

Total other expense	(1,216,030)	(569,788)	(2,710,186)	(4,617,109)

Loss before income tax expense (benefit) and cumulative effect of change in accounting principle	(10,402,866)	(650,296)	(16,385,520)	(5,898,037)
Income tax expense (benefit)	(90,250)	2,740	(1,780,534)	(378,096)

Net loss before cumulative effect of change in accounting principle	(10,312,616)	(653,036)	(14,604,986)	(5,519,941)
Cumulative effect as of November 1, 2000 related to the Implementation of SAB 101	—	—	—	(2,189,271)

Net loss	(10,312,616)	(653,036)	(14,604,986)	(7,709,212)
Deemed dividend on redeemable convertible preferred stock	(125,001)	—	(1,214,236)	—

Net loss available to common stockholders	$(10,437,617)	$(653,036)	$(15,819,222)	$(7,709,212)

Basic and diluted loss per common share:
Loss before cumulative effect of change in accounting principle	$(10.95)	$(0.74)	$(16.88)	$(6.64)
Cumulative effect as of November 1, 2000 related to the implementation of SAB 101	—	—	—	(2.63)

Net loss	$(10.95)	$(0.74)	$(16.88)	$(9.27)

Weighted average number of shares basic and diluted	953,068	885,200	937,088	831,383

See accompanying notes to condensed consolidated financial statements.

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED

	07/31/02 (Restated)	07/31/01

Cash Flows from Operating Activities:
Cash received from customers	$63,732,047		$110,165,432
Cash paid to suppliers and employees	(67,769,735)		(109,455,701)
Interest received	7,472		—
Interest paid	(2,123,207)		(4,145,745)
Income taxes received	2,217,380		1,452,069
Endorsement agreement	(1,500,000)		—

Net cash used in operating activities	(5,436,043)		(1,983,945)

Cash Flows from Investing Activities:
Purchase of property and equipment	(35,518)		(402,765)
Proceeds from the sale of property and equipment	993,930		108,799
Transfer of restricted cash	583,760		(1,151,345)
Proceeds from casualty gain	—		256,500

Net cash provided by (used in) investing activities	1,542,172		(1,188,811)

Cash Flows from Financing Activities:
Proceeds from bridge financing	—		1,500,000
Proceeds from notes payable	1,728,000		—
Repayment of capital lease obligations	(118,539)		(147,705)
Repayments of notes and mortgages payable	(1,244,915)		(394,891)
Proceeds from the issuance of Series A redeemable preferred stock	2,000,000		—
Payment of Series A issuance cost	(150,000)		—
Proceeds from the issuance of Series AA-2 redeemable preferred stock	1,500,000		—
Payment of Series AA-2 issuance cost	(10,000)		—
Proceeds from Series B advance	500,000		—

Net cash provided by financing activities	4,204,546		957,404

Net increase (decrease) in Cash and Cash Equivalents	310,675		(2,215,352)
Cash and Cash Equivalents, beginning of period	93,484		2,215,352

		$
Cash and Cash Equivalents, end of period	$404,159		—

(Continued)

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(Unaudited)

	NINE MONTHS ENDED

	07/31/02	07/31/01
	(Restated)

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Net loss	$(14,604,986)	$(7,709,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	902,173	828,593
Amortization of deferred gain	(36,461)	—
Stock option compensation and warrant issuance	—	264,489
Income tax benefit	(90,250)	(378,096)
Net loss on disposal of property and equipment	252,796	1,377,581
Impairment of long-lived assets	490,000	—
Reserve on property held for sale	110,000	—
Note conversion expense	167,784	—
Remeasurement of warrant liability	(540,000)	—
Marketing expense for warrants issued	2,478,652	—
Interest expense for beneficial conversion feature of convertible note payable	426,667	—
Casualty gain	—	(358,562)
Goodwill impairment	4,759,102	—
Good Sam™ impairment	533,332	—
Cumulative effect as of November 30, 2001 related to the implementation of SAB 101	—	2,189,271
Changes in assets and liabilities
(Increases) decreases in:
Contracts in transit	—	1,485,239
Accounts receivable	1,599,780	(2,189,812)
Refundable income taxes	527,096	1,452,069
Inventories	12,336,577	23,291,716
Prepaid expenses	(448,418)	(79,624)
Payment of Good Sam™ Endorsement Fee	(1,500,000)	—
Other assets	(562,644)	332,530
Increases (decreases) in:
Floor plan contracts	(11,541,837)	(25,056,548)
Accounts payable	(177,000)	3,538,020
Customer deposits	28,338	(401,638)
Accrued expenses	(479,998)	(569,961)
Preferred stock dividends paid	(66,746)	—

Net cash used in operating activities	$(5,436,043)	$(1,983,945)

Non cash investing and financing activities:
Notes payable and $27,866 of accrued interest converted into 47,982 shares of common stock	$287,629	$—

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

     Additionally, the Company incurred a net loss of $14,604,986, $18,021,656 and $3,204,775 for the nine month period ended July 31, 2002, fiscal 2001 and 2000, respectively, and incurred net cash outflows from operations of $5,436,043, $2,504,120 and $568,465 for the nine month period ended July 31, 2002, fiscal 2001 and 2000, respectively. As of October 31, 2001 certain inventory initiatives coupled with restrictions placed on the Company’s ability to order new product by its primary floor plan lender resulted in a 42.7% reduction in the year-over-year inventory levels with an additional 35.9% reduction since October 31, 2001. In addition, the short-term performance and the long-term potential for each retail location were reviewed together with each dealership’s management team. As a result, three dealerships that were under-performing or competing in the same markets were closed and/or consolidated into other Company dealerships during the fiscal year ended October 31, 2001 and an additional three more dealerships were closed and consolidated during the nine month period ended July 31, 2002. Three more stores have been identified as underperforming either due to the demographics in the geographic market in which they operate or due to a competitive disadvantage. Management anticipates that two of the stores will be closed and consolidated into other stores within the geographic region prior to September 30, 2002. The Company continues to evaluate the viability of the third dealership and if the Company can relieve itself of certain obligations associated with the third dealership it will decide to exit that market. Management believes that with the restructuring of its dealerships and the focus on managing its inventory to optimum levels and turns, the continuation of rigid expense control, the infusion of additional capital and the continued support of its primary floor plan lender under more favorable terms, improved revenues, profits and cash flows from operations of remaining stores will result in the fourth quarter of fiscal year 2002, provided that sufficient floor plan funding is available. However, there can be no assurance that the Company's business plan will be achieved or the Company will be able to obtain sufficient floor plan availability. While management believes that the remaining same store operating performance will improve in the remainder of the fourth quarter of fiscal year 2002, the Company will be required to obtain additional outside funding to fund operating deficits. Management further believes that additional financing will be made available to support the Company’s liquidity requirements and that certain costs and expenditures could be reduced further should any needed additional funding not be available. Failure to raise additional capital, generate sufficient revenues or continue to restrain discretionary spending could have a material adverse effect on the Company and raises substantial doubt about the Company’s ability to continue as a going concern and to achieve its intended business objectives.

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

NOTE 6: Note Payable

     On March 18, 2002, AGHI Finance Co., LLC, an affiliate of Affinity Group, Inc. (see Note 4) loaned the Company $1,600,000 for a term of one year at an interest rate of 20%, payable quarterly, one half of which may be paid in stock at the discretion of the Company’s board of directors. If certain specified events of default occur, as defined in the loan agreement, the lender may declare the principle and interest payable immediately, the interest rate increases to 25% and the Company is subject to a 6% late fee if the event of default is a lack of timely payment. As collateral for the note a lien has been placed on all assets of the Company. However, through September 20, 2002, the lender has not communicated any intention relating to the prepayment of the note. However, there can be no assurance that the lender will not call the loan. As of July 31, 2002, the interest rate on the note was 25%, as the Company had not paid the interest due in cash relating to the months of June and July 2002. The Company was charged a $50,000 origination fee, which is included in the note and is being amortized over the life of the loan. In accordance with the terms of the note, the Company is committed to pay a fee equal to 10% of the loan amount 91 days and 181 days from the loan origination date. These fees can be paid in the form of the Company’s common stock. Accordingly, the Company accrued $320,000 on March 18, 2002 and is amortizing these fees to interest over the life of the loan. Additionally, the stockholders of the Company approved the issuance of a warrant, relating to this note, to purchase 180,000 shares of its common stock exercisable at $5.00 per share with a term of five years.

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

Note 15: Restatement

In May 2003, in connection with the preparation of the Company’s annual financial statements, the Company determined its financial statements for the three and nine month periods ended July 31, 2002 required revision, as the Company had not recorded a charge to marketing expense of $298,652 relating to the value of warrants issued in connection with the origination of a note payable to an affiliate (see Note 6). Additionally, the Company did not record a charge to interest expense of $426,667 relating to the deemed beneficial value relating to the variable provision of the note payable to an affiliate. In June 2002, the shareholders of the Company approved the conversion features of the note payable. Subsequent to shareholder approval, the note payable is convertible into shares of the Company’s common stock at a price equal to the lower of $5.00 per share or the closing price of the shares of common stock of the Company on the trading day prior to the issuance of the shares of common stock subject to conversion. The effect of the restatement is as follows:

	Three months ended		Nine months ended
	July 31, 2002		July 31, 2002

	Restated	As Reported	Restated	As Reported
Statement of Operations:
Marketing (income) expense	$78,652	$(220,000)	$1,938,652	$1,640,000
Loss from operations	(9,186,836)	(8,888,184)	(13,675,334)	(13,376,682)
Interest expense	(1,216,030)	(789,363)	(2,542,402)	(2,115,735)
Total other expense	(1,216,030)	(789,363)	(2,710,186)	(2,283,519)
Loss before income tax expense (benefit) and cumulative effect of change in accounting principle	(10,402,866)	(9,677,547)	(16,385,520)	(15,660,201)
Net loss before cumulative effect of change in accounting principle	(10,312,616)	(9,587,297)	(14,604,986)	(13,879,667)
Net loss	(10,312,616)	(9,587,297)	(14,604,986)	(13,879,667)
Net loss available to common shareholders	$(10,437,617)	$(9,712,278)	$(15,819,222)	$(15,093,903)

Basic and diluted net loss per common share	$(10.95)	$(10.19)	$(16.88)	$(16.11)

Balance Sheet:
Convertible note payable common stock warrant	298,652	—	298,652	—
Total shareholders’ equity (deficit)	(6,771,003)	(6,472,351)	(6,771,003)	(6,472,351)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q/A contains or may contain forward-looking statements, such as statements regarding our strategy and anticipated trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties, including, the fact that our auditors have expressed doubt concerning our ability to continue as a going concern; our ability to obtain an adequate floor plan facility for future purchases of inventory; our ability to service our debt, including debt due on demand and debt currently in default; our ability to successfully restructure our debt on terms acceptable to us and to service such restructured debt; our ability to obtain additional financing to meet our operating requirements; the fact that our majority stockholder, who is also our primary lender, has effective control of our company; our ability to maintain good relationships with our vendors, especially our key manufacturer, and our customers; competition in the RV retail market, including pricing pressures; and general economic factors which affect the RV industry. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us in this Quarterly Report on Form 10-Q/A. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

     See discussion in Note 1, Basis of Presentation, and in the Liquidity and Capital Resources section concerning substantial doubts about our ability to continue as a going concern. Also, as more fully explained in Note 15, we amended and restated our financial statements to reflect the accounting for (i) warrants issued in connection with a note payable to an affiliate as a $298,652 charge to marketing expense and (ii) the deemed beneficial value relating to the variable provision of the note payable to an affiliate as a $426,667 charge to interest expense.

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

     The marketing expense of $0.1 million and $1.6 million represents the difference between the fair value of the units of preferred stock and warrants sold to a potential business partner over the cash proceeds received (see Notes 7 and 8 to the condensed consolidated financial statements) and the value of warrants issued in connection with the origination of a note payable to an affiliate of the potential business partner (see Note 6) net of the impact of periodically remeasuring the fair value of the warrant liability. The charge (income) is required because on the date of the issuances of these shares, we were in discussion with, and have since developed a business relationship with, a company controlled by the majority holder of the Series A preferred stock and Series AA preferred stock. In March 2002, we entered into the Endorsement Agreement with Affinity Group (see Note 4 to the condensed consolidated financial statements). During the three and nine months ended July 31, 2002, we recorded a marketing (income) expense of $(0.2) million and $1.6 million, respectively, relating to units of preferred stock and warrants sold during the periods.

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

     Interest expense increased to $1.2 million for the three months ended July 31, 2002, from $1.0 million for the three months ended July 31, 2001. The increase was primarily the result of the Company recording a charge of $0.4 million relating to the conferred beneficial value of certain conversion features included in the note payable issued to an affiliate (see Notes  6 and 15 to the condensed consolidated financial statements) partially offset by a reduction in the levels of inventory and the related outstanding floor plan balance. Interest expense decreased to $2.5 million for the nine month period ended July 31, 2002 from $3.6 million the nine-month period ended July 31, 2001. The decrease was primarily due to reductions in floor plan financing as a result of decreased inventory levels, despite an increase in our floor plan interest rates.

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

     On March 18, 2002, AGHI, an affiliate of the owner of the majority of the Series A Preferred shares, loaned us $1.6 million in the form of a one-year term loan. The loan has an interest rate of 20%, payable monthly, half of which may be paid in stock at the discretion of our board of directors. If certain specified events of default occur, as defined in the loan agreement, the lender may declare the principle and interest payable immediately, the interest rate increases to 25%. While we have not received any communication from the lender regarding its intention to require prepayment of the note, we are currently not in the financial position to prepay the note if requested due to ongoing defaults. As of July 31, 2002, the interest rate on the note was 25%, as we had not paid the interest due for the months of June 2002 and July 2002. However, through September 20, 2002, the lender has not communicated any intention relating to the prepayment of the note. We paid a $50,000 origination fee, which is included in the note. The loan also calls for us to pay a fee equal to 10% of the loan balance 91 days and 181 days from origination. This fee can be paid in the form of stock with approval from our board of directors. The loan is secured by a lien against our assets. Additionally, our stockholders approved the issuance of a warrant to purchase 180,000 shares of our common stock at an exercise price of $5.00 per share.

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

     Going Concern. There is continued uncertainty regarding the status of our arrangement with our primary floor plan lender and our ability to obtain sufficient alternative floor plan financing to meet our business needs in the remainder of fiscal year 2002. We also incurred net losses of $18.0 million, $3.2 million and $14.6 million in fiscal 2001, 2000 and for the nine month period ended July 31, 2002, respectively, and incurred net cash outflows from operations of approximately $2.5 million, $0.6 million and $5.4 million, respectively. These circumstances, and those fully described in Note 1 in the notes to the Condensed Consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. Management believes that operating performance will improve in the remainder of fiscal year 2002, provided that sufficient floor plan funding is available. However, we will require additional funding to cover operating deficits. While management believes that additional financing will be made available, failure to raise additional capital, generate sufficient revenues, or continue to restrain discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

PART II

OTHER INFORMATION

Item 6. Exhibits

     (a)  Exhibits.

99.1	Certifying Statement of the Acting Chief Executive Officer to Section 1350 of Title 18 of the United States Code

99.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	HOLIDAY RV SUPERSTORES, INC.

June 2, 2003	/s/ Casey L. Gunnell

Acting Chief Executive Officer and President

June 2, 2003	/s/ Anthony D. Borzillo

Vice President and Chief Financial
Officer (Principle Accounting Officer)

CERTIFICATION OF ACTING CHIEF EXECUTIVE OFFICER

I, Casey L. Gunnell certify that:

1.	I have reviewed this Amendment No. 1 on Form 10-Q/A of Holiday RV Superstores, Inc.;

2.	Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment; and

3.	Based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment.

Date: June 2, 2003

Holiday RV Superstores, Inc.

By:	/s/ Casey L. Gunnell

Casey L. Gunnell
Acting Chief Executive Officer and President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Anthony D. Borzillo, certify that:

1.	I have reviewed this Amendment No. 1 on Form 10-Q/A of Holiday RV Superstores, Inc.;

2.	Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment; and

3.	Based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment.

Date: June 2, 2003

Holiday RV Superstores, Inc.

By:	/s/ Anthony D. Borzillo

Anthony D. Borzillo
Chief Financial Officer