Form 10-K
period 2002-12-31
HOLIDAY RV SUPERSTORES INC
filed 2003-06-03
CIK 822076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-16448

HOLIDAY RV SUPERSTORES, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	59-1834763 (I.R.S. Employer Identification No.)

200 East Broward Boulevard SUITE 920 Ft. Lauderdale, Florida (Address of Principal Executive Offices)	33301 (Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(954) 522-9903

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock; Par Value $0.10 Per Share
(TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on April 30, 2002, based on the closing price of the common stock on that date was approximately $4,915,691. For the purpose of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant as of that date. As of April 25, 2003, Holiday RV Superstores, Inc. had outstanding 7,029,480 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

HOLIDAY RV SUPERSTORES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002

HOLIDAY RV SUPERSTORES, INC.

PART I

ITEM 1. BUSINESS

UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO “HOLIDAY”, “WE”, “OUR”, THE “COMPANY” AND “US” IN THIS ANNUAL REPORT ON FORM 10-K INCLUDES HOLIDAY RV SUPERSTORES, INC., AND ITS SUBSIDIARIES. THIS ANNUAL REPORT ON FORM 10-K CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED IN “RISK FACTORS” ELSEWHERE IN THIS ANNUAL REPORT ON
FORM 10-K, THE FACT THAT OUR AUDITORS HAVE EXPRESSED DOUBT CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN; OUR ABILITY TO OBTAIN AN ADEQUATE FLOOR PLAN FACILITY FOR FUTURE PURCHASES OF INVENTORY; OUR ABILITY TO SERVICE OUR DEBT, INCLUDING DEBT DUE ON DEMAND AND DEBT CURRENTLY IN DEFAULT; OUR ABILITY TO SUCCESSFULLY RESTRUCTURE OUR DEBT ON TERMS ACCEPTABLE TO US AND TO SERVICE SUCH RESTRUCTURED DEBT; OUR ABILITY TO OBTAIN ADDITIONAL FINANCING TO MEET OUR OPERATING REQUIREMENTS; THE FACT THAT OUR MAJORITY STOCKHOLDER, WHO IS ALSO OUR PRIMARY LENDER, HAS EFFECTIVE CONTROL OF OUR COMPANY; OUR ABILITY TO MAINTAIN GOOD RELATIONSHIPS WITH OUR VENDORS, ESPECIALLY OUR KEY MANUFACTURER, AND OUR CUSTOMERS; COMPETITION IN THE RV RETAIL MARKET, INCLUDING PRICING PRESSURES; AND GENERAL ECONOMIC FACTORS WHICH AFFECT THE RV INDUSTRY. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS ANNUAL REPORT ON FORM 10-K. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

GENERAL

Holiday RV Superstores, Inc. is a multi-store chain that sells, finances and services recreation vehicles, or RVs, and recreation boats. As of April 25, 2003, we operate three dealerships in the following locations:

Clermont, Florida Lexington, Kentucky Prosperity, West Virginia

We were incorporated in Florida in 1978 and reincorporated in Delaware in February 2000. Our initial public offering was in 1987.

Our principal executive offices are located at 200 East Broward Boulevard, Suite 920, Ft. Lauderdale, Florida 33301 and our telephone number is (954) 522-9903.

RECENT DEVELOPMENTS

Expiration of Floor Plan. Our floor plan credit facility with Bank of America expired on October 31, 2002. On November 11, 2002, Stephen Adams, our now majority stockholder hereafter referred to as “Mr. Adams” or “our majority stockholder”, issued a commitment to Bank of America to acquire our debt owed to Bank of America. On December 13, 2002, Mr. Adams acquired our debt owed to Bank of America and we entered into an agreement with Mr. Adams whereby there would be no further advances under the credit facility. Accordingly, we presently have no borrowing capacity to acquire inventory or fund other working capital needs and our floor plan and other amounts due Mr. Adams are either due on demand or are in default.

Advances by Mr. Adams. In order for us to continue operations, Mr. Adams advanced to us an aggregate of $2.5 million from September 2002 through the beginning of November 2002. On November 11, 2003, Mr. Adams advanced an additional $4.3 million to allow us to reduce our debt to Bank of America. Of the $4.3 million of additional advances by Mr. Adams, $1.0 million was a secured convertible loan pursuant to the March 20, 2002 loan agreement with AGHI, a company owned by Mr. Adams (see “Liquidity and Capital Resources”). The remaining $3.3 million advance was made by AGI Holding Corp., a company owned by Mr. Adams, for a term of two years and at an interest rate of 12.75%, payable monthly. The $3.3 million loan is convertible into shares of our common stock at a price of $1.99 per share and is collateralized by all of our assets. On December 13, 2002, a company owned by Mr. Adams acquired our floor plan from our primary floor plan lender for $7.8 million, making Mr. Adams also our primary lender. Subsequent to the acquisition of our floor plan by a company owned by Mr. Adams, the $3.3 million advance was added to the outstanding floor plan balance under the provisions of the floor plan agreement. On January 14, 2003, Mr. Adams advanced to us an additional $1.3 million. After these advances, we owed Mr. Adams $12.3 million of senior secured debt under the credit agreement, of which $3.3 million is convertible into shares of our common stock, which is due on demand, and an additional $5.1 million of convertible secured debt, which is in default. As of April 25, 2003, we owe Mr. Adam $5.8 million of senior secured debt, of which $3.3 million is convertible into shares of our common stock, and $5.1 million of convertible secured debt.

Conversions of Preferred Stock. On January 14, 2003, all of our outstanding shares of Series A and Series AA-2 Preferred Stock were converted into 5,645,162 shares of our common stock. The conversion of the shares of Preferred Stock (see Notes 13 and 14 to the Consolidated Financial Statements) increased Mr. Adams ownership of common stock to approximately 69% of the outstanding shares of our common stock.

Delisting from Nasdaq SmallCap Market. In spite of our efforts to restructure our balance sheet in order to increase our stockholders’ equity to meet the minimum Nasdaq listing requirements, we were delisted from the Nasdaq SmallCap Market effective February 21, 2003. In addition, because we are not current in all of our periodic reporting requirements under the Securities Exchange Act of 1934, as amended, we are not currently eligible to trade on the OTC Bulletin Board. Our shares of common stock are currently quoted on the “pink sheets”, which subjects broker-dealers to additional sales practice requirements.

New Chairman and Acting CEO; Resignation of Acting CEO. On February 4, 2003, we announced the appointment of Lee B. Sanders as the new Chairman of our Board of Directors, Casey L. Gunnell as Acting Chief Executive Officer and President and the resignation of Marcus A. Lemonis, our former Chairman, Chief Executive Officer and President. Mr. Gunnell has given notice of his resignation as Acting Chief Executive Officer, President and Director effective immediately after the filing of our Annual Report on Form 10-K. In addition, Lee Iacocca resigned from our Board in February 2003.

Mr. Adams’ Notice to Convert – Increase Ownership to Over 90%. On February 28, 2003, we received notice from Mr. Adams requesting conversion of $150,000 principal amount and $150,000 of accrued but unpaid interest owed under a convertible note. The conversion price sought by Mr. Adams is $0.02 per share, which Mr. Adams asserts is the conversion price established in accordance with the terms of the convertible note. We have not yet issued the shares of common stock referenced in the conversion request and we are evaluating our rights, responsibilities and options with respect to Mr. Adams’ demand.

If the shares of common stock are issued on the basis of the conversion request, Mr. Adams’ ownership of our common stock will increase from approximately 69% to more than 90%. Were we to issue the shares of common stock subject to the conversion request, thus increasing Mr. Adams’ ownership interest to over 90%, Mr. Adams would be able to effect a “short form” merger in which the shares of common stock not owned by Mr. Adams could be acquired in exchange for consideration solely determined by Mr. Adams (subject only to dissenters’ appraisal rights under Delaware corporate law).

There can be no assurance as to the outcome of this matter.

Mr. Adams’ Amendment to His Schedule 13D — Removal of Certain Directors by Written Consent. On May 23, 2003, Mr. Adams filed an amendment to his Schedule 13D relating to his ownership in the Company (the “Amendment”). The Amendment states that Mr. Adams has been informed that our Board of Directors had determined to issue shares to Mr. Adams subject to the conversion notice (see above) after the completion of the audit for our fiscal year ended October 31, 2002. Our Board of Directors has not made that determination, and as stated above, is evaluating its rights, responsibilities and options with respect to issuing shares subject to the conversion notice.

The Amendment further states that, on May 16, 2003, Mr. Adams determined that if we had not filed our Form 10-K for the year ended October 31, 2002 and our Form 10-Q for the quarter ended January 31, 2003 by May 23, 2003, Mr. Adams would take action by means of written consent pursuant to the Delaware General Corporation Law and our certificate of incorporation to remove Lee Sanders and Casey Gunnell as directors and replace them with other persons who would, among other things, issue the shares to Mr. Adams subject to the conversion notice. The Amendment continues stating that after the issuance of the shares subject to the conversion notice, Mr. Adams would consider effecting a “short form” merger. As stated above, the issuance of the shares subject to the conversion notice would increase Mr. Adams’ ownership to more than 90%, thus allowing Mr. Adams to effect a short form merger in which shares of common stock not owned by Mr. Adams could be acquired in exchange for consideration solely determined by Mr. Adams (subject only to dissenters’ appraisal rights under Delaware corporate law). The Amendment further states that Mr. Adams understands that we have made arrangements to file our Form 10-K by May 23, 2003 and therefore Mr. Adams has not taken the proposed action to replace certain members of our board.

Restructuring – Sale of Real Estate and Dealerships. We have recently sold several of our dealerships, and related real estate, to reduce our debt because we could not acquire inventory for these dealerships to operate profitably.

- In September 2002, we sold the real estate at our Las Cruces, New Mexico dealership to an affiliate of Mr. Adams and leased it back paying down our loan from Bank of America by approximately $840,000.

- In December 2002, we sold our dealership in Bakersfield, California for approximately $3.4 million and paid down our loan from Bank of America by approximately $3.3 million.

- In March 2003, we sold our dealership in Spartanburg, South Carolina for approximately $3.2 million and paid down our loan from Mr. Adams by approximately $3.0 million.

- In April 2003, we sold our dealership in Las Cruces, New Mexico for approximately $2.8 million and paid down our loan from Mr. Adams by approximately $2.6 million.

Lawsuit Against Former Chief Executive Officer. On April 24, 2003, we filed suit against Marcus Lemonis, our former Chairman, Chief Executive Officer and President who resigned on January 30, 2003, for breach of contract, breach of fiduciary duty and unjust enrichment. We are seeking the return of a $41,006 unauthorized bonus payment and over $70,000 of expenses reimbursed to Mr. Lemonis that were non-business related, excessive and/or unsubstantiated and contrary to the policies contained in our Employee Handbook. There can be no assurance as to the outcome of this litigation.

Legal Proceedings. See Item 3 — “Legal Proceedings” below regarding legal proceedings initiated subsequent to October 31, 2002.

RECREATIONAL VEHICLE INDUSTRY OVERVIEW

The United States recreation vehicle industry is a $16 billion a year industry. The RV industry caters to the travel and leisure needs of an estimated 30 million RV enthusiasts by selling and servicing recreation vehicles. The Recreation Vehicle Industry Association (RVIA) lists the number of new RVs shipped to dealers as follows:

	2002(1)	2001	2000	1999	1998

New RV shipments	307,400	256,800	300,100	321,200	292,700

(1)	Shipment information for 2002 is based on RVIA forecast.

According to industry data, the average RV owner is 49, owns a home, is married, has a household income of $56,000, has no children living at home, and buys an RV for recreational travel.

One in 12 families in the United States owns an RV, with over nine million vehicles on the road and an estimated 30 million RV travelers. Projections by the RVIA indicate that RV ownership will increase 13% from 6.9 million households in 2001 to an estimated 7.8 million households in 2010. This projection is based primarily on the large number of “baby boomers” who will reach their peak earnings and vacation years during this period. The U.S. Census Bureau confirms the expected growth of this segment of the U.S. population.

In an effort to capitalize on the potential baby boomer opportunity, the RV industry embarked on a highly publicized national market expansion program beginning in 1997. This program is aimed at showing the lifestyle appeal of RV-ing to the baby boomers. We believe the “Go RVing” slogan favorably portrays the industry as one that offers solitude, family time and the opportunity to slow down and reconnect with the world.

OPERATIONS

     Principal Products and Services

Our principal products and services for the last three fiscal years are listed below, by major revenue source, as a percentage of total revenue.

PRINCIPAL PRODUCT OR SERVICE	2002	2001	2000

New and used vehicles and marine products	88.6	90.1	90.7
Service, parts and accessories	8.4	7.5	6.1
Other, net	3.0	2.4	3.2
Total revenue	100.0	100.0	100.0

Revenue from finance and insurance is included in the category entitled “other, net.”

                New and Used RV’s and Boats

The RVs we sell are generally categorized as follows:

                     Towables

Towables are designed to be towed by a car, van or pickup truck. They provide temporary housing for recreational, camping or travel use without requiring permanent on-site hook up. There are four types of towable RVs:

•	Folding Camping Trailer

•	Truck Camper

•	Travel Trailer

•	Fifth Wheel Travel Trailer

                     Motorized RV’s

Also known as motor homes, motorized RVs are built on or as part of a self-propelled motor vehicle chassis. They include the following types:

•	Type A — constructed entirely on a specially designed chassis that already has the engine and drive components;

•	Type B — van campers are panel-type trucks to which the manufacturer adds sleeping, kitchen and toilet facilities, fresh water storage, 110 volt hook-up and other items; and

•	Type C — built on an automotive manufactured van frame with an attached cab section, or on an automotive manufactured cab and chassis. The manufacturer completes the body section, which contains the living area, and attaches it to the cab section. For the van conversion, the manufacturer modifies a completed van chassis aesthetically or decoratively for transportation and recreational purposes.

          Service, Parts and Accessories

Service is an integral part of our business. Recognizing that poor service continues to top the list of consumer complaints, we are committed to providing reliable, quality service at all of our retail locations. Service historically provides higher margins than new and used vehicle and accessory sales.

Our service facilities are fully equipped to handle virtually any type of RV. We are a factory designated chassis warranty service center for Gillig, Chevrolet Division of General Motors, Freightliner Motors, Workhorse, and Spartan Motors. These companies reimburse us for the warranty services we provide. Our Prosperity, West Virginia dealership is also equipped to repair all brands of boats and motors that we sell.

Our service facilities are equipped to make engine and drive train repairs, as well as repairs to refrigerators, ovens and ranges, air conditioning systems, plumbing and electrical systems of each RV we sell. In addition, we are an authorized service center for most manufacturers of RV components.

We maintain service agreements with most RV and marine companies. These service agreements allow us to purchase parts and obtain technical assistance needed to repair and service the manufacturer’s vehicles, boats and equipment.

The parts department of each of our dealerships supports our sales and service functions. In addition, each retail center stocks accessory items often purchased by RV owners. Each dealership also maintains a computerized point-of-purchase inventory control and customer tracking system. Our Prosperity dealership also stocks parts and accessories for the marine products it sells. All of our locations sell propane gas and provide sewage dump stations for RV waste evacuation.

          Finance and Insurance

We help our customers obtain financing by referring them to banks that finance RV purchases. We also offer service contracts that provide additional warranty coverage on RVs or some RV parts after the original warranty expires, and various types of insurance policies, or credit life contracts, that pay a customer’s RV loans if the customer dies or is physically disabled. Our extended warranty contracts range from one to seven years depending on whether the RV is new or used. These contracts are also subject to mileage limitations. Our credit life contracts range from one to seven years, based on the purchaser’s age.

          Number of Dealerships

The following table provides information about the number of dealerships we operated during each of the last five fiscal years:

	FISCAL YEAR ENDED OCTOBER 31,

	2002		2001		2000	1999	1998

Open at beginning of year	13	(1)	14		7	7	8
Opened during year	—		2		—	—	—
Acquired during year	—		—		7	—	—
Closed during year	7		3		—	—	1
Open at end of year	6	(2)	13	(1)	14	7	7

(1)	Our Clermont, Florida location was rebuilt following a fire in April 2001 and reopened in September 2002.

(2)	We sold our Bakersfield dealership in December 2002, our Spartanburg dealership in March 2003 and our Las Cruces dealership in April 2003, leaving us with 3 dealerships as of April 25, 2003.

     Marketing

In December 1999, we launched a national branding strategy to consolidate and rebrand the various operating names of our subsidiaries under the trade name “Recreation USA.”

     Advertising and Promotions

We advertise year round using newspapers, direct mail, billboards and yellow pages. On-lot promotions and off-lot consumer shows, organized by trade groups and private companies, supplement the advertising program. We participate in numerous consumer RV shows and rallies annually, attended by up to 40,000 consumers each. We promote smaller product shows at RV parks in which we target existing RV owners in our markets. We also promote off-site product shows in connection with well-known mass merchandisers. We use the services of professional advertising and public relations firms to assist in implementing our advertising, promotion and public relations.

     Customer Base

Our customer base demographics may vary from dealership to dealership, but primarily are as represented in the following tables: (1)

RV OWNERSHIP RATES BY AGE GROUPS(2)		RV OWNERSHIP RATES BY INCOME GROUP(2)

AGE OF HOUSEHOLDER	PERCENT OF OWNERSHIP	INCOME OF HOUSEHOLDER	PERCENT OF OWNERSHIP

18-34	3.1%	$0-24,999	4.9%
35-44	9.6%	$25,000-34,999	7.1%
45-54	8.0%	$35,000-49,999	8.5%
55-64	13.7%	$50,000-74,999	9.6%
65-74	7.5%	$75,000+	17.0%
75+	6.8%

(1)	Information from THE RV CONSUMER; A DEMOGRAPHIC PROFILE; A University of Michigan Study, RVIA. The tables summarize findings from the fifth national survey of RV ownership sponsored by RVIA (June 2001).

(2)	Of the population that falls into this group, this percentage owns RVs.

No single customer accounted for more than 10% of our revenues for fiscal 2002 or in prior years. Because we sell vehicles to retail customers, the loss of any one customer would not materially adversely affect us. However, we are dependent upon sales to a significant number of customers and there can be no assurance a sufficient number of customers will make purchases from us.

     Manufacturers

We currently sell several brands of RVs and recreational boats. During 2002, we purchased approximately 18.2% of our RVs from Fleetwood Enterprises, Inc. and 31.5% from Winnebago Industries. We purchased the remainder of our RVs and boats from other manufacturers including National RV Holdings, Inc., SMC Corporation, Forest River, Inc., Gulfstream Coach, Inc., and Tracker Marine, Inc. Subsequent to October 31, 2002, we sold our Bakersfield, California and Las Cruces, New Mexico dealerships, which relied on Winnebago products. Cancellation or modification of our dealer agreement with Fleetwood would have an adverse effect on our sales.

     Floor Plan Financing

Most RV dealerships finance their new and used inventory under floor plan financing agreements. A traditional floor plan agreement requires that the dealerships new and used vehicle inventory be pledged as collateral. Borrowings become due upon the sale of the related inventory or as the related inventory ages beyond the allowable finance period. Adequate floor plan financing allows the dealership to utilize its cash to finance non-inventory working capital requirements.

We do not currently have a floor plan financing agreement in place, except for a small floor plan facility exclusively for our West Virginia dealership. As of October 31, 2002, substantially all of the new and used vehicles and boats held in our inventory were pledged as collateral under floor plan contracts with financial institutions. Under these contracts, the sale of a pledged vehicle to a consumer required us to pay the lender the amount, or release price, attributable to that vehicle under the floor plan contract. Manufacturers have agreements with financial institutions for new vehicles that provide the lenders limited repurchase indemnification against any default by us under the floor plan contract. Our primary floor plan agreement expired in November 2001. We negotiated a forbearance agreement to extend the floor plan financing to March 15, 2002, at which time, our lender agreed to amend the expired forbearance agreement essentially under the same terms through October 31, 2002. On October 31, 2002, that forbearance agreement expired. On November 11, 2002, we executed a new forbearance agreement with our lender, whereby our lender would refrain from exercising its rights under the expired forbearance agreement until December 13, 2002. On December 13, 2002, Mr. Adams, our majority stockholder, through a wholly owned entity, AGHI Finance Co., LLC (“AGHI”), acquired the loan from our primary floor plan lender. Concurrent with the acquisition of the floor plan loan, the floor plan loan agreement was further amended whereby the maturity date was extended to November 15, 2004, the interest rate was changed to 12.75% and future advances were prohibited. On January 14, 2003, we entered into a supplemental amendment to our floor plan agreement with AGHI. Pursuant to the terms of the supplemental amendment, AGHI advanced us $1.3 million to be used by us to repay certain indebtedness and we acknowledged and agreed that the entire loan was due on demand.

     Employee Relations

As of October 31, 2002, 2001 and 2000, we had approximately 171, 319 and 351 full-time employees, respectively. We have no collective bargaining agreements with labor unions and have never experienced work stoppages. We consider our employee relations to be good. We maintain internal training programs at every level and have an internal quality control program and customer satisfaction feedback system for all of our dealerships. Factory training programs are available to our employees and we generally take full advantage of these programs. Most full time employees are provided with paid annual vacations, medical and hospitalization insurance premium reimbursement, sick leave and paid holidays. After one year of employment, employees are eligible to participate in the profit sharing and 401(k) investment plans. See “Legal Proceedings” below regarding the Department of Labor’s inquiry regarding the 401(k) plan. Effective November 1, 2002, we entered into a co-employment agreement with a Professional Employer Organization. Under the terms of the agreement, our employees are afforded benefits consistent with those existing prior to the agreement.

     Seasonality

Although the RV business operates year-round in our markets, the industry in general is seasonal. We have significantly higher sales in the second and third quarters of our fiscal year than the first and fourth quarters. During slack seasons at a particular dealership, we seek to reduce inventory of new and used RVs and introduce other cutbacks in operations, to reduce the impact of the seasonality on our results of operations. However, because a substantial portion of our expenses is fixed, our revenue and operating income (in periods in which we have operating income) tends to be lower in the first and fourth quarters of our fiscal year and higher in the second and third quarters.

     Competition

According to RVIA, there are approximately 3,500 RV dealers and 190 RV manufacturers in North America. Competition in the sales of new and used RVs is intense. Some of these retailers have more than one location, although most of our competitors operate from a single location.

Significant competitive factors in the RV sales and service industry include vehicle availability, price, service, reliability, quality of service, and convenience. Without a floor plan facility it will not be possible for us to acquire the necessary inventory, adversely affecting our ability to compete. We anticipate that we will continue to face strong competition.

The RV business depends heavily on the availability and terms of financing for the retail purchase of its products. Consequently, changes in interest rates and the tightening or loosening of credit by government agencies and financial institutions dramatically affects our business. As discussed in more detail in the Risk Factors section, the Floor Plan Financing paragraph of this section, and in the Management’s Discussion and Analysis of Results of Operations, our major floor plan contract is due on demand and further advances are prohibited. Without sufficient floor plan financing we cannot stock the inventory needed to compete effectively.

     Regulation

Compliance with federal, state and local laws and regulations, including environmental protection laws, has not had, and is not expected to have, a material effect on our financial position, results of operations or competitive position.

     Insurance Coverage

     Historically, we have experienced difficulty in obtaining insurance coverage for our dealership operations due to our claims experience and our overall financial condition. None the less, we have obtained the insurance annually on a competitive bid basis, at what we believe are reasonable premium rates. Although the applicable premium rates have increased, we do not believe that these increases will have a material adverse effect on our business in the foreseeable future.

RISK FACTORS RELATING TO THE RV INDUSTRY

OUR SALES COULD DECLINE IF CONSUMERS BUY FEWER LEISURE ITEMS DUE TO GENERAL ECONOMIC CONDITIONS.

Our sales are affected by general economic conditions, including consumer confidence, employment rates, prevailing interest rates, inflation, fuel costs and other economic conditions affecting consumer attitudes and disposable consumer income generally. Weakness in the economy and volatility or declines in the stock market could have an adverse effect on our business if consumers make fewer discretionary purchases as a result. Increases in consumer interest rates could cause a drop in sales because most of our customers finance their purchases.

OUR BUSINESS IS SEASONAL.

Our business, and the recreational vehicle industry in general, is seasonal. Our strongest sales period begins in January when many recreation vehicle shows are held. Strong sales demand continues through the summer months. Approximately 30% of our average annual net sales over the last three years occurred in the quarter ending April 30. With the exception of our store in Florida, our sales are generally much lower in the quarter ending January 31.

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

OUR OPERATIONS ARE SUBJECT TO EXTENSIVE REGULATION, SUPERVISION AND LICENSING UNDER VARIOUS FEDERAL, STATE, AND LOCAL STATUTES AND ORDINANCES.

The adoption of more stringent statutes and regulations or changes in the interpretation of existing statutes and regulations could curtail some of our operations. It could also deny us the opportunity to operate in certain locations or restrict products or services offered by us. Various federal, state and local regulatory agencies, including the Occupational Safety and Health Administration, the United States Environmental Protection Agency and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities and other operations with respect to matters such as consumer protection, workers’ safety and laws regarding protection of the environment, including air, water and soil. The failure to maintain all requisite licenses and permits and comply with all applicable federal, state and local regulations, requisite licenses and permits could limit our ability to operate our business.

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

Soil contamination has been known to exist at certain properties owned or leased by us. We have also been required and may in the future be required to remedy soil contamination or remove aboveground storage tanks containing hazardous substances or wastes.

Our customers and potential customers are subject to federal, state and local statutes, ordinances and regulations regarding the ownership of recreation vehicles and boats. The adoption of more stringent statutes, ordinances and regulations affecting the consumer ownership of recreation vehicles or boats, could limit our ability to sell our products.

RISK FACTORS RELATING TO US AND OUR FINANCIAL CONDITION

OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS EXPRESS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements for the year ended October 31, 2002, 2001 and 2000 were audited by our independent certified public accountants. Their report states that the financial statements were prepared assuming we will continue as a going concern although we incurred significant net losses in fiscal 2002, 2001 and 2000 and had net cash outflows from operations. These circumstances raise substantial doubts about our ability to continue as a going concern.

WE DO NOT HAVE A FLOOR PLAN FACILITY AND OUR ABILITY TO CONTINUE AS A GOING CONCERN DEPENDS ON OBTAINING SUFFICIENT FLOOR PLAN FINANCING.

We are essentially operating without a floor plan facility. The acquisition of new and used inventory is being funded by our internally generated working capital. Without an adequate floor plan facility, we do not have sufficient resources to fund our operating deficits and to meet our operating requirements. We have been unsuccessful in our attempts to obtain an adequate floor plan facility. All of the debt owed to our primary lender, affiliates of Mr. Adams, is due upon demand or in default and we have been unsuccessful in our requests to our primary lender to restructure the debt and to permit additional advances. Without an adequate floor plan facility, we believe that our alternatives are limited to continuing to sell our inventory, without the ability to replenish our inventory, close or sell our remaining retail stores, reduce our corporate overhead, or seek bankruptcy protection. We believe that corporate overhead can be reduced only on a limited basis while we continue as a reporting company under the Securities Exchange Act of 1934. Failure to obtain additional capital and an adequate floor plan credit facility would have a material adverse effect on us and raises substantial doubt about our ability to continue as a going concern.

CONTROL OF OUR COMPANY IS WITH OUR MAJORITY STOCKHOLDER, WHO IS ALSO OUR PRIMARY LENDER.

Mr. Adams currently owns approximately 69% or our outstanding common stock. With this ownership position, Mr. Adams is able to control the vote on all matters submitted to the vote of stockholders, including the right to elect directors. Under Delaware law, Mr. Adams may not remove five of our current directors under our staggered board. However, should Mr. Adams be able to increase the size of the board or should one of our current directors side with Mr. Adams, then Mr. Adams could appoint officers and direct our management and policies. In addition, Mr. Adams has given notice requesting the conversion of convertible debt held by Mr. Adams into shares of our common stock which, if such shares of common stock were issued, would increase Mr. Adams’ ownership from 69% to more than 90%. Were we to issue the shares of common stock subject to the conversion request, thus increasing Mr. Adams’ ownership interest to over 90%, Mr. Adams would be able to effect a “short form” merger in which the shares of common stock not owned by Mr. Adams could be acquired in exchange for consideration solely determined by Mr. Adams (subject only to dissenters’ appraisal rights under Delaware corporate law). We have not yet issued the shares of common stock referenced in the conversion notice and we are evaluating our rights, responsibilities and options with respect to Mr. Adams’ conversion request.

Mr. Adams, through entities wholly owned by him, is our primary lender. As of April 25, 2003, we owed these entities approximately $10.9 million, all of which is due on demand or in default. While we have not received any notice to repay the loans owed to these entities, we are not in the financial position to repay if requested.

WE HAVE BEEN UNSUCCESSFUL IN OBTAINING ADDITIONAL FINANCING THAT WE NEED.

We have been unsuccessful in our attempts to obtain additional financing, including an adequate floor plan facility. We have also been unsuccessful in our requests to our primary lender to restructure the debt and to permit additional advances. Failure to obtain adequate financing would have a material adverse effect on us and raises substantial doubt about our ability to continue as a going concern.

OUR SUBSTANTIAL INDEBTEDNESS, MOST OF WHICH IS DUE ON DEMAND OR IN DEFAULT, RESTRICTS OUR OPERATIONS AND MAKES US MORE VULNERABLE TO ADVERSE ECONOMIC CONDITIONS.

We have a significant amount of debt, most of which is due on demand or in default. Our ability to generate adequate cash flow and meet our operating objectives will depend upon our ability to acquire inventory, and on market trends. Our large amount of indebtedness, most of which is due on demand or in default, adversely affects our business because:

•	Our ability to operate is dependent on our creditors not seeking repayment and allowing us to use our cash flow from operations to meet other obligations, including acquiring inventory.

•	Our ability to obtain additional financing for working capital or other reasons is dependent on our creditors not seeking repayment and allowing us to obtain additional financing. We have been unsuccessful in obtaining additional financing or working capital.

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ SMALLCAP MARKET.

Effective February 21, 2003, our shares of common stock were delisted from the Nasdaq SmallCap Market. In addition, because we are not current in all of our periodic reporting requirements under the Securities Exchange Act of 1934, as amended, we are not currently eligible to trade on the OTC Bulletin Board. Our shares of common stock are currently quoted on the “pink sheets”, which subjects broker-dealers with additional sales practice requirements. This delisting could have a negative impact on the trading activity and price of our common stock.

WE HAVE RELIED ON TWO KEY MANUFACTURERS FOR ALMOST ALL OF OUR INVENTORY PURCHASES.

Our success has depended, to a significant extent, on continued relationships with two major manufacturers, Winnebago Industries and Fleetwood Enterprises, from whom we purchased approximately 50% or our new products. We have recently sold our dealerships which relied on Winnebago products. Cancellation or modification of the dealer agreement with Fleetwood would have a material adverse effect on our revenues.

THE WARRANTS WE SOLD IN A PRIVATE PLACEMENT, AND OUR CONVERTIBLE DEBT, MAY REQUIRE THE ISSUANCE OF A NUMBER OF SHARES OF COMMON STOCK THAT WILL SUBSTANTIALLY DILUTE OUR CURRENT STOCKHOLDERS.

In January 2002 and March 2002, we sold units consisting or shares of our Convertible Preferred Stock with warrants to purchase shares of our common stock and convertible debt with warrants to purchase shares of our common stock. In January 2003, the holders of the Preferred Stock agreed to convert their Preferred Stock into 5,645,162 shares of our common stock; however, they have not yet exercised their outstanding warrants. There are currently warrants outstanding to purchase 355,000 shares of our common stock at $5.00 per share. In addition, we have $8.4 million of convertible debt outstanding, plus associated fees and accrued but unpaid interest, which is convertible into shares of our common stock at prices ranging from the lower of $5.00 per share or the market price on the date of issuance. The exercise of the warrants or the conversion of the convertible debt would have a dilutive effect to our current stockholders.

A PORTION OF OUR REVENUE IS FROM FINANCING, INSURANCE AND EXTENDED SERVICE CONTRACTS, WHICH DEPEND ON THIRD-PARTY LENDERS AND INSURANCE COMPANIES.

Part of our revenue comes from the fees we receive from banks and other lending companies. We help our customers obtain financing by referring them to certain banks that have offered to provide financing for RV purchases. The bank or other lending company pays us a fee for each loan they provide as a result of our referral. If the lenders we arrange financing through lend to our customers directly rather than through us, we would not receive a referral fee. In addition, the lenders we currently refer customers to may change the criteria or terms they use to make loan decisions, which could reduce the number of customers that we can refer. Our customers may also use the internet or other electronic methods to find financing alternatives. If any of these events occur, we would lose a significant portion of this revenue.

In addition, we generally offer our customers (1) a service contract that provides additional warranty coverage on their RV or some of its parts after the manufacturer’s original warranty expires, and (2) various types of insurance policies that will provide money to pay a customer’s RV loan if the customer dies or is physically disabled. We sell these products as a broker for unrelated companies that specialize in these types of coverage. We receive a fee for each product that we sell. Agency commission fees account for approximately 22% or our total gross profit. If our customers obtain these policies directly from the insurers, our net revenues could decline.

Our credit profile may adversely effect our ability to obtain financial products from these providers and therefore negatively impact our results of operations.

TURNOVER OF MANAGERIAL PERSONNEL AT SEVERAL OF OUR DEALERSHIPS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

We are highly dependent upon each dealership’s management for the on-going operations of that dealership. All of our revenue is from retail sales and service. Turnover of managerial personnel at any dealership usually has an adverse effect on the sales and profitability at that location.

Availability of Reports and Other Information

The Securities and Exchange Commission’s website is http://www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information provided on the Commission’s website is not part of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

The following table sets forth the location, premise size, and building square footage for our properties as of October 31, 2002:

	SQUARE FEET	ACRES

RETAIL OPERATIONS OWNED
Clermont, Florida(1)	27,148	15.2
Inverness, Florida (1)(2)	5,936	1.5
Ocala North, Florida (1)(2)	6,856	17.9
Ocala South, Florida (1)(2)	2,774	7.8
Spartanburg, South Carolina (5)	34,000	20.0

LEASED
Bakersfield, California (6)	17,400	6.9
Las Cruces, New Mexico (6)	14,000	7.0
Lexington, Kentucky	20,000	5.0
Wytheville, Virginia (8)	11,250	3.0
Prosperity, West Virginia	62,450	5.5
Sanford, Florida	11,370	10.0
Las Vegas, Nevada (7)	15,049	5.0

EXECUTIVE OFFICES LEASED
Ft. Lauderdale, Florida	4,500	n/a
Orlando, Florida (3)	3,750	n/a
Chicago, Illinois (4)	1,059	n/a

(1)	A foreclosure action has been brought against this property. See “Legal Proceedings” below.

(2)	Store has been closed and the related property is listed for sale with a realtor.

(3)	Lease expired in December 2002 and was not renewed.

(4)	Lease expired in February 2003 and was not renewed.

(5)	The property is being leased to the purchaser of the Spartanburg dealership who we understand is now an affiliate of Mr. Adams. We are in negotiations to sell the property to an affiliate of Mr. Adams.

(6)	Operations sold subsequent to October 31, 2002 and we received a release from the related lease on the Bakersfield property and we are in the process of seeking a release for the Las Cruces property.

(7)	Property not used in operations. A settlement in the amount of $300,000 has been reached, whereby satisfaction of the agreed upon payment schedule will result in a release from the lease obligation. See “Legal Proceedings” below.

(8)	Store was closed during fiscal 2002.

Our leases generally have terms ranging from five to ten years and are renewable at our option.

The land and buildings at our owned locations were subject to mortgages with aggregate balances of approximately $6.7 million as of October 31, 2002.

We believe that our facilities are adequate for the foreseeable future for the business conducted at the respective locations.

ITEM 3. LEGAL PROCEEDINGS

In November 2002, we, and our then Chief Executive Officer, were sued by Doerge Capital Collaterized Bridge Fund, L.P. in the Circuit Court of Lake county, Illinois. Doerge Capital had advanced $500,000 to us. The suit alleges breach of contract and fraudulent inducement and seeks $500,000 plus costs. We believe we have valid defenses to this suit and we intend to vigorously defend this suit. Nevertheless, unfavorable resolution of this suit would have a material adverse effect on our financial condition and cash flow.

In January 2003, we were sued by Armando and Francisco Alonso in the Circuit Court of Orange County, Florida. The Alonso’s had sold their business to us, taking back $1.5 million of convertible notes. The Alonso’s, who converted the notes into shares of our common stock, allege breach of contract and seek rescission of the contract and unspecified money damages. We believe we have valid defenses to this suit and we intend to vigorously defend this suit. Nevertheless, unfavorable resolution of this suit would have a material adverse effect on our financial condition and cash flow.

In March 2003, we were sued by Ernest and Lori Davis in the Circuit Court of Orange County, Florida. The Davis’ had sold their business to us, taking back a $1.7 million convertible note. The Davis’, who converted the note into shares of our common stock, allege breach of contract and seek rescission of the contract and unspecified money damages. We believe we have valid defenses to this suit and we intend to vigorously defend this suit. Nevertheless, unfavorable resolution of this suit would have a material adverse effect on our financial condition and cash flow.

In February 2003, we settled a suit, filed in August 2002 in District Court of Clark County, Nevada, by Century Partnership, LTD. involving an alleged breach of a lease. The court approved settlement provides that we pay $300,000, payable in monthly installments of $10,000 per month, commencing June 1, 2003 with interest accruing at 10% per annum. Should we default in our payments under the settlement agreement, a judgment of $350,000, plus interest and less any payments made by us, will be entered against us.

In March 2003, we received an inquiry from the United States Department of Labor about contributions we are required to make to the Recreation USA, Inc. 401(k) Plan which we maintain. We have provided the Department of Labor with much of the information that has been requested and we are in the process of compiling information requested by the Department of Labor that has not yet been submitted to such agency. We are also reviewing our internal records to confirm that all contributions that we were required to make to the plan have been made. At this time, we are unable to determine whether this inquiry may lead to a potentially adverse action.

On April 24, 2003, we filed suit against Marcus Lemonis, our former Chairman, Chief Executive Officer and President who resigned on January 30, 2003, for breach of contract, breach of fiduciary duty and unjust enrichment. We are seeking the return of a $41,006 unauthorized bonus payment and over $70,000 of expenses reimbursed to Mr. Lemonis that were non-business related, excessive and/or unsubstantiated and contrary to the policies contained in our Employee Handbook. There can be no assurance as to the outcome of this litigation.

On May 23, 2003, we were sued by Armando and Francisco Alonso in the Circuit Court of Lake County, Florida. In January 2000, we purchased from the Alonso’s the real property related to the business the Alonso’s had previously sold to us. In conjunction with our purchase of the real property, the Alonso’s took back a $5.0 million note secured by a mortgage on the real property. The Alonso’s allege a default under the note (with a current balance of $4.7 million) for failure to pay the May 2003 payment as required and by encumbering the real property with a second mortgage in violation of the loan documents. We have made the May payment under the note within the cure period as provided for in the note. At this time we are unable to determine our defenses to the allegation of encumbering the real property with a second mortgage. An unfavorable resolution of this suit would have a material adverse effect on our financial condition and cash flow.

We are also involved in various lawsuits and other contingencies arising out of our operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims will not have a material adverse effect upon our business, financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during our fiscal fourth quarter.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SHARES OF COMMON STOCK RECENTLY ISSUED

In January 2003, we issued 5,642,142 shares of our common stock upon the conversion of all of our outstanding shares of Series A and Series AA-2 Preferred Stock. In January 2003, we issued 406,250 shares of our common stock in exchange for cancellation of $324,800 of indebtedness. As of April 25, 2003, we have 7,029,480 shares of common stock outstanding.

MARKET INFORMATION; HOLDERS OF RECORD

Our common stock was traded on the Nasdaq SmallCap Market through February 20, 2003 under the symbol RVEE. Effective February 21, 2003, our common stock was delisted from the Nadaq SmallCap Market for failure to meet certain minimum listing requirements, including shareholder’s equity. There is currently no established public trading market for our common stock. Our common stock is currently quoted on the “pink sheets” under the symbol RVEE.PK. As of April 25, 2003, there were 330 holders of record of our common stock.

The table below gives the high and low closing sale prices for our common stock for each of the quarters in the fiscal years ended October 31, 2003, 2002 and 2001. Prices have been adjusted to reflect the 1 for 10 reverse stock split which was effective August 7, 2002.

	2003		2002		2001

QUARTER ENDED	HIGH	LOW	HIGH	LOW	HIGH	LOW

January 31	$3.00	$0.35	$15.00	$8.50	$44.38	$35.63
April 30	0.38	0.02	9.50	3.00	41.88	28.80
July 31	0.18	0.02	6.50	2.30	40.00	31.00
October 31	N/A	N/A	3.70	0.62	37.00	12.50

DIVIDEND POLICY

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Under Section 170 of the Delaware General Corporate Law, we are prohibited from paying dividends due to our lack of surplus or net profits. In addition, our loan agreement with our lender prohibits us from paying dividends.

Equity Compensation Plans

Holiday maintains the 1999 Stock Option Plan.

The following table gives information about equity awards under the 1999 Stock Option Plan as of October 31, 2002:

	Number of Shares		Number of Securities
	to be issued upon the	Weighted Average	remaining available for
	Exercise of Outstanding	Exercise Price of	future issuance under
	Options, Warrants and	Outstanding Options,	Equity Compensation
Plan Category	Rights	Warrants and Rights	Plans

Equity Compensation Plans approved by the shareholders	82,175	$35.74	217,825
Equity Compensation Plans not approved by the shareholders	—	—	—

TOTALS	82,175	$35.74	217,825

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth selected historical financial data. This data was derived from our audited Consolidated Financial Statements. The selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and our Consolidated Financial Statements, including the related notes to the financial statements.

	FISCAL YEAR ENDED OCTOBER 31,

	2002	2001(1)(3)	2000(2)	1999	1998

	(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
SELECTED STATEMENT OF OPERATIONS DATA:
Net revenue	$77,879	$134,089	$152,367	$81,396	$74,294
Net income (loss)	$(19,062)	$(18,022)	$(3,205)	$2,154	$1,693
Net income (loss) per common share	$(21.52)	$(22.11)	$(4.22)	$3.00	$2.32
Proforma amounts assuming SAB 101 is applied retroactively:
Net income (loss)	N/A	N/A	$(4,130)	$2,105	(4)
Net income (loss) per common share	N/A	N/A	$(5.43)	$2.88	(4)

	AS OF OCTOBER 31,

	2002	2001(3)	2000(2)	1999	1998

	(IN THOUSANDS)
SELECTED BALANCE SHEET DATA:
Total assets	$30,025	$56,894	$90,186	$45,735	$37,740
Long term obligations	$1,502	$8,977	$11,691	$156	$221
Cash dividends paid on common stock	$—	$—	$—	$—	$—

(1)	Includes a $2.2 million charge representing effect of a change in accounting principle. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Includes 11.5 months of activity for County Line, which we acquired on November 11, 1999, and eight months of activity for Little Valley, which we acquired on March 1, 2000. See Note 2 to the financial statements.

(3)	Includes 12 months of activity of Hall Enterprises, Inc., which we acquired on October 31, 2000.

(4)	The information necessary to determine the impact of the adoption of SAB 101 on a retroactive basis is not available in 1998.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO “HOLIDAY”, “WE”, “OUR”, THE “COMPANY” AND “US” IN THIS ANNUAL REPORT ON FORM 10-K INCLUDES HOLIDAY RV SUPERSTORES, INC., AND ITS SUBSIDIARIES. THIS ANNUAL REPORT ON FORM 10-K CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED IN “RISK FACTORS” ELSEWHERE IN THIS ANNUAL REPORT ON
FORM 10-K, THE FACT THAT OUR AUDITORS HAVE EXPRESSED DOUBT CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN; OUR ABILITY TO OBTAIN AN ADEQUATE FLOOR PLAN FACILITY FOR FUTURE PURCHASES OF INVENTORY; OUR ABILITY TO SERVICE OUR DEBT, INCLUDING DEBT DUE ON DEMAND AND DEBT CURRENTLY IN DEFAULT; OUR ABILITY TO SUCCESSFULLY RESTRUCTURE OUR DEBT ON TERMS ACCEPTABLE TO US AND TO SERVICE SUCH RESTRUCTURED DEBT; OUR ABILITY TO OBTAIN ADDITIONAL FINANCING TO MEET OUR OPERATING REQUIREMENTS; THE FACT THAT OUR MAJORITY STOCKHOLDER, WHO IS ALSO OUR PRIMARY LENDER, HAS EFFECTIVE CONTROL OF OUR COMPANY; OUR ABILITY TO MAINTAIN GOOD RELATIONSHIPS WITH OUR VENDORS, ESPECIALLY OUR KEY MANUFACTURER, AND OUR CUSTOMERS; COMPETITION IN THE RV RETAIL MARKET, INCLUDING PRICING PRESSURES; AND GENERAL ECONOMIC FACTORS WHICH AFFECT THE RV INDUSTRY. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS ANNUAL REPORT ON FORM 10-K. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

General

Holiday RV Superstores, Inc. is a multi-store chain that retails, finances, and services recreation vehicles, or RVs, and other recreation vehicles. As of October 31, 2002, we operated six retail centers, one in central Florida, one in Spartanburg, South Carolina, one in Bakersfield, California, one in Las Cruces, New Mexico, one in Prosperity, West Virginia, and one in Lexington, Kentucky. During the year ended October 31, 2002, we closed and consolidated four stores located in Florida, one store located in Wytheville, Virginia and one store located in Ripley, West Virginia. In addition, we also sold our Roseville, California operations during the year ended October 31, 2002. In September 2002, we sold the real estate at our Las Cruces, New Mexico dealership to an affiliate of Mr. Adams and leased it back in order to pay down our loan from Bank of America. In December 2002, we sold our dealership in Bakersfield, California to pay down our loan from Bank of America. In March 2003, we sold our dealership in Spartanburg, South Carolina due to our inability to finance inventory, to resolve certain covenant violations within our mortgage and to curtail the losses from that dealership. In April 2003, we sold our dealership in Las Cruces, New Mexico due to our inability to finance inventory. Currently we operate three retail locations. We operate on a fiscal year beginning on the first day of November and ending on the last day of October.

See discussion in Note 2 of the consolidated financial statements, Basis of Presentation, and in the Liquidity and Capital Resources section concerning substantial doubts about our ability to continue as a going concern.

Our primary focus in fiscal 2000 was on acquiring RV and marine dealerships in key geographic markets with strong demographics. The plan was to take these acquisitions and improve their performance and profitability by implementing our operating strategies. Our rapid growth during this period coupled with a downturn in the general state of the economy, resulted in significant reductions in our working capital and an immediate deterioration in our results of operations caused by insufficient levels of working capital. In fiscal 2001, our primary strategy focused on integrating the acquired dealerships into our corporate structure, reducing our inventory turnover rates to comply with dollar limits imposed by our primary floor plan lender, reducing expenditures and closing unprofitable locations. Our performance in late fiscal 2001 and through fiscal 2002, reflected a reevaluation of our business from all aspects. During fiscal 2002, our focus was on the “right sizing” of our company, while continuing to deleverage our balance sheet.

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

RESULTS OF OPERATIONS

In the following table, we have summarized for the periods presented, certain selected financial statement data (in millions):

	FISCAL YEAR ENDED OCTOBER 31,

	2002	2001	2000

Total revenue	$77.9	$134.1	$152.4
Cost of sales	67.2	115.7	127.4

Gross profit	10.7	18.4	25.0
Selling, general and administrative expense	18.6	26.8	25.0
Marketing expense	1.5	—	—
Goodwill impairment	4.8	1.6	—
Loss on the sale of fixed assets	0.6	0.1	—
GoodSam Endorsement impairment	1.3	—	—

Loss from operations	(16.1)	(10.0)	—
Interest expense, net	4.6	4.6	5.0
Loss on debt conversion	0.2	1.5	—
Gain on insurance recovery	—	(0.4)	—
Income tax benefit	(1.8)	(0.1)	(1.8)

Net loss before cumulative effect of a change in accounting principle	(19.1)	(15.9)	(3.2)
Cumulative effect on prior years as of November 1, 2000 related to the implementation of SAB 101	—	(2.2)	—

Net loss	$(19.1)	$(18.1)	$(3.2)

Number of stores at end of period	6	12	14

RESULTS OF OPERATIONS FOR FISCAL 2002 COMPARED TO FISCAL 2001

Sales and service revenue decreased $56.2 million or 41.9% to $77.9 million for fiscal 2002 from $134.1 for fiscal 2001. Of the decrease for fiscal 2002 compared to fiscal 2001, $6.4 million was attributable to a 9.7% decrease in same store sales. This decrease was primarily the result of limited inventory levels and mix resulting from the Company’s reduced floor plan capacity coupled with the factors discussed below. Net store closures during fiscal 2001 and fiscal 2002 represented a decrease in revenues of $37.8 million for fiscal 2002. In addition, $12.0 million of the decrease is attributable to the closure of our Clermont location for most of 2002. This location, which was damaged by fire in April 2001, was under reconstruction and re-opened in September 2002. Used unit sales as a percentage of total unit sales increased to 27.1% for fiscal 2002, compared to 24.1% for fiscal 2001. New unit sales decreased for fiscal 2002 to $47.2 million, or 60.6% of total unit sales, from $75.9 million, or 56.5% of total unit sales for fiscal 2001. New vehicle sales have been adversely affected by the reduction in available inventory due to our limited floor plan financing in fiscal 2002.

The decline in comparable store sales was primarily the result of the following factors:

Internal management initiatives. Beginning in the second quarter of fiscal 2001, we began a concentrated program to reduce aged and overstocked inventory by reducing selling prices, lowering inventory at all locations to increase inventory turnover and restocking inventory based on local market demand at each dealership. We also focused on changing our product mix to include less expensive new models, and more used RVs to the extent our floor plan financing would permit, which have a higher gross profit. We believe that lower priced used vehicles are more desirable in a weak economy characterized by declining consumer confidence. In addition, in the last 45 days of fiscal year 2001 and the beginning of fiscal year 2002, we focused on store performance by closing four dealerships we believed were not performing at levels sufficient to justify their continued operation or were in markets where we had multiple locations.

Financial constraints. Our ability to maintain what we believe is a desirable mix between new and used products has been hampered by reductions in our available floor plan credit line and the time required to sell aged inventory, which is not eligible for floor plan funding, and overstocked inventory. In addition, we have not had sufficient capital to satisfy all of our working capital requirements. This dramatically limits our ability to meet our business objectives and fully exploit our markets in any economic environment.

Parts and services revenue decreased $3.6 million, or 35.6%, to approximately $6.5 million for fiscal 2002, compared to $10.1 million for fiscal 2001. While same store parts and service sales increased $2.5 million, parts and services revenue decreased $3.6 million, due to net store closures made during fiscal 2001 and fiscal 2002 coupled with our Clermont store not being operational for most of 2002 while under reconstruction from fire damage sustained in April 2001.

Net revenue from finance and insurance products and other sources decreased $0.8 million, or 25.0%, to $2.4 million for fiscal 2002 from $3.2 million for fiscal 2001. The decrease is directly related to our decrease in new and used RV and marine product sales and charge backs relating to closed stores. Effective November 1, 2000, we changed our revenue recognition policy by adopting SAB 101, which defers recognizing revenue on commissions received from placing indirect retail installment contracts with indirect lenders, fees generated from the sale of credit life insurance and extended warranty contracts. As of October 31, 2002 and 2001, the amounts deferred relating to these commissions and fees were $2.0 million and $2.7 million, respectively. Accordingly, for the fiscal year ended October 31, 2002, we recognized earned revenue from this change in the amount of $0.7 million.

Total gross profit decreased $7.7 million, or 41.8%, to $10.7 million for fiscal 2002 from $18.4 million for fiscal 2001. Same store gross profit increased $1.8 million, or 22.8%, to $9.7 million for fiscal 2002 compared to $7.9 million for fiscal 2001. This increase was more than offset by the lost volume attributable to store closures made in fiscal 2001 and fiscal 2002 coupled with the temporary closure of our Clermont location. Also negatively impacting gross profit during fiscal 2002, we recorded charges totaling $2.3 million to write down certain older new and used vehicles, a significant portion of which originated at closed facilities, to their fair market value. Additionally, a charge of $0.8 million was taken for excess parts inventory. This excess was created when part inventories, from closed stores, were consolidated to existing open stores which resulted in fewer sales points. Gross margin as a percent of sales would have increased to 17.7%, were it not for the previously discussed charges of $3.1 million, from 13.7% due to product mix.

Parts and services gross profit decreased $0.4 million, or 9.8%, to $3.7 million for fiscal 2002 from $4.1 million in fiscal 2001. Same store gross profit increased $1.2 million, or 52.2% to $3.5 million for fiscal 2002 from $2.3 million in fiscal 2001. The increase in same store gross profit was offset by a charge of $0.8 million to write down certain parts. The charge was attributed to the Company determining that its parts inventory became overstocked due to fewer selling points that resulted from the closing and consolidation of stores. This created a longer shelf life for the inventory causing some parts to become obsolete. The parts inventory therefore was adjusted to market value creating a charge of $0.8 million. Additionally, 2002 parts and service gross profit was negatively impacted by net store closures made during fiscal 2001 and 2002 and our temporary out of service Clermont location.

Net revenue from finance and insurance and other products contributed 22.1% of total gross profit in fiscal 2002 compared to 17.5% in fiscal 2001.

Selling, general and administrative expenses decreased $8.2 million, or 30.6%, to $18.6 million for fiscal 2002 from $26.8 million for fiscal 2001. On a same store basis, selling, general and administrative expenses were $13.9 million for fiscal 2002, compared to $14.6 million for fiscal 2001. Included in selling, general and administrative expenses for fiscal 2002 are charges for legal of $0.3 million associated with the preparation of certain of our SEC filings and a charge of $0.2 million for carrying costs related to closed stores.

Selling, general and administrative expenses relating to closed stores was $4.7 million for fiscal 2002 compared to $12.2 million for fiscal 2001. Personnel expenses decreased 39.5% or approximately $6.4 million to $9.8 million for fiscal 2002 and represented 50.3% of expenses for fiscal 2002, compared to 60.4% for fiscal 2001 as a result of personnel reductions. Total selling, general and administrative expenses as a percent of revenue increased to 23.9% from 20.2% due to decreased revenue during fiscal 2002 at our stores, which have fixed cost structures intended for higher levels of revenue.

During July 2002, as a result of the passage of time and our inability to secure an adequate floor plan credit facility, we performed a detailed analysis of the realizability of our unamortized goodwill. In July 2002, we decided to close and consolidate one of our dealerships. The unamortized goodwill relating to that dealership was $0.9 million and deemed to be not realizable. Accordingly, we recorded a non-cash charge to write off the unamortized balance. We have reassessed the realizability of the goodwill associated with a dealership acquired in March 2000. As of July 2002, this dealership had completed three selling seasons and had not been able to demonstrate that it could generate sufficient cash flows to recover the unamortized goodwill of $1.6 million related to the store. Based on its historical performance, we did not believe that this goodwill would be recoverable. Accordingly, we recorded a non-cash charge to write off the unamortized balance. Additionally, we have reassessed the realizability of the goodwill associated with a dealership acquired in November 2000. As of July 2002, this dealership had completed two selling seasons and had not been able to demonstrate that it could generate sufficient cash flows to recover the unamortized goodwill of $0.6 related to the store. Based on its historical performance, we did not believe that this goodwill would be recoverable. Accordingly, we recorded a non-cash charge to write off the unamortized balance. Finally, in July 2002, we reassessed the recoverability of the unamortized goodwill associated with a facility that was previously destroyed by fire. It was our expectation to have the facility repaired and placed back in service within several months. Due to delays in construction, the reopening was significantly postponed. Due to the significant delay of reopening the dealership and the resulting loss of competitive advantage in the marketplace, we determined that the unamortized balance of the goodwill of $1.6 million would not be realizable. Accordingly, we recorded a non-cash charge to write off the unamortized goodwill balances from the respective stores, as listed above, in the amount of $4.7 million.

The marketing expense of $1.5 million represents the difference between the fair value of the units of preferred stock and warrants sold to a potential business partner, Affinity Group, a company controlled by Mr. Adams (see Note 9 to the consolidated financial statements), over the cash proceeds received (see Notes 13 and 14 to the consolidated financial statements) net of the impact of periodically remeasuring the fair value of the warrant liability component of the units sold. The charge is required because on the date of the issuances of these shares in January 2002 and March 2002 and the origination of the convertible loan in March 2002, we were in discussion with, and have since developed a business relationship with, a company controlled by Mr. Adams, our majority stockholder and then majority holder of the Series A preferred stock and Series AA preferred stock.

In March 2002, we entered into an endorsement agreement with Affinity Group, Inc., a company controlled by Mr. Adams, our majority stockholder (see Note 9 to the consolidated financial statements). The agreement grants us a non-exclusive right to use Affinity’s Good Sam™ name and logo, including trade names of all of Affinity’s service marks in connection with the sales and service of our products for a period of three years. With the proceeds from the Series AA Preferred Stock, we paid Affinity a one-time fee of $1.5 million for the license in March 2002. From the inception date of the agreement, we amortized the agreement cost on a straight-line basis over the agreement’s three-year term. Amortization expense, which is included in selling, general and administrative, for the year ended October 31, 2002 was $241,668. During fiscal 2002, we re-assessed the realizability of the costs associated with the Good Sam™ endorsement agreement. At the time the agreement was consummated, we were operating 10 dealerships and we anticipated we would recover the agreement costs through benefits derived at all 10 dealerships. During 2002, we closed four dealerships and sold another and at October 31, 2002, due to our inability to obtain sufficient inventory, we anticipated the possibility of closing or selling additional dealerships. As a result of the closures, anticipated closures and our financial condition and its related impact on our potential ability to realize the value of this asset in the future, we recorded an impairment charge of $1.3 million to write off the remaining unamortized balance.

Loss from operations for fiscal 2002 was $19.0 million compared to operating losses of $10.0 million for fiscal 2001. This was primarily the result of the activities described above.

Interest expense remained constant at $4.6 million for fiscal 2002 and 2001. Interest expense included a charge of $1.6 million relating to the deemed beneficial value of conversion features included in our convertible note payable (see Note 12 to the consolidated financial statements). Excluding this charge, interest would have decreased $1.6 million primarily due to reductions in floor plan financing resulting from our reduced floor plan facility and store closures, despite an increase in our floor plan interest rates.

Note conversion expense of $0.2 million for fiscal 2002 is the result of converting $0.3 million of a certain bridge financing and a demand loan into common stock, including accrued interest, from an affiliate of a former director and a former officer/director of ours at a per share conversion price of $6.00. The market price of our common stock at the conversion date was $9.50. We issued 47,938 shares under the terms of the conversion. Only 30,277 shares would have been issued at the market price. The market value of the additional 17,662 shares issued is recorded as a non-cash note conversion expense. Note conversion expense of $1.5 million for fiscal 2001, was the result of a required non-cash expense in connection with the April 2001 conversions of seller notes into shares of the our common stock. Seller notes with a principal balance of approximately $3.2 million were converted into 91,200 shares of common stock valued at approximately $2.7 million ($0.5 million less than the carrying value of the debt). Since the terms of the conversion were the result of a modification of the original conversion terms that would have called for share issuance at a fixed price of $75.00 per share, or 43,092 shares, we were required under SFAS No. 84, “Induced Conversions of Convertible Debt”, to record this non-cash expense equal to the fair value of the incremental shares (48,108) issued.

We recorded an income tax benefit of $1.8 million in fiscal 2002 compared to a benefit of $0.1 million recorded for fiscal 2001. As a result of the change in tax law, we were able to carry back net operating losses, which were fully reserved with a valuation allowance. Accordingly, we recorded an income tax benefit of $1.7 million to reflect the change in our tax valuation allowance. The remaining income tax benefit in fiscal 2002 relates to the utilization of certain state taxable losses.

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

RESULTS OF OPERATIONS FOR FISCAL 2001 COMPARED TO FISCAL 2000

Sales and service revenue decreased 12.0% to $134.1 million in fiscal 2001 from $152.4 million in fiscal 2000. Of this decrease, $33.7 million was attributable to a 23.2% decrease in same store sales, partially offset by the effect of acquired stores. Used vehicle sales as a percentage of total vehicle sales increased to 33.1% in fiscal year 2001 compared to 32.9% in fiscal year 2000. Used vehicle sales result in approximately 2.1% higher gross profits than new units on average. New RV and marine product sales decreased in fiscal 2001 to $75.9 million, or 56.5% of total RV and marine product sales, from $97.6 million, or 64.0% of total RV and marine product sales in fiscal 2000. Although new vehicle sales may have been adversely affected by the reduction in available inventory, management believes that its prior inventory levels were principally overstocked.

The decline in comparable store sales was primarily the result of internal management initiatives and financial constraints consistent with those previously discussed in the Results of Operations for the Fiscal 2002 Compared to Fiscal 2001. Additionally, we believe that declining consumer confidence and the slower economic environment played a significant role in the overall decrease in recreation vehicle and marine product revenue for fiscal 2001.

Parts and services revenue increased $0.8 million, or 9.0%, to approximately $10 million in fiscal 2001 from $9.2 million in fiscal 2000. While same store sales decreased $0.9 million, or 6.8%, acquired or newly opened stores offset this decrease. Although there was a downturn in our overall business and we were constrained by our limited working capital, we emphasized our parts and service business, which contributed, positively to our performance.

Net revenue from finance and insurance products and other sources decreased $1.5 million, or 30.1%, to $3.5 million from $5.0 million in the prior fiscal year. Of this decrease, $2.3 million was attributable to a 53.8% decrease in same store sales partially offset by net revenue generated from acquired or newly opened stores. The overall decrease in fiscal 2001 is directly related to our decrease in new and used RV and marine product sales. Effective November 1, 2000, we changed our revenue recognition policy by adopting “SAB 101,” which defers recognizing revenue on commissions received from placing indirect retail installment contracts with indirect lenders and fees generated from the sale of credit life insurance. The cumulative adjustment required to record the accounting change is separately recorded as a charge before net income in the consolidated statement of operations. The net effect of this change in the revenue recorded in fiscal 2001 from finance and insurance products was additional revenue of $0.1 million.

Total gross profit decreased $6.6 million to $18.4 million, or 26.4% in fiscal 2001 from $25.0 million in 2000, primarily due to a 24.9% decrease in same store gross profit, partially offset by gross profit from the newly acquired dealerships in fiscal 2000. The decrease in actual dollars and as a percent of revenue was primarily related to a reduction in overstocked and aged inventory which we accomplished by reducing retail prices to increase sales of aged units and through additional inventory reserves based on inventory aging, reassessment of wholesale market value and salability, historical sales activity and the condition of the merchandise as of October 31, 2001. These efforts resulted in a fourth quarter charge of $2.3 million. In addition to marking down inventory, which we believe created value for our customers; we provided incentives to our sales force to achieve our inventory objectives. Although these initiatives impacted gross profit, we successfully reduced new and used RV and marine product inventories by $24.6 million, or 42.7%.

Parts and services gross profit decreased $0.1 million, or 2.4%, to $4.1 million from $4.2 million in fiscal 2000. Same store gross profit decreased $0.5 million, or 7.9%, partially offset by the effect of the acquired stores. In addition, all parts and accessory inventory was reviewed and valued based on sales history, aging, condition of merchandise and applicability to the markets we service. As a result, our reserve for obsolescence increased by $0.5 million in fiscal 2001.

Net revenue from finance and insurance and other products contributed 17.5% of total gross profit in fiscal 2001 compared to 19.9% in fiscal 2000.

Selling, general and administrative expenses increased 7.2%, or approximately $1.8 million, in fiscal 2001 to $26.8 million from $25.0 million in fiscal 2000. On a same store basis, selling, general and administrative expenses decreased $0.3 million, or 1.7%, to $17.0 million in fiscal 2001 compared to $17.3 million in fiscal 2000. Acquisitions and new store openings represent an additional expense of $4.3 million in fiscal 2001. All other expenses were $5.5 million, including an expense of $1.6 million for common stock issued to a financial consultant as compensation for services. Personnel related expenses remained essentially unchanged, and represented 54.3% of expenses in fiscal 2001, compared to 59.3% in fiscal 2000. Total selling, general and administrative expenses as a percent of revenue increased to 20.0% from 16.4% due to decreased revenue and increased charges incurred in fiscal 2001.

In the fourth quarter of fiscal 2001, we recorded a charge of $1.6 million representing impaired goodwill for two closed stores. We concluded that operating one larger dealership in a geographic market, rather than three smaller dealerships in the same market, would improve performance in that market, and positively impact the performance of our dealerships in surrounding markets.

Loss from operations in fiscal 2001 was $10.0 million compared to near break-even operations for fiscal 2000. This was primarily the result of the activities described above.

Interest expense decreased 8.0% to $4.6 million in fiscal 2001 from $5.0 million in fiscal 2000. The decrease was primarily due to reductions in floor plan financing as a result of decreased inventory levels.

In fiscal year 2001, we recorded a gain of $0.4 million from an insurance recovery on the Clermont, Florida property damaged in a fire.

Debt conversion expense of $1.5 million was charged in fiscal 2001 in connection with the conversion of seller notes into shares of our common stock. Seller notes with a principal balance of approximately $3.2 million were converted into 91,200 shares of common stock valued at approximately $2.7 million, or $0.5 million less than the carrying value of the debt. Since the terms of the conversion were the result of a modification of the original conversion terms that would have called for share issuance at a fixed price of $75.00 per share, or 43,092 shares, we were required under SFAS No. 84, “Induced Conversions of Convertible Debt,” to record this non-cash expense equal to the fair value of the incremental shares (48,107) issued.

An income tax benefit of $0.1 million was recorded in fiscal 2001. Most all of the tax benefits created from 2001 loss carry backs to income years were offset by a valuation allowance established to reduce previously recognized deferred tax assets due to uncertainty about their realization. In fiscal 2000, we recorded an income tax benefit of $1.8 million. We received a tax refund of approximately $1.4 million in fiscal 2001 for a carry back of net operating loss.

LIQUIDITY AND CAPITAL RESOURCES

During 2002, we were unable to internally generate sufficient cash flows to fund our operations or meet our mandatory debt service payments, including those required by our primary floor plan facility. We relied primarily on the issuance of mandatorily redeemable preferred stock ($3.3 million net of costs), proceeds from loans ($4.3 million) and proceeds from the sales of real property ($1.8 million net of costs) to generate the necessary cash to meet our operating and debt service requirements. We have been unsuccessful since those transactions in raising additional capital except from Mr. Adams, our now majority stockholder, who is also our primary lender.

Cash flows from operations. Cash flows from operations used cash of $8.9 million in fiscal 2002 compared to a use of $2.5 million in fiscal 2001. During the fiscal year ended October 31, 2002, our cash flows decreased primarily due to a $19.1 million net loss. Cash of $19.0 million was used during the fiscal year to repay our floor plan lenders. Additionally cash of $1.5 million from the sale of the Series AA Preferred Stock was used to purchase the Good Sam endorsement agreement. Total inventory was reduced $13.1 million and we also received $2.3 million in cash for an income tax refund that resulted from our net operating loss carry back, which partially offset the reduction in cash flow from the net operating loss.

Cash flows from investing. Investing activities provided net cash of $1.3 million as compared to a use of $0.5 million in the previous fiscal year. The increase in cash provided by investing activities in fiscal 2002 is primarily due to our emphasis on selling certain assets and utilizing the proceeds to pay down our floor plan credit facility. During fiscal 2002, we sold for $1.0 million real property located in Tampa, Florida, which previously housed a store that we closed in fiscal 2001. In addition to the real property sales, we liquidated $0.5 million of certificates of deposit, which were classified as restricted cash, and used the proceeds to pay down our floor plan credit facility. In fiscal year 2001, we invested $1 million in restricted cash to support our floor plan agreement with our primary lender and $0.1 million to support other obligations. The 2001 investments were partially offset by proceeds received of $0.6 relating to a casualty gain.

Cash flows from financing. Financing activities provided net cash of $7.5 million as compared to $0.9 million in fiscal 2001. In fiscal 2002, the net cash provided by financing activities is primarily attributable to our raising $3.3 million, net of costs, through the issuance of Series A and Series AA Preferred Stock and an additional $4.6 million through short term financing. We also executed a sale and lease back transaction on the real property at our Las Cruces store. The sale and lease back transaction generated cash of $0.8 million which was used to pay down our floor plan credit facility. The proceeds generated from these transactions were partially offset by payments made on various notes and mortgages. We raised $2.0 million in fiscal 2001 through additional short-term bridge loans, some of which were repaid in 2001.

Net use of cash from all activities was $0.1 million, which reduced cash and cash equivalents to zero.

Working capital. Working capital decreased to $(10.4) million from $(1.4) million in the prior year, primarily due to the loss from operations, an increase in short term notes payable and a reduction in inventory at reduced margins.

Capital expenditures. Generally, all major capital projects are discretionary in nature and no material commitments currently exist.

Contractual Obligations. Our obligations and commitments to make future payments under contracts consist principally of our floor plan financing, long-term debt payable, mandatorily redeemable preferred stock and capital and operating lease commitments. The following table sets forth our contractual commitments as of October 31, 2002:

		Less Than
Contractual Obligation	Total	One Year	1-3 Years	4-5 Years	After 5 years

Floor Plan Financing	$18,764,428	$18,764,428	$—	$—	$—
Long Term Debt	12,313,565	12,107,088	179,333	27,144	—
Mandatorily Redeemable Preferred Stock	4,628,741	—	—	—	4,628,741
Capital Leases	401,599	80,586	173,053	147,960	—
Operating Leases	5,657,734	961,847	1,789,080	903,718	2,008,089

Total	$41,766,067	$31,913,949	$2,136,466	$1,078,822	$6,636,830

In January 2003, the holders of the mandatorily redeemable preferred stock agreed to convert their preferred stock into 5,645,162 shares of our common stock. Upon the conversion of the preferred stock, deemed dividends of $0.9 million (see notes 13, 14 and 22 to the consolidated financial statements) were credited back to additional paid in capital. Any and all unpaid dividends on the date of conversion were reclassified to other current liabilities.

During fiscal 2002 we financed substantially all new and used inventories through floor plan financing arrangements with one primary and several smaller lenders. These financing agreements generally require that substantially all new and used vehicles and marine products held in inventory be pledged as collateral. Advances become due upon sale of the related vehicle or marine product or as the related item ages beyond the allowable finance period.

Our floor plan agreement with our primary lender expired on October 31, 2001. Subsequently, we continued to negotiate a new agreement, executing a forbearance and amendment to the expired agreement through January 23, 2002 while negotiations continued. The primary floor plan lender continued the forbearance through March 15, 2002 at which time we executed an amendment to the expired agreement which extended the credit facility through October 31, 2002 essentially under the same terms, lowering the maximum borrowing to $20.0 million and adjusting the financial covenants based on our fiscal 2002 business plan. The maximum borrowing was reduced again to $19.0 million in May 2002 as a result of our sale of our Tampa property, which served as collateral for the floor plan with our primary lender. The maximum borrowing was further reduced to $18.2 million in September 2002 as a result of our sale of our Las Cruces property, which also served as collateral for the floor plan. On November 14, 2002, we executed an amendment to our floor plan which expired October 31, 2002. Pursuant to the amendment, until December 13, 2002, our primary lender agreed to refrain from exercising any rights and remedies available under the expired amendment. Also pursuant to the amendment, we paid down the amount owed our primary lender by $4.8 million, to $11.8 million as of November 13, 2002. The amount available for borrowing under the amendment was also reduced from $18.2 million to $13.4 million. In connection with executing the amendment, Mr. Adams, our now majority stockholder, issued a commitment to our primary lender to acquire our debt owed to them on or before December 12, 2002. In addition to providing a commitment, Mr. Adams provided $4.3 million of additional advances to us, which we used to make a portion of the $4.8 million pay down. Of the $4.3 million of additional advances by Mr. Adams, $1.0 million was a secured convertible loan pursuant to the March 20, 2002 loan agreement with AGHI, a company owned by Mr. Adams (see below). The remaining $3.3 million advance was made by AGI Holding Corp., a company owned by Mr. Adams, for a term of two years and at an interest rate of 12.75%, payable monthly. The $3.3 million loan is convertible into shares of our common stock at a price of $1.99 per share and is secured by all of our assets. On December 13, 2002, a company owned by Mr. Adams acquired our floor plan from our primary floor plan lender for $7.8 million, making Mr. Adams also our primary lender. Subsequent to the acquisition of our floor plan by a company owned by Mr. Adams, the $3.3 million advance was added to the outstanding floor plan balance under the provisions of the floor plan agreement. Upon Mr. Adams’ purchase of our loan from our primary lender, we were obligated to enter into an additional amendment to our primary floor plan agreement whereby the maturity date was extended to November 15, 2004, there would be no further advances under the floor plan and the interest rate was changed to 12.75% per annum, payable monthly. On January 14, 2003, we executed a supplemental amendment to our floor plan. Pursuant to the supplemental amendment, Mr. Adams advanced an additional $1.3 million for the purpose of allowing us to pay certain indebtedness. Additionally, pursuant to the supplemental amendment, we are obligated to reduce the principal amount of the debt owed under our floor plan agreement to $3.5 million from the proceeds of sales of certain inventory and certain other assets owned by us and we acknowledged and agreed that the entire loan was due on demand. After the $1.3 million advance and the additional $3.3 million advance previously discussed, we owed approximately $12.3 million under our floor plan agreement, which is due and payable on demand. Subsequent to January 14, 2003, we sold our Spartanburg operations, certain inventory specified under the supplemental amendment and our Las Cruces, New Mexico operations. The proceeds from these sales have been used to reduce our outstanding floor plan balance. As of April 25, 2003, the balance outstanding on our floor plan is $5.8 million.

We have a separate floor plan facility at the Prosperity, West Virginia dealership with a $5.0 million commitment level and $1.8 million outstanding on the facility as of October 31, 2002. The lender previously requested additional security for the facility and had temporarily suspended the facility. As of October 31, 2002, we were not required to provide any additional security and the facility was no longer suspended. However, there can be no assurance that the lender will not request the additional security and suspend and/or call the loan.

We have negotiated an arrangement with one of our floor plan providers that requested to be paid down in February 2001 because of our less than acceptable performance under its floor plan agreement and because the provider subsequently exited the business of providing floor plan financing to RV dealers. On August 26, 2002, we entered into a two year term note for $0.3 million which is net of an initial payment of $0.1 million, which was due September 2002. As of April 25, 2003, we had paid substantially all of the initial $0.1 million payment which was due in September 2002. The note is payable in equal monthly installments beginning in September 2002, bears interest at a rate of prime plus 5% and is due in September 2004. As of October 31, 2002, the remaining outstanding balance on the term note was $0.3 million. As of October 31, 2002 there was a remaining balance of $0.1 million still outstanding on the floor plan that was not converted to the previously mentioned term note. We concluded the pay down of the remaining floor plan in May 2003.

On March 20, 2002, AGHI, an affiliate of Mr. Adams, our now majority stockholder, loaned us $1.6 million in the form of a one-year term loan. The loan is convertible into shares of our common stock, upon receipt of a stockholder approval which was received on June 21, 2002, at a price equal to the lower of $5.00 per share or the closing price for our shares of common stock on the trading day prior to the issuance date of the shares of common stock subject to conversion. The loan has an interest rate of 20%, payable monthly, half of which may be paid in stock at the discretion of our board of directors. If certain specified events of default occur, as defined in the loan agreement, the lender may declare the principle and interest payable immediately and the interest rate increases to 25%. We are currently in default and the loan has matured. While we have not received any communication from the lender regarding its intention to require prepayment of the note, we are currently not in the financial position to prepay the note if requested. As of October 31, 2002, the interest rate on the note was 25%, as we had not paid the interest due for the months of June 2002 and October 2002. We paid a $50,000 origination fee, which is included in the note. The loan also calls for us to pay a fee equal to 10% of the loan balance 91 days and 181 days from origination. This fee can be paid in the form of stock with approval from our board of directors. Such fees have not been paid; however, we have accrued a liability for them. The loan is secured by a lien against our assets. Additionally, our stockholders approved the issuance of a warrant to purchase 180,000 shares of our common stock at an exercise price of $5.00 per share. During the period from September 2002 through November 2002, AGHI amended this term loan and advanced us an additional $3.5 million. The term loan matured on March 18, 2003 and the entire balance of $5.1 million plus accrued interest is due upon demand.

Going Concern. As of April 25, 2003, we have $17.6 million of collateralized debt, which is due upon demand or in default. Should our lenders, which includes $10.9 million due Mr. Adams, also our majority stockholder, demand immediate payment of these amounts, we would be unable to meet our obligations there under. We have also incurred net losses of $19.1 million, $18.0 million and $3.2 million for the years ended October 31, 2002, 2001 and 2000, respectively, and incurred net cash outflows from operations of approximately $8.9 million, $2.5 million and $0.6 million, respectively. These circumstances raise substantial doubt about our ability to continue as a going concern. We have been unsuccessful in our attempts to obtain an adequate floor plan facility. All of the debt of our primary lender is due upon demand or in default and we have been unsuccessful in our requests to our primary lender to restructure the debt and to permit additional advances. Without additional financing, we believe that our alternatives are limited to continuing to sell our inventory, without the ability to replenish our inventory, close or sell our remaining retail stores, reduce our corporate overhead or file for bankruptcy. We believe that corporate overhead can be reduced only on a limited basis while we continue as a reporting company under the Securities Exchange Act of 1934. Failure to raise additional capital and obtain an adequate floor plan credit facility would have a material adverse effect on us and raises substantial doubt about our ability to continue as a going concern.

Inflation. If inflation occurs in the general economy, the cost of our inventory could increase and interest rates paid by us or our customers could increase. We believe that increases in the cost of new RVs and marine products purchased from our manufacturers can generally be passed on to consumers, although there may be a lag in our ability to pass such increases on to our customers. Historically, increases in operating costs are passed on to the consumer when the market allows. We believe that our business has not been significantly affected by past inflation, despite increased chassis and manufacturer conversion costs. However, significant increases in interest rates may make RVs less affordable to many potential purchasers. This could materially and adversely affect purchases of RVs generally and our results of operations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. The accounting policies set forth below require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. If actual results differ significantly from management’s estimates, the financial statements could be materially impacted.

Revenue Recognition

We recognize revenue when the four basic criteria are met: (1) persuasive evidence of an arrangement must exist; (2) delivery must have occurred or services rendered; (3) the fee must be fixed and determinable; and (4) collectibility must be reasonably assured. Determinations of criteria are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

RV and marine product sales are not recognized until the unit is delivered to the customer, title has passed, and payment has been received from the customer or financing has been arranged. Parts and service sales are paid at the time the service is rendered through cash or credit card payment. The commissions received from the placement of finance and insurance products are deferred for revenue recognition until the period in which the commission may be charged back to us has lapsed. The commissions received on extended warranty and service contracts are deferred for revenue recognition until the 100% chargeback period has lapsed with revenue recognized ratably over the remaining life of the contract as commissions are earned and not subject to chargeback.

Impairment of Goodwill

During July 2002, as a result of the passage of time and our inability to obtain an adequate floor plan credit facility, we performed a detailed analysis relating to the realizability of our unamortized goodwill. In July 2002, we decided to close and consolidate one of our dealerships. As of that date, the unamortized goodwill relating to that dealership was $0.9 million and deemed to be not realizable. Accordingly, we recorded a non-cash charge to write off the unamortized balance. We have reassessed the realizability of the goodwill associated with a dealership acquired in March 2000. In July 2002, this dealership had completed three selling seasons and had not been able to demonstrate that it could generate sufficient cash flows to recover the unamortized goodwill of $1.6 million related to the store. Based on its historical performance, we determined that this goodwill was not recoverable. Accordingly, we recorded a non-cash charge to write off the unamortized balance. Additionally, we reassessed the realizability of the goodwill associated with a dealership acquired in November 2000. In July 2002, this dealership had completed two selling seasons and had not been able to demonstrate that it could generate sufficient cash flows to recover the unamortized goodwill of $0.6 related to the store. Based on its historical performance, we did not believe its goodwill was recoverable. Accordingly, we recorded a non-cash charge to write off the unamortized balance. Finally, we reassessed the recoverability of the unamortized goodwill associated with a facility that was previously destroyed by fire. It was our expectation to have the facility repaired and placed back in service within several months. Due to delays in construction the reopening was significantly postponed. Due to the significant delay of reopening the dealership and the resulting loss of competitive advantage in the marketplace, we determined that the unamortized balance of the goodwill of $1.6 million at that time was no longer realizable. Accordingly, we recorded a non-cash charge to write off the unamortized goodwill balances from the respective stores, as listed above, in the amount of $4.7 million.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against that new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.

Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS 142) requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We do not expect SFAS 142 to have a material effect on our financial statements as all goodwill has been written off as of October 31, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for asset retirement obligation and the associated asset retirement cost. SFAS 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. We do not expect SFAS 143 to have a material effect on our financial statements.

In September 2001, the Financial Accounting Standards Board issued Statement Of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not believe that the implementation of SFAS 144 will have a material impact on our financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. This Statement will be effective for exit or disposal activities initiated by us after October 31, 2003.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial reports containing financial statements for interim period beginning after December 15, 2002. We do not believe that the implementation of SFAS No. 148 will have a material impact on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange. To date, our revenue from operations has exclusively been denominated in United States dollars. The RV and marine products that we have sold to date have been priced in United States dollars and all of our sales in the fiscal years 2002, 2001 and 2000, have been denominated in United States dollars. In the event we conduct transactions in currencies other than the United States dollar, we intend to carefully evaluate our currency management policies. If we deem it appropriate, we may consider hedging a portion of any currency exposure in the future.

The table below provides information about our market sensitive financial instruments and constitutes a “forward-looking statement”. Our major market risk exposure is changing interest rates in the United States. All items described are non-trading. The table below assumes the October 31, 2002 interest rates remain constant (dollars in thousands).

							Fair Value
	2003	2004	2005	2006	2007	Thereafter	October 31, 2002

Long term debt:
Fixed rate debt	9,991	11	12	13	14	0	10,042
Average interest rate	11.2%	6.9%	6.9%	6.9%	6.9%	0.0%
Variable rate debt	2,116	156	—	—	—	—	2,271
Average interest rate	9.3%	6.9%	—	—	—	—
Mandatorily redeemable Preferred Stock
Series A Preferred Stock	—	—	—	—	3,500	—	3,500 (1)
Average rate	N/A	N/A	N/A	N/A	10%	N/A

(1)	The mandatorily redeemable Preferred Stock was converted to 5,645,162 shares of our common stock on January 14, 2003 (see Note 22 to the consolidated financial statements).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index included at “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.” The response to Part II, Item 8, is submitted as a separate section of this form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our current directors and executive officers is provided below. Our Board of Directors is divided into three classes. Class II currently has two directors and their term will expire in 2005. Class III currently has three directors and their term expires in 2004. There are no Class I directors. None of the directors or officers has any family relationship to any other director or executive officer of Holiday.

Directors

			DIRECTOR
NAME	AGE	POSITION WITH HOLIDAY	SINCE

Directors to hold office until 2005:
Lee B. Sanders	43	Class II Director, Chairman of the Board	2000
Casey L. Gunnell	56	Class II Director, Acting Chief Executive Officer and President	2001

Directors to hold office until 2004:
David A. Kamm	66	Class III Director	1999
William H. Toy	63	Class III Director	2002
Larry J. Hughes	56	Class III Director	2002

Lee B. Sanders has been a director of Holiday since May 2000 and has served as Chairman of the Board since February 2003. Until its merger with Travelbyus, Inc. in 2000, Mr. Sanders served as chairman of the board of Aviation Group, Inc., an aircraft manufacturing, overhaul, services and distribution company which he founded in 1986. From 2000 until 2001, Mr. Sanders also served as a director of Travelbyus, Inc. Mr. Sanders currently owns and is the chairman of the board of a private real estate development company.

David A. Kamm has been a director of Holiday since May 1999. Since 1995, Mr. Kamm has been a registered investment advisor with Raymond James Financial Services.

Casey L. Gunnell has served as a director, the President and Secretary of Holiday from October 2001 through July 2002, and as the Chief Financial Officer from May 2001 through May 2002. Mr. Gunnell was appointed in February 2003 and currently serves as Acting Chief Executive Officer and President. Prior to that, from March 2000 to February 2001, Mr. Gunnell served as Chief Financial Officer of PNV, Inc., which filed for bankruptcy protection in December 2000. From July 1999 until joining PNV, Mr. Gunnell served as president of JWH Management, Inc. Prior to that, and since April 1998, he was an independent financial and management advisor to various companies. Prior to that he served as Senior Vice President and Chief Financial Officer of AutoNation USA Incorporated. Before joining AutoNation, Mr. Gunnell held various management positions, including, Executive Vice President and Chief Financial Officer, with JM Family Enterprise, Inc., a regional distributor of Toyotas.

William H. Toy has served as a director since October 2002. Since 1999, Mr. Toy has been an independent marketing Consultant for Workhorse Custom Chassis and RV Alliance. Mr. Toy was employed by Fleetwood from 1972 to 1999 and during his tenure he directed sales and marketing.

Larry J. Hughes has served as a director since October 2002. Since 1998, Mr. Hughes has been an independent RV consultant for marketing, sales, manufacturing operations and product development. Since 1998, Mr. Hughes has been a consultant to a company controlled by Mr. Adams, our majority stockholder and primary lender. Mr. Hughes was employed by Fleetwood in various senior management positions from 1969 through 1998, including Vice President of Operations of the Towable Group.

Executive Officers Who Are Not Directors

Name	Age	Position

Anthony D. Borzillo	35	Vice President, Chief Financial Officer and Secretary

Anthony D. Borzillo has served as Chief Financial Officer since May 2002 and Corporate Secretary since July 2002. Prior to joining Holiday RV, from November 1998 though May 2002, Mr. Borzillo, a Certified Public Accountant, served as the Corporate Controller and Director of Financial Planning for TIMCO Aviation Services, Inc. (formerly Aviation Sales Co.) Prior to his position at TIMCO, Mr. Borzillo was an auditor with Arthur Andersen LLP in Miami, Florida from September 1989 through October 1998.

BOARD MEETINGS AND COMMITTEES

Our Board of Directors held 14 meetings during the fiscal year ended October 31, 2002. All of the directors attended at least 75% of the board meetings and committee meetings of which they were members.

Our Board of Directors is divided into three classes. Directors are elected to staggered three-year terms and serve until their successors are elected and qualified. There are no Class I Directors. Class II Directors serve until our 2005 Annual Meeting and Class III Directors serve until our 2004 Annual Meeting.

Non-employee directors currently receive $1,500 per month for serving as directors and an additional $500 per month per committee for which they are a member. Each non-employee director is also reimbursed for travel-related expenses incurred in attending meetings. Executive officers are not paid for their services as directors or as members of committees.

We currently have two standing committees, which are the Audit Committee and the Compensation Advisory Committee. The Audit Committee currently consists of Mr. Sanders and Mr. Kamm, neither of whom is an officer or employee of Holiday, and Casey Gunnell who is an officer and employee of the Company. The Compensation Advisory Committee currently consists of Mr. Sanders and Mr. Kamm. Mr. Lemonis, the former Chairman, Chief Executive Officer and President served as an ex-officio member of the Compensation Advisory Committee until his resignation in January 2003.

ITEM 11. EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION ADVISORY COMMITTEE

The Compensation Advisory Committee is responsible for setting and administering the policies that govern executive compensation. The Committee currently consists of Mr. Kamm and Mr. Sanders. Prior to his resignation from the Board in January 2003, Mr. Lemonis also served as an ex-officio member of the Committee. The Compensation Advisory Committee met once during fiscal 2002.

The Compensation Advisory Committee recommends to the Board guidelines for administering Holiday’s 1999 Stock Compensation Program and compensation for Holiday’s executive officers. Its primary function is to ensure that Holiday’s compensation program is consistent with its values and aligned with its goals.

     COMPENSATION PHILOSOPHY

The Compensation Advisory Committee determines executive compensation and administers Holiday’s stock option plans with the following goals in mind:

•	Provide a competitive level of total compensation necessary to attract, motivate and retain talented executives;

•	Align the interests of Holiday’s executives with Holiday’s interests by granting stock options, stock appreciation rights and restricted stock awards; and

•	Emphasize variable, performance-based compensation that rewards executives for achieving short-term and long-term goals.

     COMPONENTS OF COMPENSATION

Generally, compensation is structured through a combination of the following:

•	Base Salary — Base salaries are established based upon the individual’s performance and contribution to Holiday. The base salaries of executives in comparable positions in similar companies are taken into account.

•	Annual Incentives — Annual incentive awards are provided to reward contributions to Holiday. Bonuses are determined based on Holiday’s profits and other factors at the discretion of the Chief Executive Officer, based on guidelines established by the Board of Directors.

•	Long Term Incentive Compensation — Periodically, stock or stock options are granted to Holiday’s executives. The grants are intended to align the interests of Holiday’s executives with those of the stockholders. Grants typically permit each executive to acquire Holiday’s common stock at fixed price per share — generally the market price on the grant date — over a specified period of time. The grants provide value to the executive only if the price of the shares appreciates over the option term.

The size of the grant is based on the executive’s:

•	Position with Holiday;

•	Potential for future responsibility over the option term;

•	Performance in recent periods; and

•	Current holdings of Holiday stock and options.

The Committee believes that Holiday’s financial performance is a better indicator of executive achievement than its stock price. The Committee examines a number of financial indicators in assessing Holiday’s performance, including:

•	Net sales;

•	Operating income;

•	Net income; and

•	Earnings per share.

Compensation decisions are not based upon any precise formula, nor is any one factor given greater weight than the other factors.

     CHIEF EXECUTIVE OFFICER COMPENSATION

The Chief Executive Officer participates in the same programs and receives compensation based on the same factors as the other executive officers. However, Mr. Lemonis’ overall compensation reflects a greater degree of policy and decision-making authority and a higher level of responsibility with respect to Holiday’s strategic direction and financial and operational results. Mr. Lemonis’ compensation components for the fiscal year ended October 31, 2002 included the following:

•	Base Salary: Mr. Lemonis’ base salary was determined based on a study of chief executive officer’s compensation in the recreation vehicle industry that have financial and corporate characteristics similar to Holiday’s. Mr. Lemonis’ annual base salary was increased from $220,000 to $300,000 in fiscal 2002.

•	Annual Incentive: Annual incentive is based on relative attainment of Holiday’s annual performance goals. Based on these criteria, Mr. Lemonis was awarded an authorized bonus of $150,000 in fiscal 2002.

The Committee believes that the compensation levels of Holiday’s executives, who provide leadership and strategic direction, should consist of

(1)	Base salaries that are commensurate with executives of other comparable public companies, and;

(2)	Periodic cash bonuses based on achieving specific objectives. These objectives are usually tied to a percentage of Holiday’s profitability.

The Committee also believes that it should provide executive officers with significant stock-based incentive compensation, which increases in value in direct correlation with improvement in Holiday’s common stock price. Incentive or non-qualified stock options may be granted upon appointment as an inducement for employment. Additional incentive or non-qualified stock options may be granted if specific goals are achieved.

Holiday’s executive officers are also eligible to participate in Holiday’s benefit plans that are available to all employees.

Submitted by the Compensation Advisory Committee

David Kamm Lee B. Sanders

     FEDERAL INCOME TAX CONSEQUENCES

Section 162(m) of the Internal Revenue Code limits Holiday to a deduction for federal income tax purposes of not more than $1.0 million of compensation paid to certain executive officers in a taxable year. Compensation above that amount may be deducted only if it is “performance-based compensation” within the meaning of the Code. The Board of Directors has not established a formal policy for determining which forms of incentive compensation will be designed to qualify as “performance-based compensation.”

EXECUTIVE COMPENSATION SUMMARY

The following table sets forth all compensation for the Chief Executive Officer and the other executive officers in fiscal 2002 and during the last three fiscal years.

						Long Term
	Annual Compensation					Compensation

						Securities
Name and				Other Annual		Underlying	All Other
Principal Position	Year	Salary	Bonus	Compensation		Options/SARs	Compensation

Marcus A. Lemonis (1)	2002	$246,637	$156,282	—		—	—
Chairman of the Board, President and Chief Executive Officer,	2001	94,711	61,167	—		—	$3,752 (2)
Chief Operating Officer and Secretary	2000	—	—	—		—	—
Casey L. Gunnell (3)	2002	115,384	81,445	11,154	(4)	—	—
President, Chief Financial Officer,	2001	59,615	52,084	3,852	(4)	—	—
Chief Operating Officer and Secretary	2000	—	—	—		—	—
Anthony D. Borzillo (5)	2002	60,429	50,000	3,078	(4)	—	—
Chief Financial Officer and Secretary	2001	—	—	—		—	—
	2000	—	—	—		—	—

(1)	Mr. Lemonis served as President from March 2001 to October 2001. Mr. Lemonis served as Chief Executive Officer from June 2001 through January 2003 and as Chairman of the Board from October 2001 through January 2003. Mr. Lemonis also served as Secretary from March 2001 to October 2001 and as Chief Operating Officer from March 2001 to June 2001. In January 2003, Mr. Lemonis resigned from the Company and it’s Board of Directors. The Company has filed suit against Mr. Lemonis relating to unauthorized bonus payments and inappropriate expense reimbursements. See Note 22 to the consolidated financial statements.

(2)	Represents relocation expenses.

(3)	Mr. Gunnell served as Chief Financial Officer from May 2001 through May 2002 and as President and Secretary from October 2001 through July 2002. Mr. Gunnell has also served as Chief Operating Officer from June 2001 through July 2002. Mr. Gunnell was appointed Acting Chief Executive Officer and President in February 2003.

(4)	Represents reimbursement for health insurance premiums.

(5)	Mr. Borzillo has served as Chief Financial Officer since May 2002 and as Secretary since July 2002.

EMPLOYMENT, TERMINATION AND SEVERANCE AGREEMENTS

Holiday does not currently have any employment contracts or termination or change-in-control arrangements with any of its executive officers.

OPTION GRANTS IN FISCAL 2002

There were no grants of stock options or stock appreciation rights during fiscal 2002.

OPTION EXERCISES IN FISCAL 2002 AND FISCAL YEAR-END OPTION VALUES

No options were exercised during fiscal 2002 and no unexercised options were in the money in fiscal 2002. None of the named executive officers had unexercised options at the end of fiscal 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is or at any time was an officer or employee of Holiday nor did any member have an interest in a transaction which would require disclosure hereunder.

STOCK PERFORMANCE GRAPH

Holiday’s performance peer group consists of eight publicly owned retail companies with a market capitalization similar to Holiday’s. Holiday selected the market capitalization criteria for determining a peer group for stockholder return analysis because there is no published industry or line-of-business index comparable to Holiday’s. The peer group consists of FFP Partners LLP, Foodarama Stores, Inc., Pubco Corp., Sieber Financial Corp., Uni Marts Inc. and Village Supermarket, Inc. Holiday believes that the graph comparison is not on a comparable basis and is not meaningful.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
October 2002

	1997	1998	1999	2000	2001	2002

Holiday RV Superstores, Inc.	$100.00	$146.96	$281.68	$281.68	$81.65	$7.58
S & P Small Cap 600	$100.00	$88.94	$99.65	$124.83	$116.79	$112.38
Peer Group Only	$100.00	$183.37	$283.75	$151.09	$151.07	$122.39
Peer Group + RVEE	$100.00	$180.64	$283.57	$160.29	$145.40	$113.18

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN “BETWEEN OR AMONG”
HOLIDAY RV SUPERSTORES, INC., S&P SMALLCAP 600 INDEX AND PEER GROUP*

HOLIDAY RV SUPERSTORES INC. COMPARISON GRAPH

TOTAL RETURN ANALYSIS	10/31/98	10/31/99	10/31/00	10/31/01	10/31/02

Holiday RV Superstores	$146.96	$281.68	$281.68	$81.65	$7.58
S&P Small Cap 600	$88.94	$99.65	$124.83	$116.79	$112.38
Peer Group	$183.37	$283.75	$151.69	$151.07	$122.39

*	Assuming that the value of the investment in Holiday common stock and each index was $100 on October 31, 1997 and that all dividends were reinvested, this graph compares Holiday’s cumulative total return — based on common stock price and dividends — plotted on an annual basis, with Holiday’s peer group’s cumulative total returns and the SmallCap 600 Index — a performance indicator of the overall stock market.

Notwithstanding anything to the contrary set forth in any of Holiday’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, in whole or in part, the foregoing Report of the Compensation Committee on Executive Compensation and the Stockholder Return Performance Graph shall not be incorporated by reference into any such filings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND OFFICERS

The following table sets forth the beneficial ownership of our common stock, as of April 25, 2003 by:

•	Beneficial owners of more than 5% of our common stock,

•	Holiday’s named executive officers,

•	Holiday’s directors,

•	All directors and named executive officers as a group.

The table is based on (i) information supplied to the Company by directors, officers and principal stockholders, (ii) filings under the Securities Exchange Act of 1934, and (iii) information supplied to us by our transfer agent, American Stock Transfer & Trust Company.

As of April 25, 2003, we had 7,029,480 outstanding shares of common stock.

The amounts shown include shares of common stock that are issuable upon exercise of options or warrants that are exercisable within 60 days of April 25, 2003.

	SHARES OF COMMON STOCK
	BENEFICIALLY OWNED
	AS OF APRIL 25, 2003(1)

NAME AND	NUMBER OF		PERCENTAGE OF
ADDRESS OF BENEFICIAL OWNER	SHARES (2)		OUTSTANDING

Stephen Adams	29,835,871	(3)(6)	93.2	(3)
2575 Vista del Mar Drive
Ventura, California 93001
Steven Antebi	867,477	(4)	12.3	(4)
10550 Fontanelle Way
Los Angeles, California 90077
George Santopietro	831,452	(4)	11.8	(4)
10550 Fontanelle Way
Los Angeles, California 90077
RBF International, Inc.	406,250	(5)(6)	5.8
141 E. Service Rd.
Staten Island, New York 10314
Directors and Named Officers**
Marcus Lemonis	150		*
Lee A. Iacocca	7,666	(7)	*
Casey L. Gunnell	330		*
Anthony D. Borzillo	—		*
William H. Toy	—		*
Larry J. Hughes	—		*
David A. Kamm	1,000	(7)	*
Lee B. Sanders	1,000	(7)	*
All officers and directors as a group	10,216		*

*	Less than 1%

**	The address for all directors and named officers is in care of Holiday RV Superstores, Inc., 200 East Broward Blvd., Fort Lauderdale, Florida 33301.

(1)	“Beneficial ownership” means the sole or shared power to vote, or to direct the voting of, shares of our common stock, or investment power with respect to shares of our common stock.

(2)	This column includes beneficial ownership of shares of our common stock issued and outstanding as of April 25, 2003, and beneficial ownership of shares of our common stock that persons have rights to acquire within 60 days of April 25, 2003, including rights to acquire by ownership of options, warrants or securities with conversion privileges.

(3)	Based on information contained in Schedule 13D/A filed with the Securities and Exchange Commission on March 5, 2003 by Stephen Adams that stated that Mr. Adams owned 4,863,710 shares of our common stock and had the right to acquire 24,972,161 shares of our common stock. For purposes of calculating Mr. Adams’ ownership percentage, the securities owned by Mr. Adams subject to warrants and conversion privileges are deemed to be outstanding. See footnote 6.

(4)	Based on information from American Stock Transfer & Trust Company. Includes 806,452 shares of our common stock and warrants to purchase 25,000 shares of our common stock held by Arc Capital, LLC, a Nevada limited liability company, of which Steven Antebi and George Santopietro are members. For purposes of calculating the ownership percentage of Messrs. Antebi and Santopietro, the 25,000 shares of common stock subject to the warrant owned by Arc Capital are deemed to be outstanding. See footnote 6.

(5)	Based on information from American Stock Transfer & Trust Company. See footnote 6.

(6)	Based on information contained in Schedule 13D/A filed with the Securities and Exchange Commission on May 9, 2003 by Stephen Adams, on May 8, 2003, a company controlled by Mr. Adams purchased the 406,250 shares of our common stock owned by RBF International, Inc.

(7)	All of these shares are issuable upon exercise of options that are presently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Imperial Group Holdings

In January 2002, we agreed to convert $324,307 of the $452,307 debt owed to Imperial Group Holdings, LLC, a limited liability company whose members include one of our former directors and one former director and chief executive officer, into 479,382 shares of our common stock. The remaining balance was assigned by Imperial to Mr. Lemonis, our then Chief Executive Officer, in settlement of obligations Imperial had to Mr. Lemonis. In connection with the assignment, Mr. Lemonis agreed to eliminate the interest charge and to structure a repayment schedule to fit within our cash flow parameters, with payment due on or before December 31, 2003. On April 17, 2002, the outstanding balance was paid in full to Mr. Lemonis.

Mr. Adams

In January 2002, Stephen Adams (Mr. Adams), currently our majority stockholder, purchased 15,000 shares of Series A Convertible Preferred Stock (Series A, consisting of 3,774 shares of Sub-Series A-1 Convertible Preferred Stock (Series A-1) and 11,226 shares of Sub-Series A-2 Convertible Preferred Stock (Series A-2)), plus warrants to purchase 75,000 shares of our common stock, for $1.5 million. The Series A-1 had voting rights on an as converted basis (8.55 shares of common stock per share of Series A-1, or 32,268 shares of common stock). This voting right represented approximately 3.4% of our outstanding shares. The shares of Series A-2 were not convertible and did not have voting rights until approval by our stockholders, which occurred in June 2002.

In conjunction with the sale of the Series A Preferred Stock to Mr. Adams, our then Chief Executive Officer, without the knowledge or authorization of our Board of Directors, entered into an agreement with Mr. Adams that would require us to issue to Mr. Adams 25,000 shares of our common stock if we did not consummate the sale and leaseback transaction of the Las Cruces property with Mr. Adams pursuant to certain terms. In September 2002, in order to pay down our debt to Bank of America, we sold the real property at our Las Cruces, New Mexico dealership to a company owned by Mr. Adams for $860,000, which was $270,800 over its carrying value and approximately $440,000 less than its appraised value. Concurrent with the sale of the property, we entered into a 15-year lease for the property with the company owned by Mr. Adams for an annual lease payment of $123,000 increasing to $158,400 per year for the last five years of the lease, plus taxes and insurance. In October 2002, our Board of Directors authorized the issuance of the 25,000 shares of our common stock to Mr. Adams since the sale/leaseback transaction had not been consummated pursuant to the terms of the prior agreement entered into by our then Chief Executive Officer.

On March 20, 2002, Mr. Adams purchased 15,000 shares of Series AA-2 Convertible Preferred Stock (Series AA-2) for $1.5 million. The shares of Series AA-2, like the Series A-2, were not convertible and did not have voting rights until approval by our stockholders, which occurred in June 2002. All of the proceeds from the sale of the shares of the Series AA-2, $1,500,000, were used to acquire a non-exclusive right to use the Good Sam ™ name and logo from a company controlled by Mr. Adams.

Also on March 20, 2002, we entered into a loan agreement (Loan Agreement) with a company wholly-owned by Mr. Adams, pursuant to which we were loaned $1.6 million. The initial terms of the Loan Agreement provided for an annual interest rate of 20%, a one-year term and the right to convert into our common shares, upon receipt of stockholder approval, at a price equal to the lower of $5.00 per share or the closing price for our shares of common stock on the trading day prior to the issuance date of the shares of common stock subject to conversion. There was also a $50,00 fee, plus an additional fee of $160,000 if 10% of the loan had not been repaid within 90 days of the loan, plus an additional fee of $160,000 if an additional 10% of the loan had not been repaid within 180 days of the loan. We also issued warrants to purchase 180,000 shares of common stock at $5.00 per share.

Also in March, 2002, we entered into agreements with Mr. Adams granting Mr. Adams the right of first refusal to purchase our property located in Las Cruces, New Mexico and in Spartanburg, South Carolina.

In June 2002, our stockholders approved the right of the holders of the Series A and Series AA-2 Preferred Stock to convert their shares of Preferred Stock into shares of our common stock; the right of Mr. Adams to convert the $1.6 million note into shares of our common stock; and the right of the holders of the warrants issued with respect to the Preferred Stock and the $1.6 million note to exercise their warrants to purchase 355,000 shares of our common stock. After such approval, Mr. Adams had voting rights, on an as converted basis, of 428,250 shares, representing approximately 30.1% of our outstanding shares, and had the right to acquire approximately 1,250,000 shares of our common stock, which would represent more than 50% of our outstanding shares.

In October 2002, we entered into an amendment to our Loan Agreement with Mr. Adams for additional loans of $1.4 million. The terms of the Loan Agreement remained the same: an annual interest rate of 20%, a one-year term and the right to convert into our common shares, at a price equal to the lower of $5.00 per share or the closing price for our shares of common stock on the trading day prior to the issuance date of the shares of common stock subject to conversion. Later in October 2002, the Company entered into a term sheet (“Term Sheet”) with Mr. Adams whereby Mr. Adams agreed to make an additional investment of up to $3.5 million, of which $1.7 million had already been advanced, in the form of secured debt convertible into shares of common stock of the Company at $.62 per share, the closing price on the last trading day prior to the execution of the Term Sheet. The convertible debt issued pursuant to the Term Sheet would mature on May 1, 2003 and have an annual interest rate of 20%. The additional investment pursuant to the Term Sheet was subject to certain conditions, which when satisfied, Mr. Adams would also convert all of his shares of Series A Preferred Stock and Series AA Preferred Stock and the existing $1.6 million convertible note into shares of common stock of the Company at $.62 per share. In November 2002, we entered into another amendment to our Loan Agreement with

Mr. Adams loaning an additional $2.1 million, and modifying the terms of the Loan Agreement as follows: an annual interest rate of 12.75%, the loan was due on demand, and the loan was convertible into shares of our common stock on the terms and subject to the conditions set forth in the Term Sheet. In addition, in November 2002, Mr. Adams provided us another loan of $3.3 million convertible into shares of our common stock, with an annual interest rate of 12.75%, a conversion rate of $1.99 per share and a maturity date of November 15, 2004. Furthermore, in November 2002, Mr. Adams issued a commitment to Bank of America, our senior lender at that time, to acquire our debt owed to Bank of America. It was also agreed that upon Mr. Adams’ purchase of the Bank of America debt, our loan agreement with Bank of America would be modified whereby the maturity date would be November 15, 2004, the interest rate would be 12.75 % per annum and that there would be no further advances. Mr. Adams purchased the Bank of America loan on December 13, 2002, becoming our primary lender.

In January 2003, we entered into another amendment to our Loan Agreement with Mr. Adams for an additional loan of $1.3 million. Under the terms of the January 2003 amendment to the Loan Agreement, we acknowledged and agreed the approximate $12.3 million we owed at the time was due and payable upon demand by Mr. Adams and that the conditions under the Term Sheet had not been satisfied. Also pursuant to the January 2003 amendment to the Loan Agreement, Mr. Adams converted all of his Series A and Series AA-2 Preferred Stock into 4,838,710 shares of our common stock at a conversion price of $.62 per share. After the issuance of the shares of common stock, Mr. Adams owned approximately 69% of our outstanding common stock.

At the end of February 2003, Mr. Adams sent a conversion notice to us requesting that we convert $150,000 in principal and $150,000 in accrued and unpaid interest owing under an outstanding convertible promissory note. The notice requested a conversion price of $.02 per share, which Mr. Adams asserts is the conversion price under the terms of the note. Were the shares of common stock issued pursuant to the conversion request, Mr. Adams’ ownership would increase from approximately 69% to more than 90%, allowing Mr. Adams to effect a “short form” merger whereby the shares of common stock not owned by Mr. Adams could be acquired by Mr. Adams in exchange for consideration solely determined by Mr. Adams (subject only to dissenters’ appraisal rights under Delaware law). We have not issued the shares of common stock referenced in the conversion notice as we continue evaluating our rights, responsibilities and options.

Larry J. Hughes, a member of our Board of Directors since October 2002, is a consultant to a company controlled by Mr. Adams.

Mr. Adams/Holiday Kamper

In November 2002, we entered into a term sheet with Holiday Kamper of Columbia, Inc. to acquire Holiday Kamper, subject to certain conditions, including approval by our lender and our board of directors. We never were able to obtain financing for the transaction or get lender approval and, therefore, we did not consummate the acquisition of Holiday Kamper. Mr. Adams was our secured lender, subordinate to Bank of America, and became our primary lender on December 13, 2002.

In March 2003, we entered into an agreement with Holiday Kamper to sell the assets, including the new and used RV inventory, of our dealership in Spartanburg, South Carolina to Holiday Kamper. We leased the property related to the dealership to the purchaser, Holiday Kamper, at a lease rate below current market rates and equal to our current mortgage payment on the property. The RV inventory that was sold to Holiday Kamper was financed by a company owned by Mr. Adams. We used the net proceeds from the sale, approximately $3.0 million, to pay down our debt owned to Mr. Adams.

We understand that in April or May 2003, a company owned by Mr. Adams entered into an agreement to acquire Holiday Kamper.

Mr. Lemonis/Mr. Adams

In May 2002, Mr. Lemonis, our then Chief Executive Officer, borrowed $100,000 from the chief executive officer of a company controlled by Mr. Adams. Mr. Lemonis has since repaid the loan.

We also understand that Mr. Lemonis is currently actively engaged with Mr. Adams in business related to the retail RV industry, including the acquisition of Holiday Kamper and the monitoring of our operations.

ITEM 14. CONTROLS AND PROCEDURES

In order to ensure the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in the internal controls, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements — The financial statements are filed as a separate section of this Form 10-K, starting on page F-1.

(a)(2) Financial Statement Schedules

            Schedule II — Valuation and Qualifying Accounts follow the financial statements.

(a)(3) Exhibits — The Exhibits filed as part of this Form 10-K are listed on the Index to Exhibits following the financial statements.

(b)  Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the fiscal quarter ended October 31, 2002:

(1)	Current Report on Form 8-K filed on August 7, 2002

(2)	Current Report on Form 8-K filed September 30, 2002

(3)	Current Report on Form 8-K filed October 9, 2002

(4)	Current Report on Form 8-K filed October 30, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 2, 2003

HOLIDAY RV SUPERSTORES, INC.

By:	/s/ ANTHONY D. BORZILLO Anthony D. Borzillo Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CASEY L. GUNNELL Casey L. Gunnell	Acting Chief Executive Officer, President and Director	June 2, 2003

/s/ LEE B. SANDERS Lee B. Sanders	Director	June 2, 2003

/s/ DAVID A. KAMM David A. Kamm	Director	June 2, 2003

/s/ WILLIAM H. TOY William H. Toy	Director	June 2, 2003

/s/ LARRY J. HUGHES Larry J. Hughes	Director	June 2, 2003

Certifications

I, Casey L. Gunnell, Acting Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Holiday RV Superstores, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 2, 2003	By: Name: Title:	/s/ Casey L. Gunnell Casey L. Gunnell Acting Chief Executive Officer

I, Anthony D. Borzillo, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Holiday RV Superstores, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 2, 2003	By: Name: Title:	/s/ Anthony D. Borzillo Anthony D. Borzillo Chief Financial Officer

HOLIDAY RV SUPERSTORES, INCORPORATED

SECTION

Report of Independent Certified Public Accountants	F-1
Consolidated Financial Statements:
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Shareholders’ Equity (Deficit)	F-4
Statements of Cash Flows	F-5-6
Notes to Consolidated Financial Statements	F-7-30

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors of
Holiday RV Superstores, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Holiday RV Superstores, Inc. and its subsidiaries at October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, in 2001, the Company changed its method of accounting for certain revenues to conform to the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 10 to the financial statements, the Company does not have a definitive agreement in place with its primary floor plan lender to cover their floor plan financing requirements. Additionally, the Company has incurred significant losses and had net cash outflows from operations for the fiscal years ended October 31, 2002 and 2001, and had negative working capital, and an accumulated shareholders' deficit at October 31, 2002. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

Fort Lauderdale, Florida

May 28, 2003

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	YEARS ENDED OCTOBER 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$—	$93,484
Restricted cash and investments	546,399	1,131,662
Trade accounts receivable	313,627	1,631,871
Other receivables	34,201	989,492
Inventories, net	18,459,439	34,363,637
Prepaid expenses	363,141	161,709
Refundable income taxes	—	529,888
Property held for sale	3,542,186	633,468
Other	403,949	124,958

Total current assets	23,662,942	39,660,169

Property and equipment, net	6,179,588	11,339,229
Other assets
Goodwill, net	—	5,665,656
Other	182,085	229,399

Total assets	$30,024,615	$56,894,453

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Floor plan notes payable	$15,036,125	$31,034,172
Accounts payable	1,861,778	2,131,754
Customer deposits	135,924	142,962
Accrued expenses and other current liabilities	3,097,076	3,529,825
Current portion of deferred finance and insurance income	1,332,970	1,847,591
Current portion of capital lease obligation	80,586	126,015
Current portion of LIFO tax liability	—	333,935
Current portion of mortgages payable	6,744,609	198,412
Current portion of notes payable	1,582,479	1,662,923
Notes payable to affiliate	3,780,000	—
Current portion of deferred gain on leaseback transaction	403,714	48,624

Total current liabilities	34,055,261	41,056,213

Long-term deferred finance and insurance income	707,461	855,355
Long-term capital lease obligation, less current portion	321,014	123,177
LIFO tax liability, less current portion	—	333,935
Long-term mortgages payable, less current portion	—	6,787,776
Long-term notes payable, less current portion	206,477	500,000
Deferred gain on leaseback transaction, less current portion	241,570	376,858
Series A and AA common stock warrant	25,000	—

Total liabilities	35,556,783	50,033,314
Commitments and contingencies
Mandatorily Redeemable Convertible Series A Preferred stock $.01 par value; shares authorized 2,000,000; issued and outstanding 20,000 at October 31, 2002	2,640,683	—
Mandatorily Redeemable Convertible Series AA-2 Preferred stock $.01 par value; shares authorized 1,500,000; issued and outstanding 15,000 at October 31, 2002	1,988,058	—
Shareholders’ Equity (deficit):
Common stock, $.10 par, shares authorized 38,000,000; issued 983,138 and 935,200	98,314	93,520
Additional paid-in capital	15,665,240	13,630,108
Accumulated deficit	(25,382,808)	(6,320,834)
Treasury stock, 30,070 shares at cost	(541,655)	(541,655)

Total shareholders’ equity (deficit)	(10,160,909)	6,861,139

Total liabilities, redeemable convertible preferred stock and shareholders’ equity (deficit)	$30,024,615	$56,894,453

See accompanying notes to consolidated financial statements

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED OCTOBER 31,

	2002	2001	2000

Sales and service revenue
Vehicle and marine	$68,976,425	$120,794,939	$138,155,081
Service, parts and accessories	6,549,748	10,075,207	9,240,171
Other, net	2,353,151	3,218,422	4,972,094

Total sales and service revenue	77,879,324	134,088,568	152,367,346
Cost of sales and service
Vehicles and marine	64,362,745	109,711,839	122,284,905
Service, parts and accessories	2,879,776	5,989,109	5,089,500

Total cost of sales and service	67,242,521	115,700,948	127,374,405

Gross profit	10,636,803	18,387,620	24,992,941

Selling, general and administrative expenses	18,631,228	26,836,270	25,031,909
Goodwill impairment	4,759,102	1,572,590	—
Marketing expense	1,520,000	—	—
Good Sam™ Endorsement impairment	1,258,332	—	—
(Gain) loss on sale of fixed assets	571,891	106,095	(35,845)

Loss from operations	(16,103,750)	(10,127,335)	(3,123)
Other income (expense):
Interest income	9,567	47,707	117,788
Interest expense	(2,442,925)	(4,641,117)	(5,094,560)
Interest expense on note payable to affiliate	(2,137,616)	—	—

Total other expense	(4,570,974)	(4,593,410)	(4,976,772)

Loss on debt conversion	(167,784)	(1,523,545)	—
Gain on involuntary sale of assets	—	358,562	—

Loss before income tax benefit and cumulative effect of a change in accounting principle	(20,842,508)	(15,885,728)	(4,979,895)
Income tax benefit	(1,780,534)	(53,343)	(1,775,120)

Loss before cumulative effect of a change in accounting principle	(19,061,974)	(15,832,385)	(3,204,775)
Cumulative effect as of November 1, 2000 related to the implementation of SAB 101 (See Note 2)	—	(2,189,271)	—

Net loss	(19,061,974)	(18,021,656)	(3,204,775)
Deemed dividend on redeemable convertible preferred stock	(1,195,487)	—	—

Net loss available to common stockholders	$(20,257,461)	$(18,021,656)	$(3,204,775)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss before cumulative effect of a change in accounting principle	$(21.52)	$(19.42)	$(4.22)
Cumulative effect as of November 1, 2000 related to the implementation of SAB 101	—	(2.69)	—

Net loss	$(21.52)	$(22.11)	$(4.22)

Pro-forma amounts assuming SAB 101 is applied retroactively:
Net loss			$(4,130,000)

Basic and diluted loss per common share			$(5.43)

See accompanying notes to consolidated financial statements

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

	Common Stock		Additional	Retained	Treasury Stock
			Paid-in	Earnings
	Shares	Amount	Capital	(deficit)	Shares	Amount	Total

Balance at October 31, 1999	750,500	$75,050	$5,184,371	$14,905,597	30,700	$(541,655)	$19,623,363
Net loss for the year				(3,204,775)			(3,204,775)
Exercise of common stock options	13,500	1,350	234,316				235,666
Stock option compensation expense			72,290				72,290
Options and warrants issued to lenders and consultants			308,220				308,220
Tax benefit of incentive stock options			65,000				65,000
Shares issued for acquisition	30,000	3,000	1,275,000				1,278,000

Balance at October 31, 2000	794,000	79,400	7,139,197	11,700,822	30,700	(541,655)	18,377,764
Net loss for the year				(18,021,656)			(18,021,656)
Stock option compensation expense			49,500				49,500
Debt conversion	91,200	9,120	4,645,285				4,654,405
Stock issued to consultant	50,000	5,000	1,575,000				1,580,000
Options and warrants issued to lenders and consultants			221,126				221,126

Balance at October 31, 2001	935,200	$93,520	$13,630,108	$(6,320,834)	30,700	$(541,655)	$6,861,139
Net loss for the year				(19,061,974)			(19,061,974)
Interest expense for beneficial conversion feature of convertible note payable			1,600,000				1,600,000
Preferred stock marketing expense			2,000,000				2,000,000
Preferred stock deemed dividends			(875,000)				(1,375,000)
Preferred stock legal costs			(160,000)				(160,000)
Preferred stock dividends accrued or paid			(320,487)				(320,487)
Warrants issued			(660,000)				(160,000)
Note payable converted to common stock	47,938	4,794	450,619				455,413

Balance at October 31, 2002	983,138	$98,314	$15,665,240	$(25,382,808)	30,700	$(541,655)	$(10,160,909)

See accompanying notes to consolidated financial statements

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED OCTOBER 31,

	2002	2001	2000

Cash Flows from Operating Activities:
Cash received from customers	$81,636,094	$136,570,671	$153,156,135
Cash paid to suppliers and employees	(88,368,858)	(135,726,680)	(149,099,253)
Interest received	9,567	47,707	338,155
Interest paid	(2,980,541)	(4,850,627)	(4,935,418)
Income taxes (paid) refunded	2,310,422	1,454,809	(28,084)
Good Sam™ Endorsement Fee	(1,500,000)	—	—

Net cash used in operating activities	(8,893,316)	(2,504,120)	(568,465)

Cash Flows from Investing Activities:
Purchase of property and equipment	(257,445)	(580,801)	(3,418,066)
Proceeds from the sale of property and equipment	1,010,720	596,814	688,106
Restricted cash	585,263	(1,131,662)	—
Proceeds from casualty gain	—	620,888	—
Payments for businesses acquired, net of cash	—	—	(6,180,770)

Net cash provided by (used in) investing activities	1,338,538	(494,761)	(8,910,730)

Cash Flows from Financing Activities:
Proceeds from note payable to affiliate	3,780,000	—	—
Proceeds from notes payable	486,006	2,000,000	3,921,358
Repayment of capital lease obligations	(142,923)	(82,987)	(78,944)
Repayments of notes and mortgages payable	(1,341,789)	(1,040,000)	(5,802,020)
Proceeds from the exercised stock options	—	—	231,998
Proceeds from notes on real property	—	—	2,200,000
Proceeds from the sale-leaseback of property	840,000	—	2,102,891
Proceeds from the issuance of Series A redeemable preferred stock	2,000,000	—	—
Payment of Series A issuance cost	(150,000)	—	—
Proceeds from the issuance of Series AA-2 redeemable preferred stock	1,500,000	—	—
Payment of Series AA-2 issuance cost	(10,000)	—	—
Proceeds from Series B advance	500,000	—	—

Net cash provided by financing activities	7,461,294	877,013	2,575,283

Net decrease in Cash and Cash Equivalents	(93,484)	(2,121,868)	(6,903,912)
Cash and Cash Equivalents, beginning of year	93,484	2,215,352	9,119,264

Cash and Cash Equivalents, end of year	$—	$93,484	$2,215,352

See accompanying notes to consolidated financial statements.

HOLIDAY RV SUPERSTORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	YEARS ENDED OCTOBER 31,

	2002	2001	2000

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Net loss	$(19,061,974)	$(18,021,656)	$(3,204,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,157,289	1,083,282	803,546
Amortization of deferred gain	(51,001)	(48,626)	—
Writedown of inventories to market	2,856,289	2,578,694	—
Stock option compensation and warrant issuance	31,620	270,626	380,510
Deferred income taxes	—	—	(337,896)
Income tax benefit	—	—	(1,437,224)
Provision for doubtful accounts	798,600	150,000	—
Net (gain) loss on disposal of property and equipment	305,744	106,095	(35,845)
Gain on involuntary conversion of assets	—	(358,562)	—
Loss on debt conversion	—	1,523,545	—
Impairment of goodwill	5,426,972	1,572,590	—
Stock issued to consultant	—	1,580,000	—
Impairment of long-lived assets	490,000	—	—
Reserve on property held for sale	110,000	—	—
Note conversion expense	167,784	—	—
Remeasurement of warrant liability	(660,000)	—	—
Marketing expense	2,180,000	—	—
Interest expense for beneficial conversion feature of convertible note payable	1,600,000	—	—
Good Sam impairment	1,258,332	—	—
Cumulative effect as of November 1, 2001 related to the implementation of SAB 101	—	2,189,271	—
Changes in assets and liabilities
(Increases) decreases in:
Accounts receivable	1,474,935	1,671,763	(162,940)
Refundable income taxes	529,888	869,905	(28,084)
Inventories	13,062,718	23,039,440	(1,520,326)
Prepaid expenses	(201,432)	281,987	(168,814)
Deferred income taxes	—	866,948	—
Payment of Good Sam Endorsement Fee	(1,500,000)	—	—
Other assets	(631,119)	437,052	1,334,654
Increases (decreases) in:
Floor plan contracts	(15,998,047)	(22,850,069)	3,650,002
Accounts payable	(269,976)	941,614	(1,254,625)
Customer deposits	(7,038)	(262,716)	294,159
Accrued expenses	(1,228,284)	208,632	1,119,193
LIFO liability	(667,870)	(333,935)	—
Preferred stock dividends paid	(66,746)	—	—

Net cash used in operating activities	$(8,893,316)	$(2,504,120)	$(568,465)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000

1. ORGANIZATION AND NATURE OF BUSINESS

Holiday RV Superstores, Inc. and its wholly-owned subsidiaries (“Holiday,” the “Company”, “we,” “us” or “our”) is a multi-state retail chain of dealerships engaged in the retail sales, financing, and service of recreation vehicles, or RVs, and other recreation vehicles under the name “Recreation USA” in the Southeastern United States, West Virginia, Kentucky and New Mexico. Each dealership offers a full line of new and used RVs and each dealership maintains parts, service and body repair facilities. Recreational boats are carried at selected dealerships.

The Company’s dealerships have historically experienced, and we expect its dealerships to continue to experience, seasonal fluctuations in revenues with a larger percentage of revenues typically being realized in the second quarter of our fiscal year.

Effective November 11, 1999, the Company acquired all of the outstanding capital stock of County Line Select Cars, Inc. for a cash price of $5,000,000 and $1,500,000 in notes convertible into the Company’s common stock (See Note 4).

On March 1, 2000, the Company acquired all of the outstanding stock of Little Valley Auto & RV Sales, Inc. for a cash price of $1,656,036 and $1,731,920 in a note convertible into the Company’s common stock (See Note 4).

On October 31, 2000, the Company purchased all of the outstanding stock of Hall Enterprises, Inc. The total purchase price paid was $1,278,000 and consisted of 30,000 shares of the Company’s common stock (See Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation: The consolidated financial statements include the accounts of Holiday RV Superstores, Inc. and its wholly-owned subsidiaries, which include Holiday RV Rental/Leasing, Inc., Holiday RV Superstores of South Carolina, Inc., Holiday RV Superstores West, Inc., Holiday RV Superstores of New Mexico, Inc., Holiday RV Superstores of Nevada, Inc., Holiday RV Assurance Corporation, County Line Select Cars, Inc., Little Valley Auto & RV Sales, Inc., Collision USA, Inc. and Hall Enterprises, Incorporated. All inter-company accounts and transactions have been eliminated in consolidation.

Basis Of Presentation: The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplate continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern.

Going Concern:     As more fully discussed in Note 10 the Company’s primary floor plan agreement expired on December 13, 2002 at which point in time the agreement was amended and acquired by a company wholly-owned by the Company’s now majority stockholder, Mr. Adams, hereafter referred to as “Mr. Adams” or “the Company’s now majority stockholder”. Pursuant to the amendment, the Company’s floor plan prohibits any future advances. The Company is essentially operating without a primary floor plan lender. The acquisition of new and used inventory is being funded by the Company’s internally generated working capital. Without an adequate floor plan facility, the Company does not have sufficient resources to fund operating deficits or meet its operating requirements. The Company has been unsuccessful in its attempts to obtain an adequate floor plan facility. All of the debt of the Company’s primary lender is due upon demand or in default and the Company has been unsuccessful in its requests to its primary lender to restructure the debt and to permit additional advances. Without additional financing, management believes that the Company’s alternatives are limited to continuing to sell its inventory, without the ability to replenish its inventory, close or sell the remaining retail stores, reduce the Company’s corporate overhead, or seek bankruptcy. Management believes that corporate overhead can be reduced only on a limited basis while the Company continues as a reporting company under the Securities Exchange Act of 1934. Failure to raise additional capital and secure a primary floor plan lender would have a material adverse effect on the Company and raises substantial doubt about the Company’s ability to continue as a going concern.

Additionally, the Company incurred losses of $19,061,974, $18,021,656 and $3,204,775 for the years ended October 31, 2002, 2001 and 2000, respectively, incurred net cash outflows from operations of $8,893,316, $2,504,120 and $568,465 for the years ended October 31, 2002, 2001 and 2000, respectively, had negative working capital of $10,392,319 and $1,396,044 as of October 31, 2002 and 2001, respectively, and had an accumulated shareholders’ deficit of $10,160,909 as of October 31, 2002. During late 2001 certain inventory initiatives coupled with restrictions placed on the Company’s ability to order new product by its primary floor plan lender resulted in a 46.3% reduction in the year-over-year inventory levels. In addition, the short-term performance and the long-term potential for each retail location were reviewed together with each dealership’s management team.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

As a result, three dealerships that were under-performing or competing in the same markets were closed and/or consolidated into other Company dealerships during the fiscal year ended October 31, 2001 and an additional six more dealerships were closed and consolidated during the fiscal year ended October 31, 2002. In September 2002, the Company sold the real estate at its Las Cruces, New Mexico dealership and leased it back in order to pay down its loan to Bank of America. In December 2002, the Company sold its dealership in Bakersfield, California to pay down its loan to Bank of America. Additionally, during March 2003 and April 2003, the Company sold its stores in Spartanburg, South Carolina and Las Cruces, New Mexico and utilized the proceeds to pay down its primary floor plan. While management believes that with the restructuring of its dealerships and the focus on managing its inventory to optimum levels and turns and the continuation of rigid expense control will improve the operating performance from the remaining stores, without an adequate floor plan facility the Company will be unable to fund operating deficits or meet its operating requirements. The Company has been unsuccessful in its attempts to obtain an adequate floor plan facility. All of the debt of the Company’s primary lender is due upon demand or in default and the Company has been unsuccessful in its requests to its primary lender to restructure the debt and to permit additional advances. Without additional financing, management believes that the Company’s alternatives are limited to continuing to sell its inventory, without the ability to replenish its inventory, close or sell the remaining retail stores, reduce the Company’s corporate overhead, or seek bankruptcy protection. Management believes that corporate overhead can be reduced only on a limited basis while the Company continues as a reporting company under the Securities Exchange Act of 1934. Failure to raise additional capital and obtain an adequate floor plan credit facility would have a material adverse effect on the Company and raises substantial doubt about the Company’s ability to continue as a going concern.

Reverse Stock Split: On August 7, 2002 the Company effected a 1-for-10 reverse split of all outstanding shares and treasury shares of the Company’s common stock. All share and per share data contained herein reflects completion of the above-described 1-for-10 share reverse stock split.

Cash And Cash Equivalents: Holiday considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts, money market funds and overnight repurchase agreements.

Restricted Cash and Investments: Restricted cash and investments represents amounts deposited with financial institutions as required to be maintained under contractual obligation.

Inventories: Inventories are valued at the lower of cost or market. New and used vehicles are accounted for using specific identification. Cost of parts and accessory inventories is determined by the first-in, first-out (FIFO) method.

Property And Equipment: Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting purposes. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. The estimated useful lives of the property and equipment range from 3 to 31 years. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets, which are sold or retired, are removed from the accounts in the year of disposal and any resulting gain or loss is included in the results of operations.

Intangible Assets: Intangible assets include costs in excess of identifiable assets acquired (goodwill). Prior to impairment, goodwill was being amortized using the straight-line method over 20 years. The Company has written-off all goodwill as of October 31, 2002.

Accounting for the Impairment of Long-Lived Assets: The Company periodically evaluates the potential impairment of its long-lived assets, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events or circumstances considered include, but are not limited to, recent operating losses, projected cash flows and management’s plans for future operations. Upon the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of any asset based on estimated future undiscounted cash flows. If impairment exists, the Company will measure the amount of such impairment based on the present value of the estimated cash flows over the remaining life of the asset using a discount rate commensurate with the risks involved. Cash flow estimates are made at the retail location level and include the interest charges associated with the location’s floor plan financing.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

Prior to November 1, 2001, commissions earned on extended warranty and service contracts sold on behalf of third-party administrators are generally recognized at the later of customer acceptance of the contract terms as evidenced by contract execution, or when the related vehicle or marine sale is recognized. The Company is charged back for a portion of these commissions should the customer terminate or default on the contract prior to its scheduled maturity. The chargeback reserve, which is not material to the financial statements taken as a whole as of October 31, 2002 and 2001 is based on the Company’s experience for repayments or defaults on these contracts.

Effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned by the Company for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. Also effective November 1, 2000, the Company changed its Revenue Recognition policy related to commissions earned on the Sales of Administration obligor extended warranty and service contracts to defer these commissions until this 100% chargeback period has lapsed and to recognize revenue ratably over the remaining life of the contracts as commissions are earned and not subject to chargeback. This change was made in accordance with the implementation of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended October 31, 2001. The net effect reflects the deferral as of November 1, 2000 of $2,189,271 of revenue net of chargebacks previously recognized. The Company recognized approximately $1,187,000 of the revenue included in the cumulative effect adjustment during the year ended October 31, 2001. The effects of this change in accounting principle on net loss and net loss per share for the year ended October 31, 2001 were decreases of approximately $168,000 and $0.18 per share respectively.

Stock-Based Compensation: Holiday accounts for stock option grants and other forms of employee stock-based compensation in accordance with the requirements of Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees (“APB 25”), and related interpretations. APB 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. Holiday provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”) and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123.

Loss Per Common Share: Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per common share is based upon the weighted average number of shares outstanding, plus the effects of potentially dilutive common shares consisting of stock options and warrants. For the years ended October 31, 2002 and 2001, options to purchase 56,000 and 75,217 shares of common stock, respectively, and warrants to purchase 395,000 and 40,700 shares of common stock, respectively, were excluded from the calculation of loss per share since their inclusion would be antidilutive (See Note 15 Stock Options and Warrants).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings (loss) per share is as follows:

	OCTOBER 31,

	2002	2001	2000

Basic
Weighted average number of common shares outstanding	941,117	815,265	759,240

Diluted
Weighted average number of common shares outstanding	941,117	815,265	759,240
Dilutive stock options and convertible notes	—	—	—

	941,117	815,265	759,240

Advertising: Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs were approximately $916,000 $2,680,000 and $2,679,000 for the years ended October 31, 2002, 2001 and 2000, respectively.

Fair Value Of Financial Instruments: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable, mandatorily redeemable preferred stock and capital lease obligations approximate fair value.

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

Comprehensive Income (loss): For all periods presented, comprehensive income (loss) is equal to historical income (loss).

Reclassifications: Certain prior year account balances have been reclassified to confirm with the fiscal 2002 presentation.

Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against that new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. Management does not expect SFAS 142 to have a material effect on the Company’s financial statements. During the year ended October 31, 2002, the Company determined the realizability of its goodwill was impaired and recorded a charge of $4,759,102 (see Note 8).

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for asset retirement obligation and the associated asset retirement cost. SFAS 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. Management does not expect SFAS 143 to have a material effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not believe that the implementation of SFAS No. 148 will have a material impact on our financial condition or results of operations.

3. SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s non-cash investing and financing transactions:

	FISCAL YEAR ENDED OCTOBER 31,

	2002	2001	2000

Equipment acquired through Capital Lease	$297,000	$—	$—
Declared but unpaid dividends	1,128,741	—	—
Common stock issued for business acquisitions	—	—	1,278,000
Mortgage notes payable assumed in connection with acquisition of building and land	—	—	5,010,864
Convertible notes payable issued in connection with business acquisitions	—	—	3,231,920
Conversion of seller notes	287,629	3,231,920	—
Common stock issuable to financial consultant	—	1,580,000	—
Vehicles delivered as repayment of bridge loan	25,000	132,987	—

4. ACQUISITIONS

On November 11, 1999 the Company acquired 100% of the issued and outstanding stock of County Line Select Cars, Inc., a recreational vehicle dealership with five Florida locations. The total purchase price paid to the County Line shareholders was $6,500,000, consisting of $5,000,000 cash and $1,500,000 in notes convertible into the Company’s common stock. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $4,758,317 in goodwill, to be amortized over 20 years on a straight-line basis (see Note 8 regarding the write-off of this goodwill). Operations of County Line are included in the accompanying consolidated statement of operations beginning November 12, 1999. On January 11, 2000, the Company acquired all of the land and buildings related to the operations of County Line Select Cars, Inc. from County Line’s former shareholders. The total purchase price was $5,000,000, with the sellers providing first mortgage financing for the entire purchase. The mortgage has a 10-year term at an interest rate of 9.5% per annum, with principal and interest payable monthly based on a 20-year amortization. Due to certain covenant violations, this mortgage is currently in default. Accordingly, the Company has classified the entire outstanding balance, $4,755,657, as current portion of mortgages payable in the accompanying consolidated balance sheet as of October 31, 2002. The holders of this note have brought a foreclosure action (see Note 20).

The performance of the County Line dealerships in fiscal 2001 and 2002 and the effect of each on the contiguous markets the four dealerships compete in resulted in the Company’s decision to close two dealerships in October, 2001 and one more dealership during the year ended October 31, 2002. The overall performance in the market was unacceptable to the Company and the Company’s focus was to create one large dealership to service the entire area as compared to the four dealerships. Management concluded that, given these actions, the goodwill associated with the two locations closed in fiscal 2001 of $1,572,590 and the one location closed in fiscal 2002 of $922,383 were impaired and accordingly the Company wrote off the related goodwill in the respective fiscal years (see Note 8). The Company considers a number of factors to be its primary indicators of potential impairment. With the Company’s overall branding philosophy under the Recreation USA name, the assignment of goodwill during the acquisition phase of the Company’s growth was location specific and derived based on past performance of the individual acquired dealerships.

All inventory, furniture and equipment were transferred from the closed dealerships to other Company dealerships for sale or placed into operation at their current carrying value. The Company intends to sell the real estate of the closed dealerships discussed above. Accordingly, the Company recorded a charge of $600,000, including the $490,000 non-cash charge discussed in Note 6, to reduce the carrying value of the related real estate to its fair market value of $3,542,186, which it included in property held for sale in the accompanying consolidated balance sheet as of October 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

On March 1, 2000, the Company acquired 100% of the issued and outstanding stock of Little Valley Auto & RV Sales, Inc. (“Little Valley”), a recreational vehicle dealership in Prosperity, West Virginia. Little Valley also sold marine products, motorcycles and all terrain vehicles. The total purchase price paid to the Little Valley shareholders was $3,431,920, consisting of $1,656,036 cash and $1,731,920 in a note convertible into Holiday common stock. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of $1,847,793 in goodwill, to be amortized over 20 years on a straight-line basis. During July 2002, the Company determined that this goodwill was impaired and recorded a charge of $1,631,900 to write–off the unamortized balance at that time (see Note 8). Operations of Little Valley are included in the accompanying consolidated statement of operations beginning March 1, 2000.

On October 31, 2000 the Company acquired 100% of the issued and outstanding stock of Hall’s Enterprises, Inc. (“Hall”), a recreational vehicle dealership in Lexington, Kentucky. The total purchase price paid to Hall’s shareholders was approximately $1,278,000, paid with Company’s common stock valued at $42.60 per share based on the average of the stock’s trading value for the five days before and five days after the acquisition was announced. The acquisition has been accounted for under the purchase accounting method, and, accordingly the results of operations of Hall have been included in the Company’s consolidated financial statements from October 31, 2000. The excess purchase price over the fair value of the net identifiable assets acquired of $1,380,637 was recorded as goodwill, to be amortized over 20 years on a straight line basis. During July 2002, the Company reevaluated certain tax liabilities which were established at the acquisition date of a business and the Company has determined that, due to continued operating losses, those liabilities will not be incurred which resulted in a reduction of goodwill in the amount of $667,870. Additionally, during July 2002, the Company determined that the remaining unamortized goodwill was impaired and recorded a charge of $591,957 to write-off the unamortized balance at that time (see Note 8).

On March 17, 2000 the Company entered into a lease with and acquired from Luke Potter Winnebago inventory and selected operating assets, in connection with the relocation of its Orlando, Florida dealership. In September 2002, this location was closed and consolidated into the Company’s Clermont, Florida operations. Additionally, the Company was released from its obligations under the related property lease.

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

In connection with the acquisition of Little Valley Auto & RV Sales, Inc., Holiday issued a note to the former shareholders of Little Valley in the amount of $1,731,920. The note had a three-year term and was issued at an interest rate of 7.5% per annum. Payments of interest only were due quarterly, with the full principal balance due no later than three years from issuance. The note was convertible, at the option of the holder, into common stock of Holiday at a fixed conversion price per share, at anytime after two years from the date of issuance.

In April 2001, the former shareholders of County Line Select Cars, Inc. and Little Valley Auto & RV Sales, Inc. agreed to convert their seller notes into shares of the Company’s common stock. Seller notes with principal balances of $3,231,920 were exchanged for 91,200 shares of the Company’s common stock valued at $2,688,486 based on the closing market price on the dates of conversion as reported by the Nasdaq National Market. Since the terms of the conversion modified the original conversion terms that would have called for shares to be issued at a fixed conversion price of $75.00 per share resulting in 43,092 shares, the Company was required to record a conversion expense equal to the fair value of the incremental shares (48,108) issued, or $1,523,545 including merchandise credits and other consideration of $102,256.

The Company borrowed $1,600,000 in 2000 from Doerge Capital Management in connection with the Little Valley acquisition. The interest rate was 15.0% per annum. In connection with the loan, Holiday issued to the lender, warrants to purchase 2,200 shares of Holiday common stock at the then market price. The warrants have a five-year term and vest in one year. Approximately $29,000 in value has been ascribed to the warrants using the Black-Scholes pricing model and the Company has recognized the value as consulting expense. Principal and interest were due 90 days from funding. The Company has repaid the loan in full. A member of the Company’s Board of Directors at the time was president of Doerge Capital Management.

On May 11, 2000, the Company borrowed $1,000,000 from an officer of the Company, principally to repay acquisition-related debt. The interest rate was 6.75% per annum. The Company paid $36,000 in loan fees to the lender and issued warrants to purchase 1,000 shares of common stock of the Company at then market price. The Company paid the loan principal and interest in full in August 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. INVENTORIES

Inventories are summarized as follows:

	OCTOBER 31,

	2002	2001

New Vehicles	$14,461,757	$27,279,230
New Marine	987,464	516,340
Used Vehicles	2,098,659	5,150,933
Used Marine	106,873	57,440
Parts and accessories	804,686	1,359,694

	$18,459,439	$34,363,637

6. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	OCTOBER 31,

	2002	2001

Land	$1,019,244	$2,988,978
Buildings and leasehold improvements	4,154,048	7,630,164
Machinery and shop equipment	485,483	315,479
Office equipment and furniture	1,754,499	1,804,765
Vehicles	470,530	621,252

	7,883,804	13,360,638
Less accumulated depreciation and amortization	(1,704,216)	(2,021,409)

	$6,179,588	$11,339,229

Depreciation expense for the years ended October 31, 2002, 2001 and 2000 are $676,860, $695,449 and $484,691, respectively.

On May 7, 2002, the Company entered into a contract to sell its Tampa, Florida facility for $1,026,000. The transaction closed on May 15, 2002 and the Company realized proceeds of $967,320, net of transaction costs. The proceeds from the transaction were used to reduce the aggregate outstanding loan balance on the Company’s primary floor plan agreement. The gain of $333,852 relating to this sale is included in loss from operations for the year ended October 31, 2002.

Impairment of long-lived assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company’s estimate of undiscounted cash flows over the assets’ remaining estimated useful life are less than the assets’ carrying value. Measurement of the amount of impairment may be based upon appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. As a result of management’s continued focus on the operations of the Company and the related closing and consolidation of one of the Company’s dealerships, during the year ended October 31, 2002, the Company recognized a non-cash charge of $490,000 relating to an impairment of land, buildings and leasehold improvements and fixed assets of the related operation, which is included in selling, general and administrative expenses in the consolidated statement of operations for the year ended October 31, 2002.

7. SALE-LEASEBACK

On July 27, 2000, the Company sold its Bakersfield, California dealership facility for $2,100,000, which was $486,000 over its carrying value at the time of the sale. Concurrently with the sale, Holiday entered into a lease arrangement for the dealership facility with the purchaser for an annual lease payment of $233,400 through 2010. The gain from the sale is being recognized over the term of the lease. See Note 22 regarding the sale of the Bakersfield dealership.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

On September 20, 2002, the Company sold the real property at its Las Cruces, New Mexico dealership to an entity owned by Mr. Adams, the then majority holder of the Company’s Series A Preferred Stock (see Notes 13 and 22) and all of the Company’s Series AA Preferred Stock (see Notes 14 and 22) for $860,000, which was $270,800 over its carrying value at the time of the sale and approximately $440,000 less than its appraised value. Concurrent with the sale, the Company entered into a 15 year lease for the dealership facility with Mr. Adams for an annual lease payment of $123,000 increasing to $158,400 per year for the last five years of the lease, plus taxes and insurance. The gain from the sale has been deferred and is being recognized over the term of the lease.

8. GOODWILL

The excess of the purchase price over the fair values of the net assets acquired from acquisitions of businesses has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

Amortization expense for the years ended October 31, 2002, 2001 and 2000 was $238,762, $387,834 and $266,438, respectively. Accumulated amortization at October 31, 2002 and 2001 totaled $972,516 and $654,272, respectively. As discussed below, a goodwill impairment charge of $4,759,102, representing all unamortized goodwill, was recorded as a charge to operations during the year ended October 31, 2002.

The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of intangible assets or whether the remaining balance of intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible assets and other economic factors in measuring whether there is impairment. Measurement of the amount of impairment may be based upon appraisals, market values of similar assets or estimated discounted cash flow resulting from the use and ultimate disposition of the asset.

During July 2002, as a result of the passage of time and the Company’s inability to secure an adequate floor plan credit facility, management performed a detailed analysis of the realizability of the Company’s unamortized goodwill. In July 2002, the Company decided to close and consolidate one of the Company’s dealerships. At that time, the unamortized goodwill relating to that dealership was $922,383 and deemed to be not realizable. Accordingly, the Company recorded a non-cash charge to write off the unamortized balance. Management has reassessed the realizability of the goodwill associated with a dealership acquired in March 2000. As of July 2002, this dealership had just completed three selling seasons and had not been able to demonstrate that it could generate sufficient cash flows to recover the unamortized goodwill of $1,631,900 related to the store. Based on its historical performance, management did not believe that this goodwill was recoverable. Accordingly, the Company recorded a non-cash charge to write off the unamortized balance. Additionally, management has reassessed the realizability of the goodwill associated with a dealership acquired in November 2000. As of July 2002, this dealership had just completed two selling seasons and had not been able to demonstrate that it could generate sufficient cash flows to recover the unamortized goodwill of $591,957 related to the store. Based on its historical performance, management did not believe that this goodwill was recoverable. Accordingly, the Company recorded a non-cash charge to write off the unamortized balance. Finally, the Company has reassessed the recoverability of the unamortized goodwill associated with a facility that was previously destroyed by fire. It was the Company’s expectation to have the facility repaired and placed back in service within several months. Due to delays in construction the reopening was significantly postponed. Due to the significant delay in reopening the dealership and the resulting loss of competitive advantage in the marketplace, management determined that the unamortized balance of the goodwill of $1,612,862 was no longer realizable. Accordingly, the Company recorded a non-cash charge to write off the unamortized balance.

9. ENDORSEMENT AGREEMENT

In March 2002, the Company entered into an agreement with Affinity Group Inc., a company controlled by Mr. Adams, the then majority holder of the Company’s Series A Preferred Stock (see Notes 13, 19 and 22) and all of the Company Series AA Preferred Stock (see Notes 14 and 22), concurrent with the sale of the Company’s Series AA Preferred Stock. That agreement grants the Company a non-exclusive right to use its Good Sam™ name and logo, including trade names of all of Affinity’s service marks in connection with the sales and service of the Company’s products for a period of three years. Under the agreement, Affinity and the Company agreed to develop a marketing program for certain products and services offered by Affinity through its Good Sam™ program. All of the proceeds from the sale of the Series AA Preferred Stock, $1,500,000, were used to acquire the rights to use the Good Sam™ name and logo. In addition, the Company may be required to pay additional royalties for the use of licenses and other trademarks under the agreement. The Company is amortizing the cost of the endorsement agreement on a straight-line basis over the three-year term of the agreement. Amortization expense for the year ended October 2002 is $241,668. During July 2002, the Company re-assessed the realizability of the costs associated with the Good Sam™ endorsement agreement. At the time the agreement was consummated, the Company was operating 10 dealerships and it was anticipated that Company would be able to recover the costs associated with the endorsement agreement through benefits derived at all 10 dealerships. During the year ended October 31, 2002, the Company closed four dealerships and, because of the Company’s inability to acquire sufficient inventory due to its lack of an adequate floor plan facility, the Company anticipated closing another three dealerships subsequent to year-end. As a result of the closures, anticipated closures and, as highlighted in Note 2, relating to the Company’s financial condition and lack of an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

adequate floor plan agreement which could effect the Company’s ability to realize the benefit of this asset, the Company recorded an impairment charge of $1,258,332, of which $725,000 was recorded in the three months ended October 31, 2002, to write off the remaining unamortized balance associated with this intangible.

10. FLOOR PLAN CONTRACTS

During fiscal 2002, the Company financed substantially all new and used inventories through floor plan financing arrangements with one primary and several smaller lenders. These financing agreements generally require that substantially all new and used vehicles and marine products held in inventory be pledged as collateral. Advances become due upon sale of the related vehicle or marine product or as the related item ages beyond the allowable finance period.

The Company’s floor plan agreement with its primary lender expired on October 31, 2001. Subsequently, the Company continued to negotiate a new agreement, executing a forbearance and amendment to the expired agreement through January 23, 2002 while negotiations continued. The primary floor plan lender amended the forbearance agreement to extend the floor plan financing agreement to March 15, 2002 at which time the parties agreed to amend the expired forbearance agreement essentially under the same terms through October 31, 2002 lowering the maximum borrowing to $20,000,000 and adjusting the financial covenants based on the Company’s fiscal 2002 business plan. The Company was charged a loan origination fee of $200,000 with $50,000 paid at closing, $50,000 paid on May 7, 2002 and the remaining balance of $100,000 paid on November 1, 2002. The maximum borrowing was reduced again to $19,032,679 in May 2002 as a result of our sale of our Tampa property, which served as collateral for the floor plan with our primary lender (see Note 6). The maximum borrowing was further reduced to $18,192,679 in September 2002 as a result of our sale of our Las Cruces property, which also served as collateral for the floor plan (see Note 7). In connection with the amendment, the financial covenants were adjusted effective March 15, 2002. As of October 31, 2002, the Company was not in compliance with certain covenants contained within the floor plan agreement and had not received waivers for such events of defaults. On November 14, 2002, the Company executed an amendment to the Company’s floor plan which had expired October 31, 2002. Pursuant to the amendment, until December 13, 2002, the Company’s primary lender agreed to refrain from exercising any rights and remedies available under the expired amendment. Also pursuant to the amendment, the Company paid down the amount owed the primary lender by $4,800,000. The amount available for borrowing under the amendment was also reduced from $18,192,679 to $13,400,000. In connection with executing the amendment, Mr. Adams, the then majority owner of the Company’s Series A Preferred Stock (see Notes 13 and 22) and the sole owner of the Company’s Series AA Preferred Stock (see Notes 14 and 22), issued a commitment to our primary lender to acquire the Company’s debt owed to the lender on or before December 12, 2002. In addition to providing a commitment, Mr. Adams provided $4,300,000 of additional advances to the Company, which was used to make a portion of the $4,800,000 pay down. Of the $4,300,000 of additional advances by Mr. Adams, $1,000,000 was a secured convertible loan pursuant to the March 20, 2002 AGHI Finance loan agreement (see Note 12). The remaining $3,300,000 advance was made by AGI Holding Corp., a company owned by Mr. Adams, for a term of two years and at an interest rate of 12.75%, payable monthly. The loan is convertible into shares of common stock of the Company at a price of $1.99 per share and is secured by all of the assets of the Company. On December 13, 2002, a company owned by Mr. Adams acquired the floor plan from the Company’s primary floor plan lender for $7,800,000, making Mr. Adams the Company’s primary lender. Subsequent to the acquisition of the Company’s floor plan by a company owned by Mr. Adams, the $3,300,000 advance was added to the outstanding floor plan balance under the provisions of the floor plan agreement. Upon the purchase of the floor plan from the primary lender, the Company was obligated to enter into an additional amendment to the floor plan agreement whereby the maturity date was extended to November 15, 2004, there would be no further advances under the floor plan and the interest rate was changed to 12.75% per annum, payable monthly. On January 14, 2003, the Company executed a supplemental amendment to the floor plan agreement. Pursuant to the supplemental amendment, a company owned by Mr. Adams advanced the Company an additional $1,300,000 for the purpose of paying certain indebtedness. Additionally, pursuant to the supplemental amendment, the Company was obligated to reduce the principal amount of the debt owed under its floor plan agreement to $3,500,000 from the proceeds of sales of certain inventory and certain other assets owned by the Company. After the $1,300,000 advance and the additional $3,300,000 advance previously discussed, the Company owed approximately $12,263,000 under the acquired floor plan agreement, which the Company acknowledged and agreed in the supplemental agreement is due and payable upon demand. Subsequent to January 14, 2003, the Company sold its Spartanburg operations, certain inventory specified under the supplemental amendment and its Las Cruces operations. The proceeds from these sales have been used to reduce our outstanding floor plan balance. As of April 25, 2003, the balance outstanding on the floor plan is $5,751,099.

The Company has a floor plan facility at its West Virginia dealership with a $5,000,000 commitment level and $1,839,060 outstanding on the facility as of October 31, 2002. The lender previously requested additional security for the credit facility and had temporarily suspended the facility. As of October 31, 2002, the Company was not required to provide any additional security and the suspension was lifted. However, there can be no assurance that the lender will not request the additional security and suspend and/or call the loan.

The Company has negotiated an arrangement with one of its floor plan providers that requested to be paid down in February 2001 because of the Company’s less than acceptable performance under its floor plan agreement and because the provider subsequently exited the business of providing floor plan financing to RV dealers. On August 26, 2002, the Company entered into a two-year term note for $253,598 which is net of an initial payment of $100,000 which was due September 2002. As of October 31, 2002, the Company had paid $75,000 of the initial $100,000 payment which was due in September 2002. The note is payable in equal monthly installments beginning in September 2002 and bears interest at a rate of prime plus 5%. As of October 31, 2002, the remaining unpaid balance on the term note was $282,465. Additionally, as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

October 31, 2002, there was a remaining balance of $143,892 still outstanding on the floor plan that was not converted to the previously mentioned term note. The Company concluded the pay down of the remaining floor plan in May 2003. As of April 25, 2003, the Company had paid $75,000 of the initial $100,000 payment which was due in September 2002.

Maximum borrowings available under the contracts were $23,192,679 of October 31, 2002. The following summarizes certain information about the borrowings under the floor plan contracts:

	OCTOBER 31,

	2002	2001

Maximum amount outstanding at any month end	$28,633,959	$54,193,919
Average amount outstanding during the period	$21,729,928	$39,829,142
Weighted average interest rate during the period	15.97%	10.60%
Weighted average interest rate at the end of the period	17.07%	9.20%

11. OTHER DEBT

Bridge Financing

In December 2000 the Company received $1,000,000 in bridge financing advanced by an unrelated third party at an annual interest rate of 15%. The Company granted warrants to purchase 2,500 shares of common stock at $40.20 per share, 110% of the average market price for the 21 trading days prior to closing. These warrants were valued at approximately $25,000 and charged to interest expense during the year ended October 31, 2001 based on a Black-Scholes option pricing model with the following assumptions: (1) average discount rate of 4.9%, (2) volatility of 30% and (3) a warrant life of five years. In addition, the Company provided the unlimited use of a Class A RV charging the cost of the unit of $127,000 to advertising expense. The loan is currently due on demand. The Company made a $50,000 principal payment during the year ended October 31, 2002 and the prospective holder of the Company’s Series B Preferred Stock (see discussion below) paid $500,000 directly to the lender on behalf of the Company. Additionally, the Company transferred title to the RV for which the lender had been granted rights to unlimited use to the lender in exchange for a reduction in the amount owed of $25,000. On the date of transfer, the fair market value of the RV was $110,000 and the difference between the fair market value and the debt reduction was charged to operations. To date, the Company has not made any payments of interest related to this debt. As of October 31, 2002, the outstanding principal balance was $425,000.

In January 2001, the Company received $500,000 in bridge financing from an affiliate of a then director and a then officer/director of the Company (See Note 19). The note had a stated interest rate of 6.75% with interest and principal due at maturity. The outstanding principal balance at October 31, 2001 was $340,000. In June 2001, the Company obtained 6,500 shares of the Company’s free trading common stock from the affiliate to combine with a $20,000 cash settlement of all claims under an Amended Employment Agreement with its former Chief Financial Officer. In connection with the share settlement of this obligation on behalf of the Company, the Company’s debt to this affiliate was increased by $200,000 based on the trading value of the 6,500 shares at that time. As of October 31, 2001, the unpaid balance of this advance was $67,000. During January 2002, the Company agreed to convert into 47,938 shares of common stock, at a per share conversion price of $6.00, $287,629 of the unpaid balance including accrued interest of $27,866 of this bridge financing and demand loan from an affiliate of a former director and a former officer/director of the Company. The market price of the Company’s common stock at the conversion date was $9.50. Had the conversion been made at market price, the Company would have issued 30,277 shares. The incremental shares issued (17,662) valued at market price is $167,784 and this amount has been recorded as note conversion expense. The remaining balance of the bridge financing and demand loan of $128,000 was assigned by the former officer/director of the Company to the Company’s then CEO in settlement of non-Company obligations between these two parties. The then CEO agreed to eliminate the interest charge prospectively and to structure a repayment schedule to fit within the Company’s cash flow parameters, with payment due on or before December 31, 2003. On April 17, 2002, the outstanding balance was paid in full to the Company’s then CEO.

In August 2001, the Company received $500,000 in bridge financing from an unrelated third party. The loan bears an interest rate of 10% with interest payable on the last business day of each month until maturity, October 31, 2001, with the principal balance due at maturity. In addition, the Company granted the right to the lender to a second mortgage on certain dealership properties collateralized by a first mortgage of its primary lender. The Company also granted 2,500 warrants to purchase the Company’s common stock at $31.60 per share, the market closing price on the date of the grant. The warrants expire on the fifth anniversary date of the grant. The warrants were valued at approximately $26,000 based on a Black-Scholes option pricing model with the following assumptions: (1) average discount rate 3.75%, (2) volatility of 30% and (3) a warrant life of five years. In January 2002, the Company agreed to restructure the $500,000, 10% bridge financing received in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

August 2001 by converting $250,000 into common stock and with the per share conversion price to be determined at a future date to be determined by the Company’s management. Payment of the remaining $250,000 balance will be due no later than December 31, 2003. In addition, the holder agreed to release the junior security interest in the Tampa, Florida and Las Cruces, New Mexico properties. On July 24, 2002, in exchange for payment of $5,000 the lender agreed to restructure the bridge financing to waive all accrued and unpaid interest as well as waive all future interest.

On September 30, 2002, the Company entered into a term sheet with the lender to further restructure the loan whereby $324,800 of principal would be converted into shares of the Company’s common stock at a conversion rate of $0.80 per share and $75,200 would be forgiven in exchange for a payment of $30,000 on the date of the term sheet and seven monthly payments of $10,000. The restructuring and conversion was effectuated on January 2003.

Notes and Mortgages

The Company has various term notes and mortgages outstanding with an aggregate principal balance of $12,313,565 at October 31, 2002. The notes are collateralized by real property or by other assets of the Company. Each of the Company’s mortgages contain certain covenants which have not been met. Accordingly, all mortgages have been classified as current in the accompanying consolidated balance sheet as of October 31, 2002. The holders of a $4,700,235 mortgage have brought a foreclosure action (see Notes 4 and 20).

Series B Preferred

In December 2001 and February 2002 the Company received $250,000, respectively, as the first and second tranche payments on a proposed investment of $1,250,000 in Series B preferred stock of the Company. The terms were expected to be essentially identical to the Series A preferred stock, except that the Series B preferred stock would be junior in status to the Series A preferred stock. Final placement of the Series B preferred stock was also subject to final negotiation and completion of definitive documentation and all authorizations required under applicable law. The proceeds were expected to be used to repay the Company’s 15% $1,000,000 bridge financing obtained in December 2000 (see discussion above). At October 31, 2002, the $500,000 payment is classified as a current liability in the current portion of notes payable.

Future principal maturities of term loans and mortgage debt from acquisitions as of October 31, 2002 are as follows:

YEAR ENDING OCTOBER 31,

2003	$12,107,088
2004	167,092
2005	12,241
2006	13,108
2007	14,036
Thereafter	—

Total	$12,313,565

12. NOTE PAYABLE TO AFFILIATE

On March 20, 2002, AGHI Finance Co., LLC, which is wholly-owned by Mr. Adams, the Company’s now majority stockholder (see Note 9), loaned the Company $1,600,000 for a term of one year at an interest rate of 20%, payable quarterly, one half of which may be paid in stock at the discretion of the Company’s board of directors. The loan is convertible into shares of common stock of the Company, upon receipt of stockholder approval, which was received on June 21, 2002, at a price equal to the lower of $5.00 per share or the closing price for the shares of common stock of the Company on the trading day prior to the issuance date of the shares of common stock subject to conversion. If certain specified events of default occur, as defined in the loan agreement, the lender may declare the principal and interest payable immediately, the interest rate increases to 25% and the Company is subject to a 6% late fee if the event of default is a lack of timely payment. As collateral for the note a lien has been placed on all assets of the Company. Through October 31, 2002, the lender has not communicated any intention relating to a required prepayment of the note due to ongoing events of default; however, there can be no assurance that the lender will not call the loan. As of October 31, 2002, the interest rate on the note was 25%, as the Company had not paid the interest due in cash relating to the months of June through October 2002. The Company was charged a $50,000 origination fee, which was deducted from the proceeds of the loan and is being amortized over the life of the loan. In accordance with the terms of the note, the Company is committed to pay a fee equal to 10% of the loan amount 91 days and 181 days from the loan origination date. These fees can be paid in the form of the Company’s common stock with the approval of the Company’s Board of Directors. Accordingly, the Company accrued $320,000 on March 18, 2002 and is amortizing these fees to interest over the life of the loan. As of October 31, 2002, this fee had not been paid. Additionally, the stockholders of the Company approved the issuance of a warrant, relating to this note, to purchase 180,000 shares of its common stock exercisable at $5.00 per share with a term of five years. During the period from September 2002 through November 2002, AGHI amended this term loan and advanced the Company an additional $3,500,000 of which $2,180,000 was received through October 31, 2002 and are convertible under the same terms as the initial $1,600,000 loan. The term loan matured on March 18, 2003 and as of April 25, 2003, the entire balance of $5,100,000 plus accrued interest is due upon demand.

The variable provisions of the note’s conversion price deemed beneficial value, as it relates to the initial $1,600,000 loan, to AGHI of $1,600,000, which is equal to the initial proceeds of the note and is the maximum beneficial conversion that can be recorded as of October 31, 2002. The $1,600,000 beneficial conversion value has been recorded as a charge to interest expense on note payable to affiliate during the year ended October 31, 2002. This interest charge, relating to the initial loan, could be reduced in future periods should the fair market value of the Company’s common stock increase up to the fair market value of the Company’s common stock on the loan commitment date. Additional charges could be recorded to interest expense should the fair market value of the Company’s common stock exceed the conversion price ceiling of $5.00 per share. Interest charges resulting from conferred beneficial value could be recorded in future periods relating the subsequent advances should the fair market value of the Company’s common stock drop below the fair market value of the Company’s common stock on the commitment date of each subsequent advance.

13. SERIES A PREFERRED

On January 3, 2002, the Company’s Board of Directors authorized the issuance of up to 35,000 shares of Series A Preferred Stock, of which 8,807 have been designated Sub-Series A-1 Convertible Preferred Stock (the “Series A-1 Shares”) and 26,193 have been designated Sub-Series A-2 Stock (the “Series A-2 Shares, collectively the “Series A Shares”). The holders of the Series A Shares are entitled to dividends at a rate of 10% of the purchase price per annum, which accrue on a daily basis and are payable in cash each quarter. If certain specified events of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

default occur, that dividend rate increases to 15%. The Series A-1 and A-2 Shares have identical rights and preferences, except that the holders of the Series A-1 Shares had the right to convert immediately into shares of the Company’s common stock and the right to vote on an as converted basis. The Series A-2 Shares were not convertible into shares of the Company’s common stock nor had the right to vote on an as converted basis until the stockholders of the Company approved the issuance of the shares of common stock into which the Series A-2 Shares would convert. The Series A Shares are also entitled to a redemption payment equal to 125% of the original issuance price plus accrued and unpaid dividends (the “Liquidation Price”) upon the sale or liquidation of the Company or upon an event of default, as defined. Upon the occurrence of a default, as defined in the Certificate of Designation, Rights and Preference, to include the failure to pay dividends, each holder of the Series A shares has the right to request redemption of the Series A shares at their liquidation price.

In January 2002, the Company sold 20,000 shares of Series A preferred stock, which consisted of 5,032 shares of the Series A-1 and 14,968 shares of the Series A-2, for $2,000,000, with warrants to purchase 100,000 shares of common stock at an exercise price of $5.00 per share. The holders of the Series A-1 Shares had the right to convert immediately into shares of the Company’ common stock and the right to vote on an as converted basis. The voting and conversion rights of the Series A-2 shares were subject to stockholder approval. The Company received approval at its 2002 Annual Meeting of its Stockholders in June 2002.

As of October 31, 2002, the dividend rate was 15%, as the Company had not made the Series A Preferred quarterly dividend payments due March 31, 2002, June 30, 2002 and September 30, 2002, which constitutes an event of default. However, through October 31, 2002, the Company had not received any notices requesting the redemption of the Series A preferred. In January 2003, all the Series A Shares were converted (see Note 22).

Upon the issuance of the Series A Shares and pursuant to the Certificate of Designation, Rights and Preference the Company was required to redeem the Series A shares, including any accrued and unpaid dividends, on December 31, 2007 and, therefore, the Series A shares have been classified in the mezzanine section in the accompanying balance sheet. Redemption could be required sooner at the Liquidation Price in the event of a change in control, as defined in the Certificate of Designation, Rights and Preferences, a delisting of the Company’s common stock, or a failure to honor a conversion request and other events including non-payment of dividends. On February 14, 2002, prior to the Company’s filing of its Form 10-Q for the period ended January 31, 2002, the Company was notified by the Nasdaq National Market that it had failed to comply with certain listing requirements and was therefore subject to delisting. Accordingly, the Company recorded the Series A shares at their Liquidation Price in January 2002. On April 29, 2002, the Nasdaq Listing Qualifications Panel approved the Company’s transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. Subsequent to October 31, 2002, the Company was delisted from Nasdaq Small Cap Market (see Note 22). As a result of non-payment of dividends due on March 31, 2002, June 30, 2002 and September 30, 2002, an event of default existed at October 31, 2002. Accordingly, the Company reflected the Series A shares at their Liquidation Price in the condensed consolidated balance sheet as of October 31, 2002. In January 2003, all the Series A Shares were converted (see Note 22).

A majority of the Series A Shares (15,000 of the 20,000) issued by the Company in January 2002, were issued to Mr. Adams in connection with a strategic business relationship. That relationship is described in Note 9. These shares were sold as units, together with warrants to purchase shares of common stock. Also in connection with the issuance of the Series A Shares to Mr. Adams, the Company entered into an agreement obligating the Company to issue Mr. Adams 25,000 shares of common stock of the Company if the Company did not consummate the sale, and leaseback, of the Las Cruces, New Mexico property to Mr. Adams pursuant to certain terms. Because of the ongoing discussions between the Company and the investor regarding the Affinity Endorsement Agreement (see Note 9), and the proximity of the issuance of the Series A preferred stock and the Affinity Endorsement Agreement, the Company believes that the application of EITF Issue No. 01-1, “Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash” (“EITF No 01-1”) is appropriate. On the date of the issuance of the Series A Shares, the Company’s stock was trading at $10.00 per share and the conversion feature of the Series A preferred stock was priced at $5.00 per share. Therefore, the fair market value of the Series A preferred stock, convertible into 300,000 shares of common stock, was $3,000,000. The related warrants, valued utilizing the Black-Scholes option-pricing model as discussed below, had a fair market value of $500,000 on the date of the transaction. Combined the units had a fair value of $3,500,000 at the date of the transaction. In accordance with the consensus in EITF Issue No. 01-1, the Company has recorded a charge of $2,000,000, which is equal to the excess of the fair market value of the units over the amount received in cash. The Company considered this cost to be an inducement for Affinity to enter into future strategic relationships with the Company, as evidenced by the Affinity Endorsement Agreement. That amount has been classified as marketing expense in the accompanying statement of operations for the year ended October 31, 2002.

In addition to the 15,000 shares sold to an investor in connection with a strategic business relationship, the Company sold 5,000 Series A Shares, with warrants to purchase 25,000 shares of common stock at an exercise price of $5.00 per share, to another investor for gross proceeds of $500,000. Because the Series A-1 Shares that comprised a part of those units could convert to common stock at a conversion price that was less than the quoted market price of its common stock on the date of the issuance of the Series A-1 Shares, the Company recorded a beneficial conversion as discussed below. On the date of the issuance of the Series A-1 Shares, the Company’s stock was trading at $10.00 per share and the conversion feature of the Series A Shares was priced at $5.00 per share. Therefore, the fair market value of these Series A Shares, convertible into 100,000 shares of common stock, was $1,000,000. The related warrants, valued utilizing the Black-Scholes option-pricing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

model as discussed below, had a fair market value of $167,000 on the date of the transaction. Accordingly, the portion of the proceeds ascribed to these Series A Shares is $333,000 (the total proceeds of $500,000 less the portion ascribed to the warrants of $167,000). The beneficial conversion value adjusted for the fair value allocation would have been in excess of $333,000 and, therefore, is limited to that amount. However, because these Series A Shares were subject to immediate mandatory redemption, given the potential of default relating to Nasdaq delisting issues previously discussed, these Series A Shares were accreted to its liquidation price. The beneficial conversion feature equal to the conversion feature of $333,000 plus additional accretion up to its liquidation price has been recognized as a deemed dividend to the Series A stockholders in the accompanying statement of operations for the year ended October 31, 2002.

The warrants contain certain provisions that may preclude the Company from settling them in shares at the time they are exercised. Accordingly, in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock", the Company has classified those warrants as a liability in the accompanying balance sheet. Furthermore, those warrants will be remeasured each period with changes in their fair value reflected in the Company’s statement of operations. The warrants were valued at the date of issuance utilizing the Black-Scholes option-pricing model using the Nasdaq closing bid price on the date of the transaction as the fair value, $5.00 as the exercise price, and historical volatility rate of 41% and a risk-free six-year interest rate of 5.01%. The Black-Scholes option-pricing model is also used at each remeasurement date. Upon the issuance of the warrants the Company recorded a charge of $500,000 to marketing expense which was included in the $2,000,000 charge previously discussed and a charge of $160,000 to interest expense. As of October 31 2002, the Company’s consolidated balance sheet includes a Series A common stock warrant liability of $15,000. The effect of remeasuring the warrants on the Company’s statement of operation for the year ended October 31, 2002, was a reduction of marketing expense of $490,000 for the warrants issued to an investor in connection with a strategic business relationship (see Notes 9) and an interest expense reduction of $155,000 relating to the remaining warrants.

The Certificate of Designation, Rights and Preferences also provided for adjustment in the conversion price of the Series A Shares in the event of certain future events. However, because the Company recorded the maximum beneficial conversion feature at issuance, no further beneficial conversion will be recognized if and when those events occur. Subsequent to October 31, 2002, the holders of the series A Preferred Stock elected to exercise their right to convert the preferred stock into shares of the Company’s preferred stock (see Note 22).

14. SERIES AA-2 PREFERRED STOCK

In March 2002, the Company’s board of directors designated a new series of preferred stock as Series AA-2 preferred stock and authorized the issuance of 15,000 shares of that series to raise a total of $3,500,000. In March 2002, the Company sold 150 units (each of which consisted of 100 shares of Series AA-2 preferred stock and warrants to purchase 500 shares of common stock at an exercise price of $5.00 per share) for a purchase price of $1,500,000, less transaction costs of approximately $10,000, to Mr. Adams, the majority holder of the Series A Shares issued in January 2002. The shares of Series AA-2 preferred stock that are included in the units have the same preferences, rights, qualifications, limitations and restrictions as the Series A-2 Shares issued in January 2002.

As of October 31, 2002, the dividend rate was 15% as the Company had not made the Series AA-2 preferred quarterly dividend payments due June 30, 2002 and September 30, 2002, which constitutes an event of default under the Certificate of Designation, Rights and Preferences.

Since the Series AA-2 preferred stock was subject to immediate mandatory redemption, given the potential of default relating to Nasdaq delisting issues and event of default due to non-payment of dividends previously discussed, the Series AA-2 preferred stock was accreted to its liquidation price and classified as redeemable preferred stock in the mezzanine section of the Company’s condensed consolidated balance sheet as of October 31, 2002.

The shares of Series AA-2 preferred stock were initially convertible at a conversion price of $5.00 per share. Subsequent to October 31, 2002, the holder of the Series AA-2 Preferred Stock exercised its right to convert the Series AA-2 preferred stock in shares of the Company’s common stock (see Note 22).

The units, consisting of shares of Series AA-2 preferred stock and warrants, were sold to Mr. Adams in combination with establishing a strategic relationship between an affiliate of Mr. Adams and the Company. That relationship is described above in Notes 9 and 13. Also in connection with the issuance of the Series AA-2 preferred stock, the Company granted the purchaser a right of first refusal with respect to the potential sale by the Company of certain real property owned by the Company. Those units had a fair value of approximately $1,680,000 at the date of the transaction. In accordance with the consensus in EITF Issue No. 01-1, “Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash”, the Company recorded a charge equal to the excess of the fair value of the units over the amount received in cash as marketing expense in its statement of operations for the year ended October 31, 2002. The accompanying warrants contain certain provisions that may preclude the Company from settling them in shares at the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

time they are exercised. In accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company’s consolidated balance sheet includes a Series AA-2 common stock warrant liability of $10,000 as of October 31, 2002. Furthermore, those warrants will be remeasured each period with changes in their fair value reflected in the Company’s statement of operations. The effect of remeasuring the warrants on the Company’s statement of operations for the year ended October 31, 2002, was a reduction of marketing expense of $170,000.

15. STOCK OPTIONS AND WARRANTS

The Company’s 1999 Stock Option Plan (“Plan”) provides for the issuance of up to 50,000 shares of common stock to regular full-time employees. The Plan allows for the issuance of either non-qualified or incentive stock options. The option exercise price shall be no less than 100% of the fair market value per share of common stock on the date of grant, except that such price must be at least 110% of the fair market value for employees who own more than 10% of the outstanding shares of the Company. In the case of non-qualified options, the exercise price shall generally be the fair market value, although the Compensation Committee of the Board of Directors may grant options with exercise prices less than fair market value. The options are exercisable, as determined by the Committee, over a period of time, but not more than ten years from the date of grant, and will be subject to such other terms and conditions as the Committee may determine.

During fiscal year 2000, the Company’s 1999 Stock Compensation Program (the “Stock Compensation Program”) was approved by the Company’s shareholders. The Stock Compensation Program shall be administrated by the Company’s Board of Directors, and provides for the issuance of up to 300,000 shares of common stock to employees and non-employees. Awards under the Stock Compensation Program shall be issued under the general provisions of the Stock Option Program and are exercisable, as determined by the Company’s Board of Directors, over a period of time, but not more than ten years from the date of grant. Options granted under the Plan may be incentive stock options or non-qualified stock options. Stock purchase rights and stock appreciation rights may also be granted under the Plan. The exercise price of incentive stock options and non-qualified options shall be no less than 100% and 85%, respectively, of the fair market values of the Company’s common stock on the grant date.

At the Company’s January 18, 2001 Board of Director’s meeting, the Directors approved the grant of employee stock options to purchase shares of the Company’s common stock to all employees employed on that date with one year of continuous employment with the Company. Options to purchase 48,775 shares of common stock were awarded in connection with this action. These options vest over two years, have a term of 10 years, and an exercise price of $40.00 per share based on the fair market value of the Company’s common stock at January 18, 2001. The Directors also approved the granting additional future options under this program to employees employed at January 18, 2001 as they reach one year of continuous employment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table summarizes the activity of the Company’s stock option plans:

	WEIGHTED AVERAGE

	NUMBER OF	EXERCISE PRICE
	OPTIONS	PER SHARE

Options outstanding, October 31, 1999	67,000	$21.10
Granted	101,600	55.50
Exercised	(13,500)	18.30
Forfeited	(20,500)	36.40

Options outstanding, October 31, 2000	134,600	44.70
Granted	72,875	38.10
Exercised	—	—
Forfeited/Canceled	(81,850)	44.20

Options outstanding, October 31, 2001	125,625	41.20
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(43,450)	45.89

Options outstanding, October 31, 2002	82,175	$38.74

At October 31, 2002, the 82,175 options outstanding under all stock option plans are summarized in the following table:

		WEIGHTED	AVERAGE		AVERAGE WEIGHTED
RANGE OF		AVERAGE	EXERCISE		EXERCISE
EXERCISE	NUMBER	REMAINING	PRICE	NUMBER	PRICE
PRICES	OUTSTANDING	LIFE(1)	PER SHARE	EXERCISABLE	PER SHARE

$17.00 - $25.50	12,500	2.21	$17.00	12,500	$17.00
$25.60 - $38.30	20,000	6.79	$31.50	18,000	$31.54
$38.40 - $57.40	39,675	7.61	$41.50	15,500	$43.84
$57.50 - $86.10	10,000	7.21	$67.50	10,000	$67.50

Total	82,175			56,000

      (1) Average remaining contractual life in years

On April 13, 2000, the Company entered into a financial consulting and investment agreement with Schneider Securities, Inc. for a term of one year. Compensation for these services consists of $20,000 payable upon execution of the agreement and $60,000 in installments over the remaining term of the agreement. In addition, the Company issued to Schneider warrants to purchase up to 35,000 shares of common stock as follows: 15,000 shares at $50.00 per share; 10,000 shares at $75.00 per share; and 10,000 shares at $100.00 per share. The warrants have a one-year vesting period and a term of five years. Approximately $360,000 has been ascribed to the warrants under the Black-Scholes option pricing model valuation with the following assumptions: (1) an average discount rate of 5.5%, (2) volatility of 31% and (3) an option life of five years. The value was recognized as consulting expense by the Company over the warrants vesting period. None of these warrants have been exercised as of October 31, 2002.

In December 2000 and August 2001, the Company issued 2,500 warrants each under bridge financings (see Note 11 ).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

In January 2002 and March 2002, the Company issued warrants to purchase 175,000 shares of the Company’s common stock in connection with the sale of the Company’s Series A Preferred Stock and Series AA Preferred Stock (see Notes 13 and 14) to Mr. Adams and another investor.

In March 2002, the Company issued warrants to purchase 180,000 shares of the Company’s common stock in connection with the origination of a note payable to a company owned by Mr. Adams (see Note 12).

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

Had compensation expense been determined based upon the fair value of the options at their grant dates in accordance with SFAS 123, the net loss and net loss per share for fiscal 2002 and 2001 would have been increased by approximately $259,000 and $696,000, respectively and $.28 and $.85, respectively. The weighted average fair value of the options granted in fiscal 2001 was $2.32 per share. There were no options issued in fiscal 2002.

The fair value of each option grant during fiscal 2001 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

2001

Average discount rate	5.25%
Volatility	41%
Average option life	10 years

16. INCOME TAXES

On March 9, 2002, the “Job Creation and Worker Assistances Act” (H.R. 3090) became effective. The new law made numerous changes to the U.S. corporate tax laws, including the temporary extension of the general net operating loss carry back period to five years (from two years under prior law) for net operating losses arising in taxable years ending in 2001 and 2002. As a result of the change in tax law, the Company was able to carry back net operating losses, which were fully reserved with a valuation allowance. Accordingly, the Company recorded an income tax benefit of $1,670,492 to reflect the change in the Company’s tax valuation allowance.

The components of income taxes (benefit) are as follows:

	OCTOBER 31,

	2002	2001	2000

Current:
Federal	$(1,670,492)	$—	$(1,302,000)
State	(110,042)	—	(135,000)

	(1,780,534)	—	(1,437,000)

Deferred:
Federal	—	(53,343)	(302,120)
State	—	—	(36,000)

	—	(53,343)	(338,120)

Total income taxes (benefit)	$(1,780,534)	$(53,343)	$(1,775,120)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The components of deferred tax assets and liabilities consist of the following:

	OCTOBER 31,

	2002	2001

Deferred tax assets:
Accrued warranty	$350,456	$113,000
Property and equipment	(40,384)	51,000
State NOL carryover	633,650	551,000
Non-compete agreement	—	73,000
Inventory	434,235	786,000
Deferred finance income	783,526	917,000
Deferred gains on sale leasebacks	(144,708)	—
Accrued vacation	28,032	38,000
AMT Credit	—	122,000
Federal NOL Carryover	7,074,092	2,632,000
Good Sam™ Endorsement Intangible	553,600	—
Other	103,392	34,000

Total deferred tax assets	9,775,891	5,317,000
Less current deferred tax assets	—	—
Less deferred tax asset valuation allowance	9,775,891	(5,317,000)

Long-term deferred tax assets	$—	$—

The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company and its consolidated subsidiaries have established a valuation allowance against deferred tax assets of $9,775,891 and $5,317,000 at October 31, 2002 and 2001, respectively. At October 31, 2002, the Company had state net operating losses available for carryforwards of approximately $633,650. Such carryforwards begin to expire in year 2011.

Due to a possible change in ownership control of the Company, as defined under the Internal Revenue Code Section 382, net operating losses may be limited in their availability to offset future taxable income.

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

	OCTOBER 31,

	2002		2001

	AMOUNT	PERCENT	AMOUNT	PERCENT

Income taxes (benefits) at statutory rate	$(7,086,452)	34.00%	$(5,313,000)	34.0%
State income taxes, net of federal benefit	(1,287,324)	6.18%	(544,000)	3.5%
Debt conversion	57,047	(.27)%	539,000	(3.5)%
Increase in valuation allowance	4,458,891	(21.39)%	5,317,000	(34.03)%
Goodwill Impairment	1,699,274	(8.15)%	666,544	(4.27)%
Other	378,030	(1.83)%	(718,544)	4.60%

Income taxes (benefits) at effective rates	$(1,780,534)	8.54%	$(53,000)	—

At October 31, 2002, the Company had federal net operating loss carryforwards of approximately $12,908,305 available to reduce future taxable income which expires October 31, 2022. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of the net operating loss carry forwards which can be used in future years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

17. EMPLOYEE BENEFIT PLANS

The Company has a Profit Sharing and Employee Investment Plan, which covers substantially all employees meeting certain minimum age and service requirements. Employee contributions to the investment plan may, at the Company’s discretion, be matched 25% up to a maximum employee contribution of 6% of the employee’s compensation. Also, at the Company’s discretion, a profit-sharing contribution may be made. Company contributions to the plan, included in selling, general and administrative expenses, were approximately $69,000 and $58,000 for the years ended October 31, 2001 and 2000, respectively. The Company did not elect to match the employee’s contribution nor did it elect to make a profit sharing contribution for the year ended October 31, 2002.

Employee Stock Purchase Plan: Employees of the Company who are employed for at least five consecutive months in any calendar year, are employed at least twenty hours per week, and own less than 5% of the common stock, may purchase common stock at a 15% discount of fair market value.

18. CAPITAL AND OPERATING LEASE COMMITMENTS

Capital Lease: The Company leases computer equipment under agreements, which are classified as capital leases. Upon expiration of each of the leases, the Company will have an option to purchase the computer equipment for a nominal amount. The equipment is included in property and equipment in the amount of approximately $297,000 and $243,000 as of October 31, 2002 and 2001 respectively, net of accumulated amortization of $449,167 at October 2001. There was no related accumulated amortization at October 31, 2002 as the Company placed the related computer equipment in service on October 31, 2002.

As of October 31, 2002, the future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

			RELATED PARTY
	CAPITAL	OPERATING	OPERATING
	LEASE	LEASE	LEASES

Year ending October 31,
2003	$120,881	$835,847	$126,000
2004	115,410	819,292	126,000
2005	98,988	712,788	126,000
2006	89,277	418,306	126,000
2007	75,681	233,412	126,000
Thereafter	—	758,589	1,249,500

Total minimum lease payment	$500.238	$3,778,234	$1,879,500

Less amount representing interest	98,638

Present value of minimum lease payments	401,600
Less current portion	80,586

Long-term capital lease obligation	$321,014

The Company’s rental expense under operating leases for the fiscal years ended October 31, 2002, 2001 and 2000 was $2,056,825, $1,369,043 and $652,683 respectively.

Related party operating lease represents the Company’s lease associated with the Las Cruces, New Mexico store which is with REC LC, LLC, a company wholly-owned by Mr. Adams (see Notes 7 and 19). During fiscal 2002, the Company incurred rent expense of $13,995 relating to this lease.

19. RELATED PARTY TRANSACTIONS

Lease Payments

During fiscal 2000, the Company leased facilities from an officer of the Company for an aggregate of $147,000. There were no rents paid to related parties during the fiscal year ended October 31, 2001.

During fiscal 2002, the Company leased facilities from a company wholly-owned by Mr. Adams for an aggregate rent of $13,995.

Imperial Group Holdings

In January 2001, the Company received $500,000 in bridge financing from Imperial Group Holdings, LLC , an affiliate of a director and a officer/director of the Company (See Note 11) at that time. In January 2002, the Company agreed to convert $324,307 of the $452,307 debt owed to Imperial Group Holdings into 479,382 shares of common stock of the Company. The remaining balance of debt, $128,000, was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

assigned by Imperial to Mr. Lemonis, the then Chief Executive Officer of the Company, in settlement of obligations Imperial had to Mr. Lemonis. In connection with the assignment, Mr. Lemonis agreed to eliminate the interest charge and to structure a repayment schedule to fit within the Company’s cash flow parameters, with payment due on or before December 31, 2003. On April 17, 2002, the outstanding balance was paid in full to Mr. Lemonis.

Former Chief Financial Officer

On January 15, 2001, the Company’s Chief Financial Officer resigned. The employment agreement provided for a termination payout of approximately $220,000, which was accrued and expensed at that time. In June 2001, an affiliate of the then chairman and director, settled a portion of the Company’s obligation with the former CFO by giving him 6,500 shares of the Company’s common stock. The Company issued an unsecured note for $200,000 representing the market value of the shares. The Company partially offset the liability by transferring to the holder vehicles and marine inventory at the book carrying value. The unpaid balance at October 31, 2001 is $67,000, which was paid in 2002 (See Note 11).

Mr. Adams

In January 2002, Mr. Adams purchased 15,000 shares of Series A Convertible Preferred Stock (Series A, consisting of 3,774 shares of Sub-Series A-1 Convertible Preferred Stock (Series A-1) and 11,226 shares of Sub-Series A-2 Convertible Preferred Stock (Series A-2)), plus warrants to purchase 75,000 shares of common stock of the Company, for $1,500,000. The Series A-1 had voting rights on an as converted basis. This voting right represented approximately 3.4% of the Company’s outstanding shares. The shares of Series A-2 were not convertible and did not have voting rights until approval by the Company’s stockholders, which occurred in June 2002.

In conjunction with the sale of the Series A Preferred Stock to Mr. Adams, the Company’s then Chief Executive Officer, without the knowledge or authorization of the Company’s Board of Directors, entered into an agreement (the “January 2002 agreement”) with Mr. Adams that would require the Company to issue to Mr. Adams 25,000 shares of common stock if the Company did not consummate the sale, and leaseback, of the Las Cruces, New Mexico property to Mr. Adams subject to certain terms. In September 2002, to pay down the Bank of America loan, the Company sold the real property at the Las Cruces, New Mexico dealership to Mr. Adams for $860,000, which was $270,800 over its carrying value and approximately $440,000 less than its appraised value. Concurrent with the sale of the property, the Company entered into a 15-year lease for the property with Mr. Adams for an annual lease payment of $123,000 increasing to $158,400 per year for the last five years of the lease, plus all taxes imposed on the property and premiums for property and casualty insurance as requested by the lessor. In October 2002 the Company’s Board of Directors authorized the issuance of the 25,000 shares of common stock of the Company to Mr. Adams since the sale/leaseback transaction had not been consummated pursuant to the terms of the prior agreement entered into by the Company’s then Chief Executive Officer.

On March 20, 2002, Mr. Adams purchased 15,000 shares of Series AA-2 Convertible Preferred Stock (Series AA-2) for $1,500,000. The shares of Series AA-2, like the Series A-2, were not convertible and did not have voting rights until approval by the stockholders of the Company, which occurred in June 2002. All of the proceeds of the Series AA-2 shares, $1,500,000, were used to acquire from a company controlled by Mr. Adams a non-exclusive right to use the Good Sam ™ name and logo (see Note 9).

Also on March 20, 2002, the Company entered into a loan agreement (Loan Agreement) with a company wholly-owned by Mr. Adams, pursuant to which the Company was loaned $1.6 million. The initial terms of the Loan Agreement provided for an annual interest rate of 20%, a one-year term and the right to convert into shares of common shares of the Company, upon receipt of stockholder approval, at the price of the lower of $5.00 per share or the closing price for the shares of common stock of the Company on the trading day prior to the issuance date of the shares of common stock subject to conversion. There was also a $50,000 fee, plus an additional fee of $160,000 if 10% of the loan had not been repaid within 90 days of the loan, plus an additional fee of $160,000 if an additional 10% of the loan had not been repaid within 180 days of the loan. The Company also issued warrants to purchase 180,000 shares of common stock at $5.00 per share.

Also in March, 2002, the Company entered into agreements with Mr. Adams granting Mr. Adams the right of first refusal to purchase our property located in Las Cruces, New Mexico and in Spartanburg, South Carolina.

In June 2002, stockholders of the Company approved the right of the holders of the Series A and Series AA-2 Preferred Stock to convert their shares of Preferred Stock into shares of common stock of the Company; the right of Mr. Adams to convert the $1.6 million note into shares of common stock of the Company; and the right of the holders of the warrants issued with respect to the Preferred Stock and the $1.6 million note to exercise their warrants to purchase 355,000 shares of common stock. After such approval, Mr. Adams had voting rights, on an as converted basis of 428,250 shares, representing approximately 30.1% of the outstanding shares of the Company, and had the right to acquire approximately 1,250,000 shares of common stock of the Company, which would represent more than 50% of outstanding shares of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

In October 2002, the Company entered into an amendment to its Loan Agreement with Mr. Adams for additional loans of $1.4 million. The terms of the Loan Agreement remained the same: an annual interest rate of 20%, a one-year term and the right to convert into our common shares, at the price of the lower of $5.00 per share or the closing price for the shares of common stock of the Company on the trading day prior to the issuance date of the shares of common stock subject to conversion. Later in October 2002, we entered into a term sheet (“Term Sheet”) with Mr. Adams whereby Mr. Adams agreed to make an additional investment of up to $3.5 million, of which $1.7 million had already been advanced, in the form of secured debt convertible into shares of our common stock at $.62 per share, the closing price on the last trading day prior to the execution of the Term Sheet. The convertible debt issued pursuant to the Term Sheet would mature on May 1, 2003 and have an annual interest rate of 20%. The additional investment pursuant to the Term Sheet was subject to certain conditions, which when satisfied, Mr. Adams would also convert all of his shares of Series A Preferred Stock and Series AA Preferred Stock and the existing $1.6 million convertible note into shares of our common stock at $.62 per share. In November 2002, the Company entered into another amendment to the Loan Agreement with Mr. Adams loaning an additional $2.1 million, and modifying the terms of the Loan Agreement as follows: an annual interest rate of 12.75%, the loan was due on demand, and the loan was convertible into shares of common stock of the Company, on the terms subject to the conditions set forth in the Term Sheet. In addition, in November 2002, Mr. Adams provided the Company another loan of $3.3 million convertible into shares of common stock, with an annual interest rate of 12.75%, a conversion rate of $1.99 per share and a maturity date of November 15, 2004. Furthermore, in November 2002, Mr. Adams issued a commitment to Bank of America, the senior lender to the Company at that time, to acquire debt of the Company owed to Bank of America. It was also agreed that upon Mr. Adams’ purchase of the Bank of America debt, the Company’s loan agreement with Bank of America would be modified whereby the maturity date would be November 15, 2004, the interest rate would be 12.75% per annum and that there would be no further advances. Mr. Adams purchased the Bank of America loan on December 13, 2002.

In January 2003, the Company entered into another amendment to the Loan Agreement with Mr. Adams for an additional loan of $1.3 million. Under the terms of the January 2003 amendment to the Loan Agreement, the Company acknowledged and agreed that the approximate $12.3 million the Company owed at the time was due and payable upon demand by Mr. Adams and that the conditions under the Term Sheet had not been satisfied. Also pursuant to the January 2003 amendment to the Loan Agreement, Mr. Adams converted all of his Series A and Series AA-2 Preferred Stock into 4,838,710 shares of common stock of the Company at a conversion price of $.62 per share. After the issuance of the shares of common stock, Mr. Adams owned approximately 69% of the outstanding common stock of the Company.

At the end of February 2003, Mr. Adams sent a conversion notice to the Company requesting that the Company convert $150,000 in principal and $150,000 in accrued and unpaid interest owing under an outstanding convertible promissory note. The notice requested a conversion price of $.02 per share, which Mr. Adams asserts is the conversion price under the terms of the note. Were the shares of common stock issued pursuant to the conversion request, Mr. Adams’ ownership would increase from approximately 69% to more than 90%, allowing Mr. Adams to effect a “short form” merger whereby the shares of common stock not owned by Mr. Adams could be acquired by Mr. Adams in exchange for consideration solely determined by Mr. Adams (subject only to dissenters’ appraisal rights under Delaware law). The Company has not issued the shares of common stock referenced in the conversion notice as it continue evaluating its rights, responsibilities and options with regard to this matter.

Larry J. Hughes, a member of the Board of Directors of the Company since October 2002, is a consultant to a company controlled by Mr. Adams.

Mr. Adams/Holiday Kamper

In November 2002, the Company entered into a term sheet with Holiday Kamper of Columbia, Inc. to acquire Holiday Kamper, subject to certain conditions including, the Company obtaining the approvals of its lender and board of directors. The Company never was able to obtain financing for the transaction or get lender approval and, therefore, the Company did not consummate the acquisition of Holiday Kamper. Mr. Adams was a secured lender to the Company and became the Company’s primary lender on December 13, 2002.

In March 2003, the Company entered into an agreement with Holiday Kamper to sell the assets, including the new and used RV inventory, of its dealership in Spartanburg, South Carolina to Holiday Kamper. The Company leased the property related to the dealership to the purchaser, Holiday Kamper, at a lease rate below current market rates and equal to the Company's current mortgage payment on the property. The RV inventory that was sold to Holiday Kamper was financed by a company owned by Mr. Adams. The Company used the net proceeds from the sale, approximately $2,967,000, to pay down debt owed to Mr. Adams.

Management of the Company understands that in April or May 2003, a company owned by Mr. Adams entered into an agreement to acquire Holiday Kamper.

Mr. Lemonis/Mr. Adams

In May 2002, Mr. Lemonis, the then Chief Executive Officer of the Company, borrowed $100,000 from the chief executive officer of a company controlled by Mr. Adams. Mr. Lemonis repaid the loan in fiscal 2002.

Management of the Company also understands that Mr. Lemonis is currently actively engaged with Mr. Adams in business related to the retail RV industry, including the acquisition of Holiday Kamper and the monitoring of the operations of the Company.

20. COMMITMENTS AND CONTINGENCIES

Concentration Of Credit Risk: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its funds with high credit quality institutions. At times, the monies may be in excess of the FDIC or other insurance limits. With regard to receivables, the Company routinely assesses the financial strength and collectibility of its customers and, as a consequence, believes that its accounts receivable risk is limited.

The Company relies on several manufacturers as suppliers for its product lines. Approximately 50%, 43% and 47% of the Company’s new vehicle sales for the years ended October 31, 2002, 2001 and 2000, respectively, consists of vehicles purchased from the same two manufacturers. In the opinion of management, the loss of all brands sold by either of the two largest manufacturers would have a material effect on the Company’s sales.

Third-Party Financing: The Company uses indirect lenders consisting of third-party banks and/or finance companies to assist its customers in locating financing for vehicle purchases. The Company refers customer to one or more of these indirect lending sources and earns a commission if the third-party lender consummates a loan contract with the customer. These contracts represent third-party financing, and the Company provides no underwriting or credit approval services for the lender. The Company’s commissions are typically based upon the difference between the interest rate the customer pays under the contract with the lender and an interest rate designated by the lender. At no time does the Company service or guarantee the collection of these loans or receivables. The Company could be charged back the commission by the lender if the loan is terminated for any reason in a specified period of time, limited to the first six months of the term. Effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned by the Company for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. This change made in accordance with the implementation of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended October 31, 2001 (See Note 2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Legal Proceedings: In November 2002, the Company, and the former Chief Executive Officer, were sued by Doerge Capital Collaterized Bridge Fund, L.P. in the Circuit Court of Lake county, Illinois. Doerge Capital had loaned $500,000 to the Company. The suit alleges breach of contract and fraudulent inducement and seeks $500,000 plus costs. Management believes the Company has valid defenses to this suit and the Company intends to vigorously defend this suit. Nevertheless, unfavorable resolution of this suit could have a material adverse effect on the financial condition of the Company.

In January 2003, the Company was sued by Armando and Francisco Alonso in the Circuit Court of Orange County, Florida. The Alonso’s had sold their business to the Company, taking back $1.5 million of convertible notes. The Alonso’s, who converted the notes into shares of common stock of the Company, allege breach of contract and seek rescission of the contract and unspecified money damages. Management believes the Company has valid defenses to this suit and the Company intends to vigorously defend this suit. Nevertheless, unfavorable resolution of this suit could have a material adverse effect on the financial condition of the Company.

In March 2003, the Company was sued by Ernest and Lori Davis in the Circuit Court of Orange County, Florida. The Davis’ had sold their business to the Company, taking back a $1,731,920 million convertible note. The Davis’, who converted the note into shares of common stock of the Company, allege breach of contract and seek rescission of the contract and unspecified money damages. Management believes the Company has valid defenses to this suit and the Company intends to vigorously defend this suit. Nevertheless, unfavorable resolution of this suit could have a material adverse effect on the financial condition of the Company.

In February 2003, the Company settled a suit, filed in August 2002 in District Court of Clark County, Nevada, by Century Partnership, LTD. involving an alleged breach of a lease. The court approved settlement provides that the Company pay $300,000, payable in monthly installments of $10,000 per month, commencing June 1, 2003 with interest accruing at 10% per annum. Should the Company default in making payments under the settlement agreement, a judgment of $350,000, plus interest and less any payments made by the Company, will be entered against the Company.

In March 2003, the Company received an inquiry from the United States Department of Labor about contributions the Company is required to make to the Recreation USA, Inc. 401(k) Plan which is maintained by the Company. The Company has provided the Department of Labor with much of the information that has been requested and is in the process of compiling information requested by the Department of Labor that has not yet been submitted to such agency. The Company is also reviewing its internal records to confirm that all contributions that it was required to make to the plan have been made. At this time, management is unable to determine whether this inquiry may lead to a potentially adverse action.

On May 23, 2003, the Company was sued by Armando and Francisco Alonso in the Circuit Court of Lake County, Florida. In January 2000, the Company purchased from the Alonso's sold the real property related to the business the Alonso's had previously sold to the Company. In conjunction with the purchase of the real property by the Company, the Alonso's took back a $5,010,864 note secured by a mortgage on the real property. The Alonso's allege a default under the note (with a current balance of $4,700,235) for failure to pay the May 2003 payment as required and by encumbering the real property with a second mortgage in violation of the loan documents. The Company made the May payment under the note within the cure period as provided for in the note. At this time management is unable to determine the defenses to the allegation of encumbering the real property with a second mortgage. An unfavorable resolution of this suit would have a material adverse effect on the financial condition and cash flow of the Company.

The Company is also involved in various lawsuits and other contingencies arising out of the Company’s operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims will not have a material adverse effect upon the business, financial position or results of operations of the Company.

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results for the fiscal years ended October 31, 2002 and October 31, 2001.

	FISCAL 2002 QUARTER

			(RESTATED)
	FIRST	SECOND	THIRD	FOURTH

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue	$18,417,909	$19,886,374	$22,859,570	$16,715,471
Gross Profit	3,734,828	3,122,888	2,143,071	1,636,016
Net loss	(3,780,925)	(511,445)	(10,312,616)	(4,456,988)
Basic and diluted loss per common share(a)	(4.86)	(1.02)	(10.95)	(4.69)

In connection with the preparation of the Company's annual financial statements, the Company determined its financial statements for the three and nine month periods ended July 31, 2002 required revision, as the Company had not recorded a charge to marketing expense of $298,652 relating to the value of warrants issued in connection with the origination of a note payable to an affiliate (see Note 12). Additionally, the Company did not record a charge to interest expense of $426,667 relating to the deemed beneficial value relating to the variable provision of the note payable to an affiliate. Accordingly, the as reported net loss for the Quarter ended July 31, 2002, $9,587,297, was increased to $10,312,616.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned by the Company for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. Also effective November 1, 2000, the Company changed its revenue recognition policy related to commissions earned on the sale of administrative obligor extended warranty and service contracts to defer these commissions until this 100% chargeback period has lapsed and to recognize revenue ratably over the remaining life of the contracts as commissions are earned and not subject to chargeback. This change was made in accordance with the implementation of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) (See Note 2). The quarters ended January 31, 2001, April 30, 2001 and July 31, 2001 have been restated to reflect the adoption of SAB 101.

	FISCAL 2001 QUARTER

	FIRST	SECOND	THIRD	FOURTH

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Pre-SAB 101:
(as originally reported)
Revenue	$33,220	$41,654	$36,397	$22,984
Gross Profit	5,188	7,363	6,685	(682)
Net income (loss)	(2,883)	(1,635)	(427)	(10,629)
Basic and diluted earnings (loss) per common share(a)	(0.38)	(0.20)	(0.05)	(1.28)

	FISCAL 2001 QUARTER

	FIRST	SECOND	THIRD	FOURTH

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
	(RESTATED)	(RESTATED)	(RESTATED)	(RESTATED)

Post-SAB 101:
(as restated)
Revenue	$33,342	$41,182	$36,172	$23,392
Gross Profit	5,310	6,891	6,460	(274)
Net income (loss)	(4,950)	(2,107)	(652)	(10,313)
Basic and diluted earnings (loss) per common share(a)	(0.65)	(0.26)	(0.07)	(1.21)

(a) Calculated independently for each period, and consequently, the sum of the quarters may differ from the annual amount.

The fourth quarter of fiscal 2001 reflects a $1,580,000 charge to consulting expense related to stock issuable for services (See Note 20).

The fourth quarter of fiscal 2001 reflects a $1,573,000 charge for goodwill impairment based on an annual evaluation and events in the quarter (See Note 4).

The fourth quarter of fiscal 2001 reflects provisions of $2,257,000 for additional reserves on vehicles, marine products and parts and accessory inventory based on inventory aging, reassessment of wholesale market value and salability, historical sales activity and the condition of the merchandise.

The second quarter of fiscal 2001 reflects a debt conversion expense charge of $1,440,000 (See Note 4). An additional $83,000 was expensed in the fourth quarter of fiscal 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

22. SUBSEQUENT EVENTS

Primary Floor Plan

On November 1, 2002, the Company paid the $100,000 final installment on a loan origination fee incurred in connection with the Company’s March 2002 amendment to its primary floor plan credit facility. This fee could have been avoided if the Company were able to refinance the outstanding floor plan balance on or before October 31, 2002. On November 13, 2002, the Company reached an agreement to amend its primary floor plan, which expired on October 31, 2002. The credit facility was extended through December 13, 2002. In connection with the amendment, the Company paid an additional loan fee of $50,000, paid down the credit facility by $4,800,000 and obtained a commitment from the majority holder of the Company’s Series A Preferred Stock (see Note 13) and the sole holder of the Company’s Series AA-2 Preferred Stock (see Note 14), to purchase the floor plan credit facility from the Company’s primary floor plan lender and an additional advance of $4,300,000 to the Company. Of the $4,300,000 of additional advances by Mr. Adams, $1,000,000 was a secured convertible loan pursuant to the March 20, 2002 AGHI Finance loan agreement (see Note 12). The remaining $3,300,000 advance was made by AGI Holding Corp., a company owned by Mr. Adams, for a term of two years and at an interest rate of 12.75%, payable monthly. The loan is convertible into shares of common stock of the Company at a price of $1.99 per share and is secured by all of the assets of the Company. On December 13, 2002, a company owned by Mr. Adams acquired the floor plan from the Company’s primary floor plan lender for $7,800,000, making Mr. Adams also the Company's primary lender. Subsequent to the acquisition of the Company’s floor plan by a company owned by Mr. Adams, the $3,300,000 advance was added to the outstanding floor plan balance under the provisions of the floor plan agreement. Simultaneous with the acquisition of the floor plan, the floor plan credit facility was amended to, among other things, increase the interest rate to 12.75%, extend the maturity date until November 14, 2004 and terminated the lender’s obligations to make future advances thereunder. On January 14, 2003, the Company’s primary floor plan credit facility was further amended to, among other things, allow for an additional advance of $1,300,000 and to make the credit facility due on demand. For a complete discussion regarding transactions effecting the Company’s primary floor plan credit facility, see Note 10 Floor Plan Contracts.

Sale of Company Stores

On December 6, 2002, the Company sold its Bakersfield, California operations to pay down the Company’s primary floor plan lender. Under the terms of the Sale and Purchase of Assets Agreement by and between Holiday RV Superstores West, Inc. and Venture Out RV Centers, Inc., certain assets were sold to Venture Out and Venture Out assumed certain liabilities for a net purchase price of $3,402,400. The net proceeds from this transaction, $3,335,700, were paid to the Company’s primary floor plan lender to reduce the floor plan’s outstanding balance. In connection with this transaction, the Company recognized a gain of $928,510, which will be reflected in the Company’s results of operations for fiscal 2003.

On March 7, 2003, the Company sold its Spartanburg, South Carolina operations due to the Company’s inability to finance inventory and to curtail the losses from that dealership. Under the terms of the Sale and Purchase of Assets Agreement by and between Holiday RV Superstores of South Carolina, Inc. and Holiday Kamper Company of Columbia, Inc., all of the assets of the Spartanburg operation were sold and certain of the liabilities were assumed for a net purchase price of $3,199,050. The Company reduced its obligations’ to a company owned by Mr. Adams, the Company’s primary lender, by $2,967,000. In connection with this transaction, the Company recognized a loss of $244,175, which will be reflected in the Company’s results of operations for fiscal 2003.

On April 3, 2003, the Company sold its Las Cruces, New Mexico operations due to the Company’s inability to finance inventory. Under the terms of the Sale and Purchase of Assets Agreement by and between Holiday RV Superstores West, Inc. and Holiday World of Las Cruces, LLC (“Holiday World”), certain assets were sold to Holiday World and Holiday World assumed certain liabilities for a net purchase price of $2,844,038. The net proceeds from this transaction, $2,642,795, were paid to a company owned by Mr Adams, the Company’s primary lender, to reduce the outstanding balance. In connection with this transaction, the Company recognized a loss of $99,829, which will be reflected in the Company’s results of operations for fiscal 2003.

Conversion of Series A and Series AA Preferred Stock

On January 14, 2003, the holders of the Company’s Series A and Series AA Preferred Stock exercised their rights to convert their preferred stock into shares of the Company’s common stock at a conversion price of $0.62 per share. Accordingly, the Company issued 3,225,807 shares of the Company’s common stock in exchange for the outstanding Series A Preferred Stock, of which 2,419,335 shares were issued to Mr. Adams, the Company’s primary lender and now majority stockholder. Additionally, the Company issued 2,419,355 shares of the Company’s common stock in exchange for the outstanding Series AA Preferred Stock, all of which was owned by Mr. Adams. As a result of the conversion, Mr. Adams obtained ownership of approximately 69% of the Company’s outstanding common stock. Due to the Company’s financial position at January 14, 2003 and the Company’s results of operations for the years ended October 31, 2002 and 2001, Delaware law prohibits the payment of dividends. Therefore, the accrued and unpaid dividends relating to the Series A and AA Preferred Stock as of January 14, 2003 have been classified as other accrued liabilities as of that date. All deemed dividends resulting from the recording the Series A and AA Preferred Stock on a liquidation basis (see Notes 13 and 14) were recorded as an increase in the Company’s paid in capital account on January 14, 2003. The reduction of the conversion price to $0.62 per share from the original conversion price of $5.00 per share provided beneficial value to the holders of the Series A and Series AA Preferred Stock of $3,461,613 that will be recorded as a deemed dividend in January 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Conversion of Other Debt

In accordance with the term sheet entered into on September 30, 2002 by and between the Company and a lender (see Note 11), the Company issued 406,250 shares of the Company’s common stock at a per share price of $0.80 per share in exchange for forgiveness of $324,800 of outstanding debt. Also, in connection with this transaction, the lender agreed to forgive an additional $75,200 of outstanding principle on the debt. The gains related to the conversion and debt forgiveness will be included in the Company’s results of operations for the three months ended January 31, 2003.

Nasdaq SmallCap Market Delisting

On February 19, 2003, the Company received notification from the Nasdaq Listing Qualifications Panel stating that the Company’s common stock would be delisted from the Nasdaq SmallCap Market effective with the open of business on Friday, February 21, 2003. In addition, the Company’s common stock is not be immediately eligible to trade on the OTC Bulletin Board because the Company is not current in all of its periodic reporting requirements under the Securities Exchange Act of 1934, as amended, but is currently quoted on the “pink sheets”.

New Chairman and Acting Chief Executive Officer; Resignation of Acting Chief Executive Officer

On February 4, 2003, the Company announced the appointment of Lee B. Sanders as the new Chairman of the Board of Directors and Casey L. Gunnell as Acting Chief Executive Officer and President and the resignation of Marcus A. Lemonis, the former Chairman, Chief Executive Officer and President. Mr. Gunnell has given notice of his resignation as Acting Chief Executive Officer, President and Director effective immediately after the filing of the Company’s Annual Report of Form 10-K. In addition, Lee Iacocca resigned from the Board in February 2003.

Notice to Convert

On February 28, 2003 the Company received notice from Mr. Adams, the Company’s primary lender and majority stockholder, requesting conversion of $150,000 principal amount and $150,000 of accrued but unpaid interest owed under a convertible note. The conversion price sought by Mr. Adams is $0.02 per share, which Mr. Adams asserts is the conversion price established in accordance with the terms of the convertible note.

If the shares of common stock are issued on the basis of the conversion request, Mr. Adams’ ownership of the Company’s common stock would increase from approximately 69% to more than 90%. Were the Company to issue the shares of common stock subject to the conversion request, thus increasing Mr. Adams’ ownership interest to over 90 percent, Mr. Adams would be able to effect a “short form” merger in which the shares of common stock not owned by Mr. Adams could be acquired in exchange for consideration solely determined by Mr. Adams (subject only to dissenters’ appraisal rights under Delaware corporate law). The Company has not yet issued the shares of common stock referenced in the conversion request and the Company is evaluating its rights, responsibilities and options with respect to this issue.

Mr. Adams’ Amendment to Schedule 13D — Removal of Certain Directors by Written Consent.

On May 23, 2003, Mr. Adams filed an amendment to his Schedule 13D relating to his ownership in the Company (the “Amendment”). The Amendment states that Mr. Adams has been informed that Board of Directors of the Company had determined to issue shares to Mr. Adams subject to the conversion notice (see above) after the completion of the audit for its fiscal year ended October 31, 2002. The Company’s Board of Directors has not made that determination, and as stated above, is evaluating its rights, responsibilities and options with respect to issuing shares subject to the conversion notice.

The Amendment further states that, on May 16, 2003, Mr. Adams determined that if the Company had not filed its Form 10-K for the year ended October 31, 2002 and its Form 10-Q for the quarter ended January 31, 2003 by May 23, 2003, Mr. Adams would take action by means of written consent pursuant to the Delaware General Corporation Law and the Company’s certificate of incorporation to remove Lee Sanders and Casey Gunnell as directors and replace them with other persons who would, among other things, issue the shares to Mr. Adams subject to the conversion notice. The Amendment continues stating that after the issuance of the shares subject to the conversion notice, Mr. Adams would consider effecting a “short form” merger. As stated above, the issuance of the shares subject to the conversion notice would increase Mr. Adams’ ownership to more than 90%, thus allowing Mr. Adams to effect a short form merger in which shares of common stock not owned by Mr. Adams could be acquired in exchange for consideration solely determined by Mr. Adams (subject only to dissenters’ appraisal rights under Delaware corporate law). The Amendment further states that Mr. Adams understands that the Company has made arrangements to file its Form 10-K by May 23, 2003 and therefore Mr. Adams has not taken the proposed action to replace certain members of the Company’s Board of Directors.

Lawsuit Against the Former Chief Executive Officer

On April 24, 2003, the Company filed suit against Marcus Lemonis, the former Chairman, Chief Executive Officer and President of the Company who resigned on January 30, 2003, for breach of contract, breach of fiduciary duty and unjust enrichment. The Company is seeking the return of a $41,006 unauthorized bonus payment and over $70,000 of expenses reimbursed to Mr. Lemonis that were non-business related, excessive and/or unsubstantiated and contrary to the policies contained in the Company’s Employee Handbook. There can be no assurance as to the outcome of this litigation.

Legal Proceedings

Subsequent to October 31, 2002, legal proceedings have been initiated against the company. See Note 20.

SCHEDULE II

HOLIDAY RV SUPERSTORES, INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000

			CHARGES
		BALANCE AT	TO COST	CHARGES		OTHER	BALANCE
		BEGINNING	AND	TO OTHER	OTHER	CHARGES-	AT END
YEAR	DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	ADDITIONS(A)	(DEDUCTIONS)(B)	OF PERIOD

2002	Finance Commission Chargeback Reserves	$146,985	$—	$—	$—	$(146,985)	$—
2002	Deferred Tax Valuation Allowance	$5,317,000	$6,643,263	$—	$—	$(2,184,372)	$9,775,891
2001	Finance Commissions Chargeback Reserves(c)	$245,246	$54,765	$—	$—	$(153,026)	$146,985
2001	Deferred Tax Valuation Allowance	$—	$5,317,000	$—	$—	$—	$5,317,000
2000	Finance Commissions Chargeback Reserves	$63,309	$296,132	$—	$245,247	$(359,442)	$245,246

(a)	Finance commissions chargeback reserves from business acquisitions.

(b)	Finance commissions chargebacks paid and impact of the utilization of NOL carryback.

(c)	Effective November 1, 2000, we changed our revenue recognition policy related to commissions earned for placing retail financing contracts with indirect lending institutions in connection with customer vehicle and marine purchases and customer purchases of credit life insurance products to defer these commissions until the chargeback period has lapsed. Also, effective November 1, 2000, we changed our revenue recognition policy related to commissions earned on the sale of administrator obligor extended warranty and service contracts to defer these commissions until the 100% chargeback period has lapsed and to recognize ratably over the remaining life of the contract as commissions are earned and not subject to chargeback. The reserve that remains is for preacquisition chargeback exposures related to these types of products sold by companies we acquired and considered as part of the original purchase accounting.

All other schedules have been omitted as they are either not applicable, not required or the information is included in the Consolidated Financial Statements or notes thereto.

“Report of Independent Certified Public Accountants on Financial Statements Schedule”

Shareholders and Board of Directors of Holiday RV Superstores, Inc.

Our audits of the consolidated financial statements referred to in our report, which includes an explanatory paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern and an explanatory paragraph indicating a change in the Company’s method of accounting for certain revenues to conform to the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” dated May 28, 2003, appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
May 28, 2003.

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amendment in the Entirety of By-Laws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-18 dated September 14, 1987 (File No. 33-17190-A) (the “Form S-18”).

3.2	Amendment to By-Laws (incorporated by reference to Exhibit 3.6 to the Form S-18).

3.3	Agreement and Plan of Merger between Holiday RV Superstores, Incorporated, a Florida corporation and Holiday RV Superstores, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.7 to the Annual Report on Form 10-K for fiscal year ended October 31, 1999 filed on January 28, 2000 (the “1999 10-K”)).

3.4	Restated Certificate of Incorporation of Holiday RV Superstores, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.8 to the 1999 10-K).

3.5	Certificate of Designation, Rights and Preferences of the Series A Preferred Stock of Holiday RV Superstores, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K dated January 7, 2002 filed on January 11, 2002 (the “January 2002 8-K”)).

3.6	Amended Certificate of Designation, Rights and Preferences of the Series A Preferred Stock of Holiday RV Superstores, Inc. (incorporated by reference to Exhibit 3.2 to the January 2002 8-K).

3.7	Certificate of Designation, Rights and Preferences of the Series AA-2 Preferred Stock of Holiday RV Superstores, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 (the “January 2002 10-Q”)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-18).

4.2	Holiday RV Superstores, Inc. 1999 Stock Compensation Program (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 dated September 28, 2000 (File No. 333-46822) (the “S-8”)).

4.3	Holiday RV Superstores, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the S-8).

4.4	Form of Consulting Agreement (incorporated by reference to Exhibit 4.3 to the S-8).

4.5	Form of Consultant Stock Option Agreement (incorporated by reference to Exhibit 4.4 to the S-8).

4.6	Form of 1999 Board of Director Stock Option Agreement (incorporated by reference to Exhibit 4.5 to the S-8).

4.7	Form of Warrant to Purchase Shares of Common Stock of Registrant dated April 13, 2000 issued to Schneider Securities, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-3 filed on September 21, 2001 (File No. 333-64898) (the “S-3”)).

4.8	Form of Warrant dated May 10, 2001 registered to KC (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended April 30, 2001 (the “April 2001 10-Q”)).

4.9	Form of Warrant dated January 8, 2002 issued to The Stephen Adams Living Trust UTA dated September 15, 1997 (incorporated by reference to Exhibit 4.1 to the January 2002 8-K).

4.10	Form of Warrant dated as of March 12, 2002 issued to AGHI Finance Co., LLC (incorporated by reference to Exhibit 4.1 to the January 2002 10-Q).

4.11	Form of Warrant dated as of March 18, 2002 issued to The Stephen Adams Living Trust UTA dated September 15, 1997 (incorporated by reference to Exhibit 4.2 to the January 2002 10-Q).

10.1	Debt Conversion and Mutual Settlement and Release Agreement dated as of March 1, 2001 between Registrant, County Line Select Cars, Inc., Armando Alonso and Francisco Alonso (incorporated by reference to Exhibit 10.7 of the April 2001 10-Q).

10.2	Debt Conversion and Mutual Settlement and Release Agreement dated as of March 1, 2001 between Registrant, Little Valley Auto & RV Sales, Inc., Ernest Davis, Jr. and Lori A. Davis (incorporated by reference to Exhibit 10.8 of the April 2001 10-Q).

10.3	Amendment to Debt Conversion and Mutual Settlement and Release Agreement dated as of March 1, 2001 between Registrant, County Line Select Cars, Inc., Armando Alonso and Francisco Alonso (incorporated by reference to Exhibit 10.9 of the April 2001 10-Q).

10.4	Amendment and Restated Loan and Security Agreement by and between the Registrant, Banc of America Specialty Finance, Inc. and Bank of America, N.A. dated March 8, 2001 (incorporated by reference to Exhibit 10.9 of the April 2001 10-Q).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.5	Warrant to Purchase Securities between Registrant and R.B.F. International, Inc. dated August 1, 2001 (incorporated by reference to Exhibit 10.11 to the July 2001 10-Q).

10.6	[Consulting Agreement between Registrant and Steven Antebi dated August 1, 2001 (incorporated by reference to Exhibit 10.12 to the July 2001 10-Q).]

10.7	Settlement Agreement between Registrant and W. Hardee McAlhaney dated June, 2001 (incorporated by reference to Exhibit 10.13 to the July 2001 10-Q).

10.8	Securities Purchase Agreement dated as of December 31, 2001 among Holiday RV Superstores, Inc and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the January 2002 8-K).

10.9	Registration Rights Agreement dated as of December 31, 2001 between the investors identified on the signature pages thereto and Holiday RV Superstores, Inc. (incorporated by reference to Exhibit 10.2 to the January 2002 8-K).

10.10	Second Amendment to Amended and Restated Loan and Security Agreement and Forbearance Agreement, dated as of January 8, 2002, effective November 30, 2001 among Holiday RV Superstores, Inc and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the January 2002 8-K).

10.11	Letter Agreement between Holiday RV Superstores, Inc and Steven Antebi, dated December 27, 2001 (incorporated by reference to Exhibit 10.4 to the January 2002 8-K).

10.12	Form of Leasehold Mortgage and Security Agreement to Secure Guaranty dated March 12, 2002 made between Holiday RV Superstores, Inc. and AGHI Finance Co., LLC for the lease property in Bakersfield, California, Roseville, California, Wintergarden, Florida, Lexington, Kentucky, Prosperity, West Virginia, Ripley West Virginia, Sanford, Florida, Fort Lauderdale, Florida and Las Vegas, Nevada (incorporated by reference to Exhibit 10.8 to the January 2002 10-Q).

10.13	Trademark Security Agreement dated March 12, 2002 between Holiday RV Superstores, Inc. and AGHI Finance Co. LLC (incorporated by reference to Exhibit 10.10 to the January 2002 10-Q).

10.14	Intercreditor and Subordination Agreement dated March 15, 2002 among AGHI Finance Co., LLC, Holiday RV Superstores, Inc., Banc of America Specialty Finance, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the January 2002 10-Q).

10.15	Endorsement Agreement dated March 20, 2002 between Holiday RV Superstores, Inc. and Affinity Group, Inc. (incorporated by reference to Exhibit 10.13 to the January 2002 10-Q).

10.16	Right of First Refusal dated March [ ], 2002 (incorporated by reference to Exhibit 10.14 to the January 2002 10-Q).

10.17	Right of First Refusal dated March [ ], 2002 (incorporated by reference to Exhibit 10.15 to the January 2002 10-Q).

10.18	Lease agreement dated November 12, 2001 between Century Partnership, Ltd. and Holiday RV Superstores, of Nevada, Inc. (incorporated by reference to Exhibit 10.16 to the January 2002 10-Q).

10.19	Securities Purchase Agreement dated March 18, 2002 between the Purchasers set forth on Schedule I thereto and Holiday RV Superstores, Inc. (incorporated by reference to Exhibit 10.1 to the January 2002 10-Q).

10.20	Registration Rights Agreement dated March 18, 2002 between the investors identified on the signature pages thereto and Holiday RV Superstores, Inc. (incorporated by reference to Exhibit 10.2 to the January 2002 10-Q).

10.21	Registration Rights Agreement dated March 12, 2002 by and between AGHI Finance Co., LLC and Holiday RV Superstores, Inc. (incorporated by reference to Exhibit 10.3 to the January 2002 10-Q).

10.22	Loan and Security Agreement dated March 12, 2002 among AGHI Finance Co., LLC and Holiday RV Superstores, Inc. (incorporated by reference to Exhibit 10.4 to the January 2002 10-Q).

10.23	Secured Promissory Note dated March 20, 2002 from Holiday RV Superstores, Inc., as borrower to AGHI Finance Co., LLC, as payee in the original principal amount of $1,600,000 (incorporated by reference to Exhibit 10.5 to the January 2002 10-Q).

10.24	Form of Guaranty dated March 12, 2002 from each of Holiday RV Superstores of South Carolina, Inc., Holiday RV Superstores West, Inc., Holiday RV Superstores of New Mexico, Inc., Holiday RV Assurance Service, Inc., County Line Select Cars, Inc., Little Valley Auto and RV Sales, Inc., Hall Enterprises, Inc. and Recreation USA Insurance Corporation in favor of AGHI Finance Co., LLC (incorporated by reference to Exhibit 10.6 to the January 2002 10-Q).

10.25	Form of Security Agreement dated March 12, 2002 from each of Holiday RV Superstores of South Carolina, Inc., Holiday RV Superstores West, Inc., Holiday RV Superstores of New Mexico, Inc., Holiday RV Assurance Service, Inc., County Line Select Cars, Inc., Little Valley Auto and RV Sales, Inc., Hall Enterprises, Inc. and Recreation USA Insurance Corporation in favor of AGHI Finance Co., LLC (incorporated by reference to Exhibit 10.7 to the January 2002 10-Q).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.26	Form of Mortgage and Security Agreement dated March 12, 2002 made between Holiday RV Superstores, Inc. and AGHI Finance Co., LLC for the owned real property located in Clermont, Florida, Inverness, Florida, Ocala North, Florida, Ocala South, Florida and Spartanburg, South Carolina (incorporated by reference to Exhibit 10.8 to the January 2002 10-Q).

10.27	Term Sheet, dated October 25, 2002, by and between the Company, AGHI Finance Co., LLC and the Steven Adams Living Trust (incorporated by reference to Exhibit 99.1 to Form 8 –K dated October 25, 2002 filed on October 30, 2002 (the “October 2002 8-K”)).

10.28	Amendment No. 1 to Loan and Security Agreement, dated October 9, 2002, by and among the Company, AGHI, the Steven Adams Living Trust and certain subsidiaries of the Company (incorporated by reference to Exhibit 99.2 to the October 2002 8-K).

10.29	Term Sheet, dated October 25, 2002, by and between the Company and Arc Capital (incorporated by reference to Exhibit 99.3 to the October 2002 8-K).

10.30	Agreement between the Company and R.B.F. International, Inc., dated September 30, 2002 (incorporated by reference to Exhibit 99.4 to the October 2002 8-K).

10.31	Fourth Amendment to Amended and Restated Loan and Security Agreement and Forbearance Agreement Extension, dated November 11, 2002, effective October 31, 2002, by and among, Holiday RV Superstores, Inc., Bank of America, N.A., Banc of America Specialty Finance, Inc. and all of the subsidiaries of the Company (incorporated by reference to Exhibit 99.1 to the Form 8-K dated November 11, 2002 filed on November 18, 2002 (the “November 11, 2002 8-K”)).

10.32	Commitment Letter, dated November 11, 2002, issued by Stephen Adams to Bank of America (incorporated by reference to Exhibit 99.2 to the November 11, 2002 8-K).

10.33	Amendment No. 2 to Loan and Security Agreement, dated as of November 11, 2002, by and among the Company, AGHI Finance Co., LLC, AGI Holding Corp., the Stephen Adams Living Trust and certain subsidiaries of the Company (incorporated by reference to Exhibit 99.3 to the November 11, 2002 8-K).

10.34	Secured Promissory Note, dated November 11, 2002, issued by the Company to AGI Holding Corp. in the amount of $3,300,000 (incorporated by reference to Exhibit 99.4 to the November 11, 2002 8-K).

10.35	Agreement for Purchase and Sale of Assets, dated November 22, 2002, by and among, Holiday RV Superstores, Inc., Holiday RV Superstores West, Inc., a subsidiary of the Company, and Venture Out RV Centers, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 22, 2002 filed on November 27, 2002).

10.36	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated December 16, 2002, by and among, Holiday RV Superstores, Inc., AGHI Finance Co., LLC and all of the subsidiaries of the Company (incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 13, 2002 filed on December 19, 2002).

10.37	Third Amendment to Amended and Restated Loan and Security Agreement and Forbearance Agreement Extension dated March 15, 2002 among Holiday RV Superstores, Inc., Holiday RV Superstores of South Carolina, Inc., Holiday RV Superstores West, Inc., Holiday RV Superstores of New Mexico, Inc., Holiday RV Assurance Service, Inc., County Line Select Cars, Inc., Little Valley Auto and RV Sales, Inc., Hall Enterprises, Inc and Recreation USA Insurance Corporation, Holiday RV Rental/Leasing, Inc. and Holiday RV Assurance Service, Inc., F/K/A Holiday RV Assurance Corporation and Banc of America Specialty Finance, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to the January 2002 10-Q).

10.38	Supplemental Agreement to Amended and Restated Loan and Security Agreement, dated January 14, 2003, by and among the Company, AGHI Finance Co., LLC, AGI Holding Corp. and the subsidiaries of the Company (incorporated by reference to Exhibit 10.1 to the Form 8-K dated January 14, 2003 filed on January 17, 2003).

10.39	January 8, 2002 Letter Agreement between Stephen Adams and the Company related to the sale and lease back transaction of the Las Cruces, New Mexico property. +

10.40	Asset Purchase Agreement, dated March 7, 2003, between Holiday RV Superstores of South Carolina, Inc. and Holiday Kamper Company of Columbia, Inc. +

10.41	Agreement for Purchase and Sale of Assets, dated March 28, 2003, by and among Holiday World of Las Cruces, LLC, Holiday World of Houston, L.P., Holiday RV Superstores of New Mexico, Inc., a subsidiary of the Company, and Holiday RV Superstores, Inc. +

10.42	Lease Agreement between REC LC, LLC and Holiday RV Superstores, Inc. dated September 20, 2002. +

21.1	Subsidiaries of Registrant +

99.1	Certification of the Acting Chief Executive Officer +

99.2	Certification of the Chief Financial Officer +

+ Filed Herewith